Form 10-K
period 2020-12-31
HYDROFARM HOLDINGS GROUP, INC.
filed 2021-03-30
CIK 1695295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to

Commission file number: 001-39773

Hydrofarm Holdings Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 290 Canal Road Fairless Hills, Pennsylvania (Address of principal executive offices)	81-4895761 (I.R.S. Employer Identification No.) 19030 (Zip Code)

Registrant’s telephone number, including area code (707) 765-9990

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HYFM	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on December 31, 2020, as reported by The Nasdaq Global Select Market on such date was approximately $1.4 billion. The registrant has elected to use December 31, 2020 as the calculation date, which was the last trading date of the registrant’s most recently completed fiscal year, because on June 30, 2020 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held company. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 16, 2021, the registrant had 33,853,411 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	general economic and financial conditions, specifically in the U.S. and Canada;

•	the adverse effects of public health epidemics, including the ongoing COVID-19 pandemic, on our business, results of operations and financial condition;

•	federal and state legislation and regulations pertaining to the use and cultivation of cannabis in the U.S., and such laws and regulations in Canada;

•	the costs of being a public company;

•	our ability to keep pace with technological advances;

•	our ability to successfully identify appropriate acquisition targets, successfully acquire identified targets or successfully integrate the business of acquired companies;

•	the success of our marketing activities;

•	a disruption of breach of our information technology systems;

•	our current level of indebtedness;

•	our dependence on third parties;

•	the performance of third parties on which we depend;

•	the fluctuation in the prices of the products we distribute;

•	competitive industry pressures;

•	the consolidation of our industry;

•	compliance with environmental, health and safety laws;

•	our ability to protect and defend against litigation, including claims related to intellectual property and proprietary rights;

•	product shortages and relationships with key suppliers;

•	our ability to attract key employees;

•	the volatility of the price of our common stock;

•	the marketability of our common stock; and

•	other risks and uncertainties, including those listed in “Risk Factors.”

You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made, and we undertake no obligation to update them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.

Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms “Hydrofarm”, “the Company,” “we,” “our” and “us” refer to Hydrofarm Holdings Group, Inc. and its subsidiaries.

“Hydrofarm” and other trade names and trademarks of ours appearing in this Annual Report on Form 10-K are our property. This Annual Report on Form 10-K contains trade names and trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

We may announce material business and financial information to our investors using our investor relations website (www.investors.hydrofarm.com/investor-relations). We therefore encourage investors and others interested in Hydrofarm to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, or the SEC, webcasts, press releases and conference calls.

PART I

Item 1.	BUSINESS

Overview

We are a leading independent distributor and manufacturer of controlled environment agriculture (“CEA”, principally hydroponics) equipment and supplies, including a broad portfolio of our own innovative portfolio of proprietary branded products. We primarily serve the U.S. and Canadian markets, and believe we are one of the leading competitors by market share in these markets in an otherwise highly fragmented industry. For over 40 years, we have helped growers make growing easier and more productive. Our mission is to empower growers, farmers and cultivators with products that enable greater quality, efficiency, consistency and speed in their grow projects.

Hydroponics is the farming of plants using soilless growing media and often artificial lighting in a controlled indoor or greenhouse environment. Hydroponics is the primary category of CEA and we use the terms CEA and hydroponics interchangeably. Our products are used to grow, farm and cultivate cannabis, flowers, fruits, plants, vegetables, grains and herbs in controlled environment settings that allow end users to control key farming variables including temperature, humidity, CO2, light intensity spectrum, nutrient concentration and pH. Through CEA, growers are able to be more efficient with physical space, water and resources, while enjoying year-round and more rapid grow cycles as well as more predictable and abundant grow yields, when compared to other traditional growing methods.

We reach commercial farmers and consumers through a broad and diversified network of over 2,000 wholesale customer accounts, who we connect with primarily through our proprietary eCommerce marketplace. Over 80% of our net sales are into the specialty hydroponic retailers, through which growers are able to enjoy specialized merchandise assortments and knowledgeable staff. We also distribute our products across the U.S. and Canada to a diversified range of retailers of commercial and home gardening equipment and supplies that include garden centers, hardware stores, eCommerce retailers, commercial greenhouse builders, and commercial resellers.

How We Serve Our Customers

Our customer value proposition is centered on two pillars. First, we strive to offer the best selection by being a branded provider of all CEA needs. Second, we seek to be the gold standard in distribution and service, leveraging our infrastructure and reach to provide customers with just-in-time (“JIT”) delivery capabilities and exceptional service across the U.S. and Canada.

Complete Range of Innovative CEA Products

We offer thousands of innovative, branded CEA products that are supported by 24 patents and 60 registered trademarks. Our product offerings span lighting solutions, growing media (i.e., premium soils and soil alternatives), nutrients, equipment and supplies and includes more than 6,000 stock-keeping-units (“SKUs”) sold under leading proprietary, exclusive/preferred brands or non-exclusive/distributed brands. Some of our most well-known brands include Phantom and Active Aqua as well as in-licensed brands such as FoxFarm and Grodan. We estimate that approximately two-thirds of our net sales relate to recurring consumable products, including growing media, nutrients and supplies that require regular replenishment. The remaining portion of our sales relate to durable products such as hydroponic lighting and equipment. The majority of products we offer are produced by us or are supplied to us under exclusive/preferred brand relationships providing for attractive margins and a significant competitive advantage as we offer retailers and resellers a breadth of products that cannot be purchased elsewhere.

The following graphic illustrates a representative set of our market-leading products across key CEA product categories:

Infrastructure and Reach for Fast Delivery, High In-Stock Availability and Exceptional Service

Our infrastructure and reach enable us to provide delivery and service capabilities to a highly diverse group of customers across the U.S. and Canada. We believe that our six U.S.-based distribution centers can reach approximately 90% of the U.S. population within 24 to 48 hours and that our two Canadian distribution centers can provide timely coverage to the full Canadian market.

In the U.S., we operate distribution centers in Petaluma, California; Santa Fe Springs, California; Gresham, Oregon; Denver, Colorado; Fairless Hills, Pennsylvania; and New Hudson, Michigan. In Canada, we have distribution centers in Langley, British Columbia and Cambridge, Ontario. Outside of North America, we operate a distribution center in Zaragoza, Spain, and we have an office for product quality assurance and supply chain management in Shenzhen, China. We partner with a network of third-party logistics companies that facilitate expeditious delivery to our customers across the globe. The majority of customer orders are received through our business-to-business e-commerce platform. Through our differentiated Distributor Managed Inventory (“DMI”) Program, we partner with our network of retailers and resellers to create customized, JIT supply chain solutions for large commercial end users.

Over the past fifteen years, we have grown our net sales at an approximate 17% CAGR. This historical growth is largely due to the growth in CEA growing across several end-markets, including cannabis, and our ability to continuously develop, manufacture and distribute innovative branded products on timely basis.

We believe our industry is poised to grow significantly. Expanding populations, limited natural resources and a focus on the environment and the security of our agricultural systems have illuminated the benefits of CEA compared to traditional outdoor agriculture. We believe the adoption of CEA will continue to accelerate, particularly in the commercial agriculture industry, where CEA can be deployed to achieve grows that are simultaneously more efficient for the planet and profitable for growers. Furthermore, certain of our end-markets are experiencing significant growth, including cannabis. The global cannabis industry is a rapidly developing business opportunity for us, particularly as the legal market in the U.S. continues to expand.

Our Industry Is Large And Rapidly Growing

The Expanding Controlled Environment Agriculture Market

Our principal industry opportunity is in the wholesale distribution of CEA equipment and supplies, which generally include grow light systems; advanced heating, ventilation, and air conditioning (“HVAC”) systems; humidity and carbon dioxide monitors and controllers; water pumps, heaters, chillers, and filters; nutrient and fertilizer delivery systems; and various growing media typically made from soil, rock wool or coconut fiber, among others. Today, we believe that a majority of our products are sold for use in CEA applications.

CEA is an increasingly significant and fast-growing component of the expansive global commercial agriculture and consumer gardening sectors. According to the USDA and National Gardening Survey, the agriculture, food, and related industries sector produced more than $1 trillion worth of goods in the U.S. alone in 2017, and U.S. households spent a record of approximately $48 billion at retail stores on gardening and growing supplies and equipment. According to industry publications, the global CEA industry totaled approximately $65 billion in 2019, and is expected to grow at a CAGR of 16% from 2019 to 2023. The rapid growth of CEA crop output will subsequently drive growth in the wholesale CEA equipment and supplies industry. According to industry publications, the global wholesale CEA equipment and supplies industry totaled approximately $8 billion in 2019 and is expected to grow at a CAGR of 12.8% from 2019 to 2025.

Significant Growth in the Cannabis Industry

Today, we believe that a majority of the CEA equipment and supplies we sell to our customers is ultimately purchased by participants in the cannabis industry, though we do not sell to participants in the cannabis industry directly. The North American cannabis industry is massive and growing rapidly, driven largely by state-level legalization efforts in the U.S. and federal-level legalization in Canada. The current and expected growth in the size of the cannabis market has and will continue to have a very significant, positive impact on our business.

Importantly, though Canada and several U.S. states have taken significant steps towards cannabis legalization, we believe the North American legal cannabis market is still in the nascent stages of realizing its growth potential. As of the date of this Annual Report on Form 10-K, only 15 U.S. states and the District of Columbia had legalized cannabis for adult-use. The aggregate population of those states is only around one third of the total U.S. population. Furthermore, in U.S. states that have passed cannabis laws, many such laws remain restrictive to consumer access. As an example, we believe significant suppressed demand would be unlocked in Texas, should the state adopt a medical cannabis law that more closely resembles that of their neighboring state, Oklahoma, where we have seen significant growth since cannabis was legalized for medical use in 2018. In Canada, the governments of every province and territory have enacted laws allowing for the distribution and sale of cannabis for adult-use purposes; however, the market remains in early stages of market development.

According to industry publications, the U.S. cannabis market is projected to reach approximately $31.1 billion by 2024, up from approximately $12.2 billion in 2019, representing a 21% CAGR. In Canada, the cannabis market is projected to reach approximately $6.2 billion by 2024, up from approximately $1.7 billion in 2019, representing a 30% CAGR.

This significant growth in the U.S. cannabis market is expected due to (i) state initiatives for new adult-use and/or medical-use programs in additional U.S. states, (ii) expanded access for patients or consumers in existing state medical or adult-use cannabis programs, and (iii) increased consumption driven by greater product diversity and choice, reduced stigma, and real and perceived health benefits in states with existing adult-use or medical use programs.

•	State initiatives for new adult-use or medical-use programs. We believe support for cannabis legalization in the U.S. is gaining momentum. According to a 2019 poll by Quinnipiac University, 93% of Americans support patient access to medical-use cannabis if recommended by a doctor. Furthermore, due to the recent socio-economic changes across the U.S. since early 2020, many state government budgets are increasingly under pressure to identify additional revenue sources, such as the potential revenue streams from the taxation and job creation that state legalized adult-use cannabis may offer. Accordingly, a number of states are at various stages of considering implementing laws permitting cannabis use or further liberalizing their existing laws permitting such use. Our sales per capita in U.S. states with legalized adult-use programs are on average several multiples higher than our sales per capita in states without adult-use programs. We believe this fact points to the significant opportunity available to us if or when additional U.S. states legalize adult-use programs.

•	Expanded access for patients and consumers in existing state medical and adult-use programs. The cannabis business in states with existing cannabis laws is in nascent stages in many cases and will continue to grow, creating jobs and opportunities for workers and entrepreneurs. Cultivators, manufacturers, dispensaries, delivery providers, labs and other cannabis-related businesses will continue to grow in these regions. As these businesses proliferate, consumers will benefit from easier access to cannabis products.

•	Greater product diversity and choice, reduced stigma and real and perceived health benefits in states with existing adult-use or medical use programs. Several key developments have contributed to an increase in cannabis product availability and breadth, including the proliferation of CBD and other cannabis-infused products, including edibles, oils, tinctures, and topical treatments. We believe that the historical stigmatization of cannabis use has diminished significantly, driven by a more supportive legislative environment, a rise in progressive sociopolitical views and greater consumer awareness of the potential health benefits of cannabis consumption. According to industry publications, real and perceived health benefits extend into areas including cancer treatment, pain management, the treatment of neurological and mental conditions, and sleep management.

Acceleration of CEA Adoption

Both the commercial agriculture and cannabis industries are increasingly adopting more advanced agricultural technologies in order to enhance the productivity and efficiency of operations. The benefits of CEA include:

•	Greater product safety, quality and consistency;

•	More reliable, climate-agnostic year-round crop supply from multiple, faster harvests per year as opposed to a single, large harvests with outdoor cultivation;

•	Lower risk of crop loss from pests (and subsequently lower need for pesticides) and plant disease;

•	Lower required water and pesticide use compared to conventional farming, offering incremental benefits in the form of reduced chemical runoff and lower labor requirements; and

•	Potentially lower operating expenses from resource-saving technologies such as high-efficiency LED lights, precision nutrient and water systems and automation.

CEA implementation continues to increase globally, driven by the factors listed above as well as growth in fruit and vegetable farming, consumer gardening and the continued adoption of vertical farming. Vertical farming, a subsector of CEA, has gained popularity mainly due to its unique advantage of maximizing yield by growing crops in layers.

While a small portion of cannabis cultivation may be grown in non-CEA settings, given the multitude of benefits of CEA cultivation, we believe CEA will continue to be the primary method of growing cannabis, driving demand for our products. The movement towards the legalization of cannabis in the U.S. and its legalization in Canada also comes with a corresponding increase in regulatory oversight and statutory requirements for growers and their products. These regulations enhance product safety and transparency to consumers but usually necessitate the use of CEA in cannabis cultivation in order to meet mandated THC content or impurity tolerances.

Increased Consumer Home Growing

We perceive consumer gardening to be a significant driver of future CEA growth. We expect this growth in consumer gardening and growing spending to continue, driven by both increased participation by millennials and strong continued participation by married households, adults over age 55, and adults without children. We believe that these demographic dynamics will result in an increase in the number of consumer gardening category participants, resulting in the purchase of more CEA products.

Strong Demand for Hemp for CBD Production

Hemp cultivation in North America has grown significantly since the passage of the U.S. Farm Bill in December 2018. Consumers are increasingly using hemp-derived products such as CBD for their therapeutic benefits. According to industry publications, the U.S. hemp-derived CBD market is expected to grow from $1.2 billion in 2019 to $6.9 billion in 2025, representing a six-year CAGR of 33.8%. We have experienced strong demand for our products from growers that solely harvest hemp and from cannabis growers who are adding hemp to their offerings. We are very well positioned to continue to capitalize on the growth of industrial hemp cultivation in North America especially as cultivation is increasingly done indoors. Both our current product portfolio and our pipeline of new products tailored to the needs of hemp cultivators will help us serve this burgeoning market.

Increased Focus on Environmental, Social, and Governance (“ESG”) Issues

We believe the growth and change in our end-markets is in part driven by a variety of ESG trends aimed at preserving resources and enhancing the transparency and safety of our food supply chains. Overall, CEA delivers superior performance characteristics versus traditional agriculture when compared on select key ESG performance criteria:

•	More efficient land usage. CEA allows for greater crop production per square foot, reducing the amount of land needed to grow crops. Certain types of vertical farming are 20 times more productive than traditional farming per acre.

•	More efficient fresh water usage. CEA allows for the management and recycling of water inside of a closed-loop system and therefore generally require less water than traditional outdoor agriculture. In certain instances, CEA can grow plants with up to 98% less water than soil based agriculture.

•	Decreased use of fertilizer and pesticides. As CEA takes place in a controlled, often indoor environments, the need for pesticides application is reduced, allowing growers to apply less pesticide with more precise application compared to traditional outdoor agriculture.

•	Reduced carbon emissions. CEA, especially vertical farming, allows large farming operations to be located significantly closer to end-users, thereby reducing the transportation distance of ready-to-use crops.

•	Reduced food waste. Similar to the above, since CEA allows for food production significantly closer to end-user, there is less time between production and consumption and therefore reduced product spoilage, damage and waste.

•	Chemical runoff prevention. Due to closed-loop nature of CEA systems, CEA significantly decreases the risk of chemical runoff, which is generally more difficult to control in traditional outdoor agriculture.

•	Supports organic farming. CEA is well suited for organic farming, the produce of which has been in increasing demand by consumers.

COVID-19

The COVID-19 (“COVID-19”) pandemic has caused significant shifts in consumer sentiment and behavior thereby altering the dynamics of the CEA industry. While the rollout of vaccines has begun, the timing of vaccinations, herd immunity, and the lifting of shelter in place and similar restrictions and movement restrictions is unknown. Its effect on the cannabis industry may also drive a greater volume of sales by our customers, increasing demand for our CEA equipment and supplies. We believe that these changes, as outlined below, will benefit our industry in the long-term:

•	New entrants into the consumer gardening and growing market. We believe that a meaningful portion of consumer gardening and growing product spending following the COVID-19 outbreak was driven by first-time users. We expect this to be a tailwind for the consumer gardening and growing market going forward as a portion of these consumers opt to work-from-home more.

•	Increased focus on food security and sustainable sourcing. The COVID-19 pandemic has intensified consumer focus on food security and transparency of food production around the world. CEA offers a more sustainable and secure alternative to traditional outdoor agriculture, allowing food to be grown closer to where it is ultimately consumed, thereby reducing supply chain-related risks and food waste.

•	Pressure on governments to identify additional revenue streams, such as tax revenue from state legalized cannabis industries. The COVID-19 pandemic has put a significant strain on government budgets, increasing pressure to find revenue from previously unexplored streams including state legalized medicinal or adult-use cannabis.

•	Home-centric lifestyle increasing use occasion opportunities for cannabis use. The COVID-19 pandemic is expected to foster a long-term increase in at-home activity. This lifestyle shift may foster growth in the cannabis market by increasing potential occasions for cannabis use as cannabis is often consumed at home.

•	Essential service designation. During lockdowns related to the COVID-19 pandemic, our manufacturing and distribution operations and a great majority of our key suppliers, retailers and resellers were designated as essential and remained open. This sets a key precedent about the vital importance of our operations and end-markets. Although our key suppliers experienced significant demands in 2020, we believe this precedent will benefit the CEA industry in the long term.

Our Competitive Strengths

We attribute our success to the following competitive strengths.

Leading Market Positions in Attractive Growing Markets

We are a leading independent distributor and manufacturer of CEA equipment and supplies in the U.S. and Canada and one of the two major consolidators in the CEA industry. The broader market is comprised of a fragmented group of smaller competitors. We serve several attractive end-markets, including hemp and indirectly, the cannabis industry. Favorable trends in CEA, including increased adoption of vertical farming methods to increase yields, are projected to drive a 24% CAGR for the vertical farming market through 2023 according to industry publications. Similarly, growers’ increasing preference to reduce water and energy usage, limit pesticide use and risk of environmental runoff, and reduce labor costs coupled with growing consumer demand for fruits and vegetables are expected to drive significant growth in CEA methods. Furthermore, CEA allows farms to be located closer to their consumers, greatly reducing the costs and waste (namely CO2 and spoiled food) related to transportation resulting in an overall smaller carbon footprint. However, we will likely see the most significant growth in cannabis. Increased support for cannabis legalization at the federal level in the U.S., an increase in U.S. states’ implementation of adult-use and medical cannabis programs, continued growth in the Canadian cannabis market following the implementation of the Cannabis Act in 2018, and consumer and commercial awareness of the benefits associated with hemp-derived products will serve as significantly favorable tailwinds that will drive continued growth.

New, Experienced Management Team with Proven Track Record

Our management team possesses significant public market experience, a history of driving long-term organic growth and a track record of successful business consolidations. Bill Toler, Chairman and Chief Executive Officer, has over 35 years of executive leadership experience in supply chain and consumer packaged goods, most recently serving as President and Chief Executive Officer of Hostess Brands from April 2014 to March 2018. Under his leadership, Hostess Brands transitioned from a private to public company, regained a leading market position within the sweet baked goods category and returned to profitability. Bill also previously served as Chief Executive Officer of Advance Pierre Foods and President of Pinnacle Foods, in addition to holding executive roles at Campbell Soup Company, Nabisco and Procter & Gamble. Terence Fitch, President, possesses significant relevant business experience including more than 20 years of management experience with the Coca-Cola Company and Coke Enterprises, where he was responsible for manufacturing, supply chain, and sales and marketing for the multi-billion-dollar Refreshment Direct and Independent Bottlers business units. For the past six years, Terence has been working on building, managing and designing large CEA operations in Colorado and Arkansas. B. John Lindeman, Chief Financial Officer brings us more than 25 years of finance and leadership experience. Most recently he served as Chief Financial Officer and Corporate Secretary at Calavo Growers, Inc. (Nasdaq-GS: CVGW), a fresh food company, where he was responsible for the finance, accounting, IT and human resource functions. Prior to joining Calavo, he held various leadership positions within the finance and investment banking industries at Janney Montgomery Scott, Stifel Nicolaus, Legg Mason and PricewaterhouseCoopers LLP.

Broad Portfolio with Innovative Proprietary Offerings and Recurring Consumables Sales

We have one of the largest equipment and consumable product offerings in the industry. From lighting solutions to nutrients to grow mediums, we offer nearly everything growers need to ensure their operations are maximizing efficiency, output and quality. We maintain an extensive portfolio of products which includes 26 internally developed, proprietary brands across approximately 900 SKUs with 24 patents and 60 registered trademarks as well as over 40 exclusive/preferred brands across approximately 900 SKUs. We maintain inventory across over 6,000 SKUs, and approximately 60% of our sales relate to proprietary and exclusive/ preferred brands. Our proprietary and exclusive/preferred brands include lighting, equipment, grow media, nutrients and supplements. Our proprietary products command a significant gross margin premium relative to general distributed brands. Our revenue mix continues to shift towards proprietary brands as we continue to innovate, improving overall margins. Further, our revenue stream is highly consistent as, in our estimation, we believe that approximately two-thirds of our net sales are generated from the sale of recurring consumable products including growing media, nutrients and supplies. Our top 20 customers buy over 3,000 SKUs in the aggregate.

Proprietary Sourcing and Supplier Relationships Create Barriers to Entry

Our scale presents a significant barrier to entry as we have developed exclusive distribution relationships, proprietary brands and a geographic footprint that enables us to efficiently service customers across North America. We maintain approximately 900,000 square feet of distribution space across six distribution centers in the U.S. and two distribution centers in Canada. Furthermore, we have cultivated over the last 40 years long-term relationships with a network of approximately 400 suppliers, giving us access to a best-in-class products portfolio and allowing us to provide a full range of CEA solutions to our customers. We source individual components from our diverse supplier base to assemble our products, including utilizing a dedicated on-the-ground purchasing team in China to maintain and develop relationships with suppliers. No single supplier makes up more than 10% of our total purchases in 2020.

Unique Ability to Serve Our Strong Customer Base

We maintain long-standing relationships with a diversified range of leading hydroponic retailers, retailers of commercial and home gardening equipment and supplies that include garden centers, hardware stores, eCommerce retailers, commercial greenhouse builders, and commercial resellers. We serve over 2,000 business-to-business customers across multiple channels in North America, providing customers with the capability to purchase their entire product range from us. Our commercial sales and DMI programs further enhance our customer capabilities, offering consultation, technical expertise, facilitated order fulfillment and JIT delivery of consumables. Our unique distribution capabilities allow us to provide JIT delivery across North America, utilizing six strategically located distribution centers in the U.S. and our two distribution centers in Canada. Our distribution footprint in the U.S. can reach approximately 90% of the population in 24 to 48 hours and our two distribution centers in British Colombia and Ontario can provide timely coverage to the fully Canadian market. We maintain coverage of industry trends and consumer preferences via thirteen sales managers complemented by teams made up of specialized product category experts. Given our ability to provide a comprehensive product offering and excellent customer service, we maintain over seven-year relationships with the majority of our largest customers.

Proven Mergers and Acquisitions (“M&A”) Track Record

Our management team has extensive experience with execution and integration of M&A opportunities. In November 2017, we acquired Eddi’s Wholesale Garden Supplies, Ltd. (“Eddi’s”) and the distribution division of Greenstar Plant Products, Inc. (“GSD”), which we believe were two of the leading CEA and lawn and garden distributors in Canada at the time of the acquisitions. Those acquisitions, combined with our existing infrastructure and experience, have enabled us to become one of the leading CEA equipment distributors in Canada. Additionally, we maintain relationships throughout our markets to identify specific product categories of interest for M&A activity. Our robust understanding of commercial growers’ needs coupled with our experienced M&A team has prepared us to make additional acquisitions in the hydroponics industry, which will help us to continue to grow our market share. We view M&A as a significant driver of potential growth as the hydroponics industry is fragmented and primed for consolidation.

Our Growth and Productivity Strategies

We are well positioned to capitalize on the growth of our underlying markets through the following strategies.

Capitalizing on Rapidly Growing Markets

Our customers benefit from macroeconomic factors driving the growth of CEA, including expanded adoption of CEA and vertical farming by commercial growers and consumers, as well as the growth in cannabis, hemp and other end-markets. As the world population grows and urbanizes, vertical farming is increasingly being used to meet the demand for food crops. Industry publications estimate that the global vertical farming market will expand at a 24% CAGR from 2019 to 2023. In addition, the U.S. and Canadian cannabis markets had an estimated value of approximately $14 billion in 2019, and are projected to grow to $37 billion by 2024. The hemp market has benefited from consumer adoption of hemp-derived CBD products. According to industry publications, the U.S. hemp-derived CBD market is expected to grow from $1.2 billion in 2019 to $6.9 billion in 2025, representing a six-year CAGR of 33.8%. We expect to capitalize on favorable cannabis and hemp growth trends by continuing to expand our operations globally.

Expanding our Proprietary Product Offering

We are expanding the breadth of our product assortment through continued development of our own proprietary brands. Our proprietary brands command a meaningful gross margin premium to our distributed products. Our core competency in new product innovation is in lighting, consumable and equipment categories, and we are enhancing research and development in our other product categories to expand our brand portfolio’s value and further enhance our margins. We have launched several new product lines over the past year, including PhotoBio LED lighting equipment and Phantom Core HID lighting equipment. As evidenced by its strong sales velocity, the PhotoBio LED lighting line has what we believe is a higher performance level at a lower cost than current leading LED products. We also maintain a pipeline of next generation proprietary products and occasionally make investments in suppliers to create strategic relationships around the development of specific products and enhanced distribution agreements.

Adding Strategic Distribution Relationships and Exclusive/Preferred Brands

We can increase revenue with significant cross-selling activity to our current installed customer base by offering a more comprehensive assortment of products required by commercial growers to engage in cultivation. We have identified key suppliers with product solutions that are well established in the grower community for exclusive/preferred brand relationships. Although select key suppliers experienced significant volume demands for the year 2020, our exclusive/preferred brand relationships with leading brands continue to drive sales and margin improvement. We believe we are a highly attractive distribution partner due to our scale and independence in growing media and nutrient categories. We have established sixteen new exclusive/preferred distribution relationships over the past two years including with established equipment and nutrient suppliers.

Enabling Wholesaler Network to Effectively Serve Commercial Growers

Working with our wholesale network, we are leveraging our sophisticated technical sales team to provide our wholesale network the ability to address the needs, demanding requirements and higher volume of their larger-scale commercial customers. Establishing these relationships with our channel provides us with insight and access to growers’ evolving demands, leading to both increased equipment sales and recurring sales of consumables through our wholesale network. Our commercial grower outreach program, our analytically driven supply chain function and DMI capabilities enable our wholesaler network to anticipate customer demand for products and ensure their availability. The goal of these efforts is to maintain long-term relationships with our wholesalers by helping them be successful in providing cultivation square footage savings and access to JIT inventory to their customer base. We believe this can result in profitability for our wholesalers’ customers on consumables and equipment. We also believe that increasing the value to our wholesale network will allow us to grow within key accounts and expand sales of our products and services to new accounts.

Expand our Operating Margins

We have developed and begun to implement specific productivity initiatives across our business as a means of funding growth. Our initiatives include the following:

•	Enhance Our Brand Mix. We will continue to increase the percentage of proprietary and exclusive/ preferred brands in our product portfolio. Our innovative proprietary and exclusive/preferred brands offer us a significant margin benefit compared to distributed brands.

•	Drive Supply Chain Efficiencies. We are implementing multiple supply chain efficiency initiatives, including the review of our carrier sourcing relationships and intra-warehouse shipments for optimization opportunities, reducing the active SKU count by eliminating non-core SKUs, and the deployment enhanced inventory planning tools. Additionally, we continually review our distribution network for optimization opportunities. Service levels are improving as the global supply chain continues to stabilize.

•	Optimize the Customer Investment Program. We have segmented our client accounts to improve our discounting decisions in order to maximize net sales as a percent of gross sales.

•	Leveraging G&A. Additional areas of cost savings will come from more efficiently leveraging corporate overhead as our business continues to grow and scale.

Acquiring Value-Enhancing Businesses

The hydroponics industry is highly fragmented which we believe presents a significant opportunity for growth through M&A. Management is continually evaluating M&A targets and we believe, in this fragmented market, there will be continued opportunities for M&A. M&A provides us an opportunity to significantly increase distribution with independent brands and to add new products based on identified needs of commercial growers. We utilize clear investment criteria to make disciplined M&A decisions that will accelerate sales and EBITDA growth, increase competitive strength and market share and expand our proprietary brand portfolio.

We regularly pursue opportunities to grow our business through acquisitions of strategically complementary businesses and typically have a pipeline of numerous acquisition opportunities at differing stages of evaluation.  We aim primarily to acquire companies that have a competitive market position with the potential to increase market share, a strong brand, high recurring revenue and strong margin potential.  In the ordinary course of our business, we continually seek acquisition targets that can accelerate our growth and generate significant cash flows over time.  We are evaluating numerous opportunities for such acquisitions in the near term.  Although the most advanced opportunities in our pipeline would not individually or in the aggregate constitute “significant” acquisitions as defined by the SEC’s Regulation S-X, any of these acquisitions could have a material effect on our results of operations and financial condition.

The status of opportunities in our pipeline varies from early evaluation through preliminary discussions and varying levels of due diligence and negotiation of potential transaction terms.  We are not party to any definitive agreements in respect of such acquisition targets as of the date of this Annual Report on Form 10-K and the timing and our desire to consummate any such acquisition depends, among other things, on the results of our continuing due diligence, which may include, in each case, a quality of earnings report from a third party provider and, in each case, audited financial statements, which we are requiring even though we do not expect the acquisitions to be “significant” and to require us to include such audits in our public filings under the SEC’s Regulation S-X.  Even if our due diligence efforts lead us to desire to consummate acquisitions, there is no assurance that we will consummate the acquisition of any of the targets in our pipeline.  In addition to the continuing diligence efforts outlined above, we will still need to enter into definitive agreements with the targets in a dynamic market which may impact corresponding valuation metrics and multiples and, even if an agreement is entered into, both parties would need to satisfy any applicable closing conditions. There are a number of other factors that could impact our ability to successfully complete these acquisitions, including competition for targets, sometimes from competitors with greater available resources for acquisitions. However, negotiations and diligence relating to one or more of these potential acquisitions could advance rapidly in the near future, and, accordingly, it is also possible that we could enter into and close under agreements to acquire one or more businesses consistent with our acquisition strategy described above, shortly after the date of this Annual Report on Form 10-K.

Our more advanced negotiations contemplate a purchase price consisting of both cash and our common stock or of cash only.  We would be able to consummate the most advanced of our potential acquisitions from available cash and our credit line.  It should be noted that acquisitions involve a number of risks and may not achieve our expectations; and therefore we could be adversely affected by any such acquisition. There are a number of risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, and potential profitability of acquisition candidates, as well as the challenges of integrating acquired companies and achieving potential synergies once an acquisition is consummated, that may cause an acquisition to fail. See “Risk Factors Relating to Our Business – Acquisitions, other strategic alliances and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations” for more information.

Government Regulation

While there is no national governmental regulation relating to the sale of hydroponics equipment, certain products included in our growing media and nutrients product line are subject to certain registration requirements with some U.S. state regulators and federal regulations.

Media and Nutrients

Our leading product lines are growing media and nutrients products. These product lines include organic soils and nutrients that contain ingredients that require the companies that provide us with these products to register the product with certain regulators. The use and disposal of these products in some jurisdictions are subject to regulation by various agencies. A decision by a regulatory agency to significantly restrict the use of impact on those companies providing us with such regulated products, and as a result, limit our ability to sell these products.

International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways in light of the ingredients that are used in products included in our growing media and nutrients product line. In the U.S., products containing pesticides generally must be registered with the Environmental Protection Agency (the “EPA”), and similar state agencies before they can be sold or applied. The failure by one of our partners to obtain, or the cancellation of any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our businesses, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are either granted a license by the EPA or exempt from such a license and may be evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we distribute will be limited or will not be re-registered for use in the U.S. We cannot predict the outcome or the severity of the effect on our business of any future evaluations, if any, conducted by the EPA.

In addition, the use of certain pesticide products are regulated by various international, federal, state, provincial and local environmental and public health agencies. Although we strive to comply with such laws and regulations and have processes in place designed to achieve compliance, we may be unable to prevent violations of these or other laws and regulations from occurring. Even if we are able to comply with all such laws and regulations and obtain all necessary registrations and licenses, the pesticides or other products we apply or use, or the manner in which we apply or use them, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances.

Cannabis Industry

We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. Nonetheless, it is evident to us that the legalization of cannabis in many U.S. states and Canada has ultimately had a significant, positive impact on our industry. Accordingly, laws and regulations governing the cultivation and sale of cannabis and related products have an indirect effect on our business. Legislation and regulations pertaining to the use and growth of cannabis are enacted on both the state and federal government level within the U.S. The federal and state laws and regulations governing the growth and use of cannabis may be subject to change. New laws and regulations pertaining to the use or cultivation of cannabis and enforcement actions by state and federal authorities concerning the cultivation or use of cannabis could indirectly reduce demand for our products, and may impact our current and planned future operations.

Individual state laws regarding the cultivation, possession, and of cannabis for adult and medical uses conflict with federal laws prohibiting the cultivation, possession and use of cannabis for any purpose. A number of states have passed legislation legalizing or decriminalizing cannabis for adult-use, other states have enacted legislation specifically permitting the cultivation and use of cannabis for medicinal purposes, and several states have enacted legislation permitting cannabis cultivation and use for both adult and medicinal purposes.

Certain of our products may be purchased for use in new and emerging industries and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, future scientific research and public perception.

We sell products, including hydroponic gardening products, through third-party retailers and resellers. End users may purchase these products for use in new and emerging industries, including the growing of cannabis that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products is dependent on the growth of these industries, which is uncertain, as well as the laws governing the growth, possession, and use of cannabis by adults for both adult and medical use.

Laws and regulations affecting the U.S. cannabis industry are continually changing, which could detrimentally affect our growth, revenues, results of operations and success generally. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require the end users of certain of our products or us to incur substantial costs associated with compliance or to alter our respective business plans. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operation and financial condition.

The public’s perception of cannabis may significantly impact the cannabis industry’s success. Both the medical and adult-use of cannabis are controversial topics, and there is no guarantee that future scientific research, publicity, regulations, medical opinion, and public opinion relating to cannabis will be favorable. The cannabis industry is an early-stage business that is constantly evolving with no guarantee of viability. The market for medical and adult-use of cannabis is uncertain, and any adverse or negative publicity, scientific research, limiting regulations, medical opinion and public opinion (whether or not accurate or with merit) relating to the consumption of cannabis, whether in the U.S. or internationally, may have a material adverse effect on our operational results, consumer base, and financial results. Among other things, such a shift in public opinion could cause state jurisdictions to abandon initiatives or proposals to legalize medical or adult cannabis or adopt new laws or regulations restricting or prohibiting the medical or adult-use of cannabis where it is now legal, thereby limiting the potential customers and end-users of our products who are engaged in the cannabis industry (collectively “Cannabis Industry Participants”).

Demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop. We cannot predict the nature of such developments or the effect, if any, that such developments could have on our business.

We are subject to a number of risks, directly and indirectly through our Cannabis Industry Participants, because cannabis is illegal under federal law.

Cannabis is illegal under federal law. Federal law and enforcement may adversely affect the implementation of medical cannabis and/or adult-use cannabis laws, and may negatively impact our revenues and profits.

Under the United States Controlled Substances Act of 1970 (the “CSA”), the U.S. Government lists cannabis as a Schedule I controlled substance (i.e., deemed to have no medical value), and accordingly the manufacturing (cultivation), sale, or possession of cannabis is federally illegal. It is also federally illegal to advertise the sale of cannabis or to sell paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is authorized by federal, state, or local law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich, 532 U.S. 483 (2001), that the federal government has the right to regulate and criminalize cannabis, even for medical purposes. The illegality of cannabis under federal law preempts state laws that legalize its use. Therefore, strict enforcement of federal law regarding cannabis would likely adversely affect our revenues and results of operations.

Other laws that directly impact the cannabis growers that are end users of certain of our products include:

•	Businesses trafficking in cannabis may not take tax deductions for costs beyond costs of goods sold under Code Section 280E. There is no way to predict how the federal government may treat cannabis business from a taxation standpoint in the future and no assurance can be given to what extent Code Section 280E, or other tax-related laws and regulations, may be applied to cannabis businesses in the future.

•	Because the manufacturing (cultivation), sale, possession and use of cannabis is illegal under federal law, cannabis businesses may have restricted intellectual property and proprietary rights, particularly with respect to obtaining and enforcing patents and trademarks. Our inability to register, or maintain, our trademarks or file for or enforce patents on any of our inventions could materially affect our ability to protect our name, brand and proprietary technologies. In addition, cannabis businesses may face court action by third parties under the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Our intellectual property and proprietary rights could be impaired as a result of our retailers’ and resellers’ involvement with cannabis business, and we could be named as a defendant in an action asserting a RICO violation.

•	Similar to the risks relating to intellectual property and proprietary rights, there is an argument that the federal bankruptcy courts cannot provide relief for parties who engage in cannabis. Recent bankruptcy rulings have denied bankruptcies for cannabis dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, due to our retailers’ and resellers’ involvement with cannabis businesses, we may not be able to seek the protection of the bankruptcy courts and this could materially affect our financial performance and/or our ability to obtain or maintain credit.

•	Since cannabis is illegal under federal law, there is a strong argument that banks cannot accept for deposit funds from businesses involved in the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Any such inability to open or maintain bank accounts may make it difficult for us to operate our business. Under the Bank Secrecy Act (“BSA”), banks must report to the federal government any suspected illegal activity, which includes any transaction associated with a cannabis business. These reports must be filed even though the business is operating legitimately under state law. In addition, due to our retailers’ and resellers’ involvement with cannabis businesses, our existing bank accounts could be closed.

•	Insurance that is otherwise readily available, such as general liability and directors and officer’s insurance, may be more difficult for us to find, and more expensive, to the extent we are deemed to operate in the cannabis industry.

The former administration, or any new administration or attorney general, could change federal enforcement policy or execution and decide to enforce the federal cannabis laws more strongly. On January 4, 2018, former U.S. Attorney General Jeff Sessions issued a memorandum rescinding previous guidance (directing U.S. Department of Justice and the U.S. Attorneys’ offices to focus their cannabis enforcement efforts under federal law only in identified priority areas, such as sale to minors, criminal enterprises, and interstate sales). Under the Sessions memorandum, local U.S. Attorneys’ offices retain discretion regarding the prosecution of cannabis activity authorized under state laws and regulations. While former U.S. Attorney General William Barr expressed support for the National Organization to Reform Marijuana Laws (NORML) during his Senate testimony on April 10, 2019, further change in the federal approach towards enforcement could negatively affect the industry, potentially ending it entirely. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. The legal uncertainty and possible future changes in law could negatively affect our growth, revenues, results of operations and success generally.

Federal authorities may decide to change their current posture and begin to enforce current federal cannabis law and, if they decide to ignore the principles in the Cole Memorandum and begin to aggressively enforce such laws, it is possible that they could allege that we violated federal laws by selling products used in the cannabis industry. As a result, active enforcement of the current federal regulatory position on cannabis may thus directly or indirectly adversely affect our revenues and profits.

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on our business, including our reputation and ability to conduct business, the listing of our securities on any stock exchanges, the settlement of trades of our securities, our ability to obtain banking services, our financial position, operating results, profitability or liquidity or the market price of our publicly traded shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation of any such matters or their final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

Businesses involved in the cannabis industry, and investments in such businesses, are subject to a variety of laws and regulations related to money laundering, financial recordkeeping and proceeds of crimes.

We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the BSA, as amended by the Patriot Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S.. In February 2014, the Financial Crimes Enforcement Network (“FinCEN”) of the Treasury Department issued a memorandum (the “FinCEN Memo”) providing guidance to banks seeking to provide services to cannabis businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis businesses without risking prosecution for violation of U.S. federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis violations of the CSA and outlines extensive due diligence and reporting requirements, which most banks have viewed as onerous. The FinCEN Memo currently remains in place, but it is unclear at this time whether the current administration will continue to follow the guidelines of the FinCEN Memo. Such requirements could negatively affect the ability of certain of the end users of our products to establish and maintain banking connections.

Cannabis Industry Participants are subject to federal and state controlled substance laws and regulations. As a result, we are indirectly subject to a number of risks related to controlled substances.

We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. Some of our products are sold to Cannabis Industry Participants and used in connection with cannabis businesses that are subject to federal and state controlled substance laws and regulations. Cannabis businesses are subject to a number of risks related to controlled substances, which risks could reduce demand for our products by Cannabis Industry Participants. Such risks include, but are not limited to, the following:

•	Cannabis is a Schedule I drug under the CSA and regulated by the Drug Enforcement Administration (the “DEA”) as an illegal substance. The Food and Drug Administration (“FDA”), in conjunction with the DEA, licenses cannabis research and drugs containing active ingredients derived from cannabis. If cannabis were to become legal under federal law, its sale and use could become regulated by the FDA or another federal agency.

•	If cannabis were to become regulated by the FDA or another federal agency, extensive regulations may be imposed on the sale or use of cannabis. Such regulations could result in a decrease in cannabis sales and have a material adverse impact on the demand for our products. If we or our Cannabis Industry Participants are unable to comply with any applicable regulations and/or registration prescribed by the FDA, we may be unable to continue to conduct business with retailers and resellers that transact with cannabis businesses and/or our financial condition may be adversely impacted.

•	Controlled substance legislation differs between states and legislation in certain states may restrict or limit our ability to sell products to Cannabis Industry Participants. Our Cannabis Industry Participants may be required to obtain separate state registrations, permits or licenses in order to be able to obtain, handle and/or distribute controlled substances in a state. Such state regulatory requirements may be costly and, the failure of such Cannabis Industry Participants to meet such regulatory requirements could lead to enforcement and sanctions by the states in addition to any from the DEA or otherwise arising under federal law. We could be implicated in such enforcement or sanctions because of the sale of our products to such Cannabis Industry Participants.

•	The failure of our Cannabis Industry Participants to comply with applicable controlled substance laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the demand for our products and, as a result, the financial results of our business operations and our financial condition.

Furthermore, the Loan and Security Agreement by and among certain of our subsidiaries (the “Subsidiary Obligors”) and JPMorgan Chase Bank, N.A., dated March 29, 2021 (the “JPMorgan Credit Facility”) restricts our ability to sell our products directly to the cannabis industry. As a result, the Subsidiary Obligors do not sell our products directly to the cannabis industry, cannabis growers or cultivators, or to sellers or retailers that sell only to the cannabis industry. See “— Risks Relating to our Indebtedness” for further detail.

Intellectual Property

We own 16 issued U.S. design patents, three issued U.S. utility patents, five issued foreign patents and designs, 38 registered U.S. trademarks, and 22 registered foreign trademarks that enable us to position ourselves and our products to a wide range of customers. Our 24 issued patents cover grow lighting and hydroponic systems and components. These issued patents and our registered trademarks allow us to build out our proprietary brand products, which we believe are high quality products and generate higher sales margins than the distributed products that we sell. Our owned U.S. and foreign issued patents are expected to expire between 2021 and 2034.

Our ability to compete effectively depends in part on our rights to trademarks, patents and other intellectual property rights we own or license. We have not sought to register every one of our trademarks either in the U.S. or in every country in which such mark is used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the U.S. with respect to the registered brand names and issued patents we hold. Litigation may be necessary to enforce our intellectual property and proprietary rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe, misappropriate or otherwise violate their intellectual property or proprietary rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources.

We may need to obtain licenses to patents and other intellectual property and proprietary rights held by third parties to develop, manufacture and market our products, if, for example, we sought to develop our products, in conjunction with any patented technology. If we are unable to timely obtain these licenses on commercially reasonable terms (or at all) and maintain these licenses, our ability to commercially market our products, may be inhibited or prevented.

In addition, because the manufacturing (cultivation), sale, possession and use of cannabis is illegal under federal law, companies that transact with cannabis businesses may have restricted intellectual property and proprietary rights particularly with respect to obtaining and enforcing patents and trademarks. We do not believe these restrictions apply to our business. However, if we are unable to register, or maintain, our trademarks or file for or enforce patents on any of our inventions, such an inability could materially affect our ability to protect our name, brand and proprietary technologies. See “— Risks Relating to Our Intellectual Property” for more information on the risks associated with intellectual and proprietary rights.

Research and Development

We continually invest in research and development to improve our products, manufacturing processes, packaging and delivery systems. In addition to the benefits of our own research and development, we actively seek ways to leverage the research and development activities of our suppliers and other business partners.

Human Capital

Our continued success depends on management implementing effective human resource initiatives in order to recruit, develop and retain key employees. As of February 28, 2021, we employ 327 full-time employees and no part-time employees. We also employ 66 temporary workers and 8 independent contractors. None of our employees are subject to collective bargaining agreements, and we have had no labor-related work stoppages. Our retention rate for our full-time employees is approximately five years, and we employ various initiatives to increase employee retention, including offering bonus programs and training opportunities. We strive to foster an innovative and team-oriented culture and view our human capital resources and initiatives as an ongoing priority.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties that are summarized below. The below summary of risk factors should be read together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K.

Risks Relating to Our Business

•	our proprietary brand offerings expose us to various risks;

•	competitive industry pressures;

•	our ability to keep pace with technological advances;

•	general economic and financial conditions, specifically in the U.S. and Canada;

•	the adverse effects of public health epidemics, including the recent Coronavirus outbreak, on our business, results of operations and financial operations;

•	the costs and risks of operating internationally;

•	the costs of being a public company;

•	limitations and possible failures of our internal control systems;
•

we identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected;

•	acquisitions, other strategic alliances and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact our business and results of operations;

•	damage to our reputation could have an adverse effect on our business;

•	the success of our marketing activities;

•	a disruption or breach of our information technology systems;

•	the costs of potential tariffs or a global trade war;

•	unanticipated change in our tax provisions or new tax legislation; and

•	the potential for product liability lawsuits.

Risks Relating to Our Indebtedness

•	significant risks associated with our outstanding and future indebtedness of certain of our subsidiaries; and

•	restrictions imposed by our JPMorgan Credit Facility on our ability to sell products directly to the cannabis industry.

Risks Relating to Third Parties

•	we rely on a limited base of suppliers for certain products, which may result in disruptions to our business;

•	if our suppliers are unable to source raw materials or the prices of raw materials increase, this may adversely affect our results of operations; and

•	if our suppliers decide to sell directly into the retail market that we conduct our current or future business in, we may face increased competition.

Risks Relating to the Cannabis Industry

•	federal and state regulations pertaining to the use and cultivation of cannabis may adversely affect our business;

•	new California regulations have caused licensing shortages and future regulations may create other limitations that decrease demand for our products;

•	our products are subject to varying, inconsistent and rapidly changing laws;

•	we are subject to a number of risks, directly and indirectly, because cannabis is illegal under federal law;

•	our indirect involvement in the cannabis industry could adversely affect our public reputation; and

•	businesses involved in the cannabis industry are subject to a variety of laws and regulations related to money laundering, financial recordkeeping and proceeds of crimes.

Risks Relating to Other Regulations

•	we may be restricted by certain state and other regulations pertaining to the use of certain ingredients in growing media and plant nutrients, including the use of pesticides; and

•	we may be restricted by certain U.S., state and foreign laws regarding how we collect, store and process personal information.

Risks Relating to Our Intellectual Property

•	recent changes in laws make it difficult to predict how patents will be issued or enforced in our industry;

•	we may not be able to adequately obtain, maintain, protect our enforce our intellectual property and other proprietary rights;

•	we may need to rely on licenses to proprietary technologies from time to time, which could be difficult or expensive to obtain; and

•	we may be subject to infringement claims or claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Risks Relating to Our Capital Stock

•	we may incur indebtedness or issue capital stock that rank senior or equally to our common stock with certain liquidation preference and other rights, which may dilute our stockholders’ ownership interest;

•

certain provisions in the JPMorgan Credit Facility our corporate charter documents and in our current loan agreement and credit facility and under Delaware law could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove current management or to obtain a favorable judicial forum for disputes with directors, officers or employees;

•	risks related to us being a holding company;
•	our largest stockholders will exercise significant influence over our company for the foreseeable future, including the outcome of matters requiring stockholder approval;

•	our common stock has only recently become publicly traded and the market price of our common stock may be volatile; and
•	we are an emerging growth company and we cannot be certain if reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Corporate Information

We were incorporated in Delaware in January 2017 under the name Innovation Acquisition One Corp. Our predecessor company, originally called Applied Hydroponics, Inc., was founded in 1977 in Northern California. We changed our name to Hydrofarm Holdings Group, Inc. on August 3, 2018. Our principal executive offices are located at 290 Canal Road, Fairless Hills, Pennsylvania 19030 (the “Pennsylvania HQ”) and our telephone number is (707) 765-9990. Our website address is www.hydrofarm.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.investors.hydrofarm.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.

Risks Relating to Our Business

Our proprietary brand offerings expose us to various risks.

We expect to continue to grow our portfolio of proprietary brand offerings. We have invested in development and procurement resources and marketing efforts relating to these proprietary brand offerings. Although we believe that our proprietary brand products offer value to our customers at each price point and provide us with higher gross margins than comparable third-party branded products we sell, the expansion of our proprietary brand offerings also subjects us to certain specific risks in addition to those discussed elsewhere in this section, such as:

•	Potential mandatory or voluntary product recalls;

•	Our ability to successfully obtain, maintain, protect and enforce our intellectual property and proprietary rights (including defending against counterfeit, knock offs, grey-market, infringing or otherwise unauthorized goods); and

•	Our ability to successfully navigate and avoid claims related to the proprietary rights of third parties.

An increase in sales of our proprietary brands may also adversely affect our sales of our vendors’ products, which may, in turn, adversely affect our relationship with our vendors. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

Our competitors and potential competitors may develop products and technologies that are more effective or commercially attractive than our products.

Our products compete against national and regional products and private label products produced by various suppliers, many of which are established companies that provide products that perform functions similar to our products. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products. Some of our competitors have substantially greater financial, operational, marketing and technical resources than we do. Moreover, some of these competitors may offer a broader array of products and sell their products at prices lower than ours, and may have greater name recognition. In addition, if demand for our specialty indoor gardening supplies and products continues to grow, we may face competition from new entrants into our field. Due to this competition, there is no assurance that we will not encounter difficulties in generating or increasing revenues and capturing market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell. We may not have the financial resources, relationships with key suppliers, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.

We may not successfully develop new products or improve existing products or maintain our effectiveness in reaching consumers through rapidly evolving communication vehicles.

Our future success depends, in part, upon our ability to improve our existing products and to develop, manufacture and market new products to meet evolving consumer needs. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product innovations which satisfy consumer needs or achieve market acceptance, or that we will develop, manufacture and market new products or product innovations in a timely manner. If we fail to successfully develop, manufacture and market new products or product innovations, or if we fail to reach existing and potential consumers, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new and products and product innovations require substantial research, development and marketing expenditures, which we may be unable to recoup if such new products or innovations do not achieve market acceptance.

Many of the products we distribute and market, such as our fertilizers and nutrients, contain ingredients that are subject to regulatory approval or registration with certain U.S. state regulators. The need to obtain such approval or registration could delay the launch of new products or product innovations that contain ingredients or otherwise prevent us from developing and manufacturing certain products and product innovations.

Negative economic conditions, specifically in the U.S. and Canada, could adversely affect our business.

Uncertain global economic conditions could adversely affect our business. Negative global economic trends, particularly in the U.S. and Canada, such as decreased consumer and business spending, high unemployment levels, reduced rates of home ownership and housing starts, high foreclosure rates and declining consumer and business confidence, pose challenges to our business and could result in declining revenues, profitability and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic conditions may negatively affect consumer demand for our products. Our most price-sensitive customers may trade down to lower priced products during challenging economic times or if current economic conditions worsen, while other customers may reduce discretionary spending during periods of economic uncertainty, which could reduce sales volumes of our products in favor of our competitors’ products or result in a shift in our product mix from higher margin to lower margin products.

The effects of the COVID-19 pandemic are unpredictable and may materially affect our customers and how we operate our business, and the duration and extent to which the pandemic continues (including any re-emergence of COVID-19) to threaten our future results of operations and overall financial performance remains uncertain.

In December 2019, COVID-19 was identified. On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide and has caused significant volatility in U.S. and international debt and equity markets. While the rollout of vaccines has begun, the timing of vaccinations, herd immunity, and the lifting of shelter in place and similar restrictions and movement restrictions is unknown.

Examples of how COVID-19 may impact our business, results of operations and stock price include, but are not limited to:

•	COVID-19 may cause consumers to decrease spending, or pause such spending altogether, making it more difficult for us to acquire new customers, as well as retain and upsell existing customers;

•	COVID-19 may interfere with our ability, or the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. COVID-19 may also cause disruptions from the temporary closure of our facilities, third-party suppliers and manufacturers, restrictions on the shipment of our products, restrictions on our employees’ and other service providers’ ability to travel, the decreased willingness or ability of our customers to travel or to utilize our services and shutdowns that may be requested or mandated by governmental authorities;

•	COVID-19 and related government responses to address the COVID-19 pandemic may cause sudden and extreme changes in our stock price. Since COVID-19 was first reported, the volatility of U.S. equity markets increased to historic levels. This may cause extreme fluctuations in the market price of our stock. We cannot predict if and when these fluctuations will decrease or increase. In addition to general market conditions, the market price of our stock may become volatile or decline due to actual or anticipated impact of COVID-19 on our financial condition and results of operations or if our results of operations do not meet the expectations of the investor community or one or more of the analysts who cover our company change their recommendations regarding our company.

The duration and extent of the impact on our business from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time (e.g., the severity and transmission rate of the virus, the extent and effectiveness of containment measures, and the impact of these and other factors on our employees, customers, vendors and partners, including their respective productivity). Furthermore, our limited operating history combined with the uncertainty created by the COVID-19 pandemic significantly increases the difficulty of forecasting operating results and of strategic planning. For example, we have recently incurred high operating costs and experienced unreliable results in connection with maritime transportation. If we are unable to effectively predict and manage the impact of the COVID-19 pandemic on our business, our results of operations and financial condition may be negatively impacted.

Our business has experienced an accelerated rate of growth which may be due in part to lifestyle changes in the wake of the COVID-19 pandemic; if so, our recent accelerated rate of growth may not be sustainable.

Although we cannot precisely quantify in absolute or relative terms, our accelerated rate of growth in net sales for the year ended December 31, 2020 correlates with shelter-in-place orders issued in many locations in March 2020 in response to the COVID-19 pandemic. Our net sales for the year ended December 31, 2020 were approximately 46% higher as compared to the year ended December 31, 2019. A portion of our net sales during this period could be due to pull-through demand for our products due to higher consumption of CEA products from individuals spending more time at home due to shelter-in-place measures. Although uncertainty created by the COVID-19 pandemic remains, and various state budgets remain under economic pressure, creating a greater chance of further cannabis legalization, we cannot assure you that such growth will continue.

Our international operations make us susceptible to the costs and risks associated with operating internationally.

We operate some of our distribution centers in Canada and Spain and source products globally. We also operate a registered office in China. Accordingly, we are subject to risks associated with operating in foreign countries, including:

•	fluctuations in currency exchange rates;

•	limitations on the remittance of dividends and other payments by foreign subsidiaries;

•	additional costs of compliance with local regulations;

•	additional costs associated with fuel prices and freight expenses;

•	in certain countries, historically higher rates of inflation than in the U.S.;

•	changes in the economic conditions or consumer preferences or demand for our products in these markets;

•	restrictive actions by multi-national governing bodies, foreign governments or subdivisions thereof;

•	changes in foreign labor laws and regulations affecting our ability to hire and retain employees;

•	changes in U.S. and foreign laws regarding trade and investment;

•	less robust protection of our intellectual property and proprietary rights under foreign laws; and

•	difficulty in obtaining distribution and support for our products.

In addition, our operations outside the U.S. are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations and potentially adverse tax consequences. The costs associated with operating our continuing international business could adversely affect our results of operations, financial condition and cash flows in the future.

We have incurred and will continue to incur increased costs as a result of being a public company.

We became a public company on December 9, 2020. As a public company, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company. For example, we have and will incur increased legal and accounting costs as a result of being subject to the information and reporting requirements of the Exchange Act, and other federal securities laws. The costs of preparing and filing periodic and other reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders, will cause significant increase in our expenses than if we remained privately-held. The cost of being a public company have and will divert resources that might otherwise have been used to develop our business, which could have a material adverse effect on our company.

As a privately held company, we were not required to comply with certain corporate governance and financial reporting practices and policies required of a public reporting company. As a public company, we are required to file with the SEC annual and quarterly information and other reports pursuant to the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel have and will devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the specific timing of such costs.

As a public company, we have and will, among other things:

•	prepare and distribute periodic public reports and other stockholder communications in compliance;

•	comply with our obligations under the federal securities laws and applicable listing rules;

•	create or expand the roles and duties of our board of directors and committees of the board of directors;

•	institute more comprehensive financial reporting and disclosure compliance functions;

•	enhance our investor relations function;

•	establish new internal policies, including those relating to disclosure controls and procedures; and

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.

These changes require a significant commitment of additional resources and many of our competitors already comply with these obligations. We may not be successful in complying with these obligations and the significant commitment of resources required for complying with them could have a material adverse effect on our business, financial condition and results of operations. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our committees of our board of directors or as our executive officers.

In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired and we could suffer adverse regulatory consequences or violate applicable listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could have a material adverse effect on our business, financial condition and results of operations.

The changes necessitated by becoming a public company require a significant commitment of resources and management supervision that has increased and may continue to increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, as applicable, fines, sanctions and other regulatory action and potentially civil litigation.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We may be required, pursuant to Section 404 to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Following the date we are no longer an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC. We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We may need to hire additional accounting and financial staff, or leverage outside resources, with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Prior to our initial public offering (“IPO”) in December 2020, we were a private company with limited accounting and finance personnel, adequate review processes and other resources with which to address our internal controls and procedures. In connection with the audit of our financial statements for fiscal 2019, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses previously disclosed in our registration statement on Form S-1 which was declared effective on December 9, 2020.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management determined that the previously disclosed material weaknesses have not been remediated as of December 31, 2020: that (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with our accounting and reporting requirements and (ii) our controls related to the preparation, review, and analysis of accounting information and financial statements were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis for our U.S. entities and Eddi’s. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

We have taken several actions towards remediating these material weaknesses. In particular, we (i) hired and continue to hire, additional qualified accounting and financial reporting personnel with technical and/or public company experience, (ii) implemented new control procedures over certain areas previously deemed ineffective related to the preparation, review, and analysis of accounting information and financial statements and (iii) engaged and continue to engage an external advisor to assist management in completing a Sarbanes-Oxley Act compliant risk assessment, creating detailed control documentation for in-scope business and information technology processes, identifying further control gaps and providing assistance on remediation procedures, and designing and implementing a Sarbanes-Oxley Act sub-certification process. Although we have taken steps to address the material weaknesses, we are still in the process of completing the remediation and we cannot assure you that the steps we are taking will be sufficient to remediate our material weaknesses or prevent future material weaknesses or significant deficiencies from occurring.

We can give no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

Acquisitions, other strategic alliances and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions are an important element of our overall corporate strategy, and these transactions could entail material investments by us and be material to our financial condition and results of operations. We expect to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or product has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks may include, but are not limited to:

•	diversion of management’s time and focus from operating our business to acquisition integration challenges;

•	failure to successfully further develop the acquired business or products;

•	implementation or remediation of controls, procedures and policies at the acquired company;

•	integration of the acquired company’s accounting, human resources and other administrative systems, and coordination of product, engineering and sales and marketing functions;

•	transition of operations, users and customers onto our existing platforms;

•	reliance on the expertise of our strategic partners with respect to market development, sales, local regulatory compliance and other operational matters;

•	failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition and antitrust laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition;

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•	cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire;

•	liability for or reputational harm from activities of the acquired company before the acquisition or from our strategic partners, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

Our due diligence may fail to identify all liabilities associated with acquisitions and we may not assess the relative benefits and detriments of making an acquisition and may pay acquisition consideration exceeding the value of the acquired business. Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments or strategic alliances could cause us to fail to realize the anticipated benefits of such acquisitions, investments or alliances, incur unanticipated liabilities, and harm our business generally.

Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results of operations and cash flows.

Although acquisitions are an important element of our overall corporate strategy, there can be no assurance that we will be able to identify appropriate acquisition targets, successfully acquire identified targets or successfully integrate the business of acquired companies to realize the full, anticipated benefits of such acquisitions.

Damage to our reputation could have an adverse effect on our business.

Maintaining our strong reputation is a key component in our success. Product recalls, our inability to ship, sell or transport our products, governmental investigations and other matters may harm our reputation and acceptance of our products, which may materially and adversely affect our business operations, decrease sales and increase costs.

In addition, perceptions that the products we distribute and market are not safe could adversely affect us and contribute to the risk we will be subjected to legal action. We distribute and market a variety of products, such as nutrients, and growing media. On occasion, allegations or news reports may be made that some of these products have failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that the products we distribute or market are not safe could impair our reputation, involve us in litigation, damage our brand names and have a material adverse effect on our business.

Our marketing activities may not be successful.

We invest substantial resources in advertising, consumer promotions and other marketing activities to maintain, extend and expand our brand image. There can be no assurance that our marketing strategies will be effective or that the amount we invest in advertising activities will result in a corresponding increase in sales of our products. If our marketing initiatives are not successful, we will have incurred significant expenses without the benefit of higher revenues.

Our operations may be impaired if our information technology systems, or those of our third-party vendors, fail to perform adequately or if we or our third-party vendors are the subject of a data breach or cyber-attack.

We rely on information technology systems in order to conduct business, including communicating with employees and our distribution centers, ordering and managing materials from suppliers, selling and shipping products to retail customers and analyzing and reporting results of operations, as well as for storing sensitive, personal and other confidential information. While we have taken steps to ensure the security of our information technology systems, our security measures or those of our third-party vendors may not be effective and our or our third-party vendors’ systems may nevertheless be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users. If our or our third-party vendors’ information technology systems are damaged or cease to be available or function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our retail customers could be significantly impaired, which may adversely impact our business.

Additionally, the techniques used to obtain unauthorized, improper or illegal access to information technology systems are constantly evolving, may be difficult to detect quickly and often are not recognized until after they have been launched against a target. We may be unable to anticipate these techniques, react in a timely manner or implement adequate preventative or remedial measures. Any operational failure or breach of security from these increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our retail customers’ financial, product, and other confidential information, as well as personally identifiable information about our employees or customers, result in negative publicity and expensive and time-consuming regulatory or other legal proceedings, damage our relationships with our customers and have a material adverse effect on our business and reputation. In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents. Because we do not control our third-party vendors, or the processing of data by our third-party vendors, our ability to monitor our third-party vendors’ data security is limited and we cannot ensure the integrity or security of the measures they take to protect and prevent the loss of our or our consumers’ data. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems.

We occupy many of our facilities under long-term non-cancellable leases, and we may be unable to renew our leases at the end of their terms.

Many of our facilities and distribution centers are located on leased premises subject to non-cancellable leases. Typically, our leases have initial terms ranging from three to ten years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and non-cancellable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments, and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. Our future minimum aggregate rental commitments for leases for our facilities and distribution centers, as of December 31, 2020, is approximately $22.1 million for leases classified as operating and $408,000 for leases classified as financing. Our inability to terminate a lease when we stop fully utilizing a facility or exit a market can have a significant adverse impact on our financial condition, operating results and cash flows.

In addition, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business and operating results. Further, we may not be able to secure a replacement facility in a location that is as commercially viable, including access to rail service. Having to close a facility, even briefly to relocate, could reduce the sales that such facility would have contributed to our revenues.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. Any potential litigation related to the estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could have a material adverse effect on our financial results, harm our business, and cause our share price to decline.

In order to increase our sales and marketing infrastructure, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As we continue to work to expand our business, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to continue to grow our operation and compete in the hydroponics industry effectively will depend, in part, on our ability to effectively manage any future growth.

Potential tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.

Since 2018, the U.S. has imposed tariffs on certain imports from China, including on lighting and environmental control equipment manufactured in China. If the U.S. administration imposes additional tariffs, or if additional tariffs or trade restrictions are implemented by the U.S. or other countries the cost of our products manufactured in China and imported into the U.S. or other countries could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations. As of the date of this Annual Report on Form 10-K, tariffs have not adversely affected the purchase price of our products manufactured in China and imported into the U.S.

Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability and cash flows.

We are subject to income and other taxes in the U.S. federal jurisdiction and various local, state and foreign jurisdictions. Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets (such as net operating losses and tax credits) and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly related to our operations in the U.S., is dependent on our ability to generate future taxable income of the appropriate character in the relevant jurisdiction.

From time to time, tax proposals are introduced or considered by the U.S. Congress or the legislative bodies in local, state and foreign jurisdictions that could also affect our tax rate, the carrying value of our deferred tax assets, or our tax liabilities. Our tax liabilities are also affected by the amounts we charge for inventory, services, licenses and funding. We are subject to ongoing tax audits in various jurisdictions. In connection with these audits (or future audits), tax authorities may disagree with our determinations and assess additional taxes. We regularly assess the likely outcomes of our audits in order to determine the appropriateness of our tax provision. As a result, the ultimate resolution of our tax audits, changes in tax laws or tax rates, and the ability to utilize our deferred tax assets could materially affect our tax provision, net income and cash flows in future periods.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

As of December 31, 2020, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $62.5 million, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Our NOL carryforwards will begin to expire in 2037. Please refer to Note 12, Income Taxes, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of the carryforward of our NOLs. As of December 31, 2020, we maintained a valuation allowance of approximately $34.4 million on the majority of our net deferred tax assets.

An “ownership change” (generally defined as greater than 50-percentage-point cumulative changes in the equity ownership of certain stockholders over a rolling three-year period) under Section 382 of the Code may limit our ability to utilize fully our pre-change NOL carryforwards to reduce our taxable income in periods following the ownership change. In general, an ownership change would limit our ability to utilize NOL carryforwards to an amount equal to the aggregate value of our equity at the time of the ownership change multiplied by a specified tax-exempt interest rate, subject to increase by certain built-in gains. Similar provisions of state tax law may also apply to our state NOL carryforwards. As a result of the IPO, the aggregate ownership change exceeded the 50% threshold. The annual limitation resulting from this ownership change is not expected to result in the expiration of the NOL carryforwards before utilization. In addition, future changes in our stock ownership, some of which may be beyond our control, could result in additional ownership changes under Section 382 of the Code.

If we need additional capital to fund our operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. There can be no assurance that additional capital will be available to us. If we cannot obtain sufficient capital to fund our operations, we may be forced to limit the scope of our expansion.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

We face a potential risk of product liability as a result of any of the products that we offer for sale. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in: (i) decreased demand for products that we may offer for sale; (ii) injury to our reputation; (iii) costs to defend the related litigation; (iv) a diversion of management’s time and our resources; (v) substantial monetary awards to trial participants or patients; (vi) product recalls, withdrawals or labeling, marketing or promotional restrictions; (vii) a decline in our stock price. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We do not maintain any product liability insurance. Even if we obtain product liability insurance in the future, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Risks Relating to Our Indebtedness

The JPMorgan Credit Facility has restrictions on our ability to sell our products directly to the cannabis industry.

We and our subsidiaries entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) on March 29, 2021 (the “JPMorgan Credit Facility”). The JPMorgan Credit Facility refinanced the Encina Credit Facility and is an asset based loan that contains customary covenants, restrictions and defaults. The JPMorgan Credit Facility prohibits the Subsidiary Obligors from selling our products to the cannabis industry. As a result, the Subsidiary Obligors do not sell our products directly to the cannabis industry. We are in compliance with the terms set forth by the JPMorgan Credit Facility and maintain policies and procedures that are designed to promote and achieve continued compliance with these requirements.

These compliance requirements may require that we be more selective than our competitors when selecting to whom we sell our products, and in certain situations, may afford our competitors a competitive advantage compared to us if we are not able to sell our products to a certain customer, and may negatively impact our marketing efforts, sales and reputation in the market. Moreover, any breach of these compliance requirements, could result in the occurrence of an event of default under the JPMorgan Credit Facility, which would entitle JPMorgan to accelerate the payment of all obligations then outstanding, without any action by them or notice of any kind. The foregoing events would have a material adverse effect on our business, results of operations and financial condition.

Substantially all of the Subsidiary Obligors’ assets are pledged to secure obligations under the Subsidiary Obligors outstanding indebtedness.

The Subsidiary Obligors have granted a continuing security interest in substantially all of their assets to JPMorgan, as security for the Subsidiary Obligors’ obligations under JPMorgan Credit Facility. If the Subsidiary Obligors default on any of their obligations under these agreements and JPMorgan will be entitled to exercise remedies available it them resulting from such default, including increasing the applicable interest rate on all amounts outstanding, declaring all amounts due thereunder immediately due and payable, assuming possession of the secured assets, and exercising rights and remedies of a secured party under the Uniform Commercial Code, as applicable then in the U.S., or the Personal Property Security Act, as applicable then in Canada. Our ability to conduct our business may be materially harmed as a result of the exercise of any remedies, in the event that such remedies are exercisable, by JPMorgan.

The Subsidiary Obligors existing debt agreements contain, and our or our subsidiaries’ future debt agreements may contain, restrictions that may limit our flexibility in operating our business.

The Subsidiary Obligors’ existing debt agreements contain, and any documents governing our or our subsidiaries’ future indebtedness may contain, numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. Such restrictive covenants include restrictions on, among others, our or our subsidiaries’ ability to: (1) incur additional indebtedness; (2) create or suffer to exist any liens upon any of our or our subsidiaries’ property; (3) pay dividends and other distributions or enter into agreements restricting our subsidiaries’ ability to pay dividends; (4) make any restricted investment; (5) make certain loans; make certain dispositions of assets; (6) merge, amalgamate, combine or consolidate; (7) engage in certain transactions with stockholders or affiliates; (8) amend or otherwise alter the terms of our or our subsidiaries’ indebtedness; or (9) alter the business that we conduct. The Subsidiary Obligors’ existing debt agreements also require, and any documents governing our or our subsidiaries’ future indebtedness may require, us to meet certain financial ratios and tests. Noncompliance with the applicable financial ratios and tests are specified defaults under the JPMorgan Credit Facility.

The Subsidiary Obligors’ ability to comply with these and other provisions of their existing debt agreements is dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or noncompliance with any of these financial ratios and tests could result in an event of default under the existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may also contain cross-acceleration or cross-default provisions. Variable rate indebtedness subjects the Subsidiary Obligors to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.

Uncertainty relating to the London interbank offered rate (“LIBOR”) and the potential discontinuation of LIBOR in the future may adversely affect our interest expense.

LIBOR is widely used as a reference for setting the interest rate on loans globally. The JPMorgan Credit Facility provides that loans denominated in US dollars bear interest at the Eurodollar Rate plus 1.95% and those denominated in Canadian dollars bear interest at the CDOR rate plus 1.95%. Both rates are ultimately based on LIBOR and there is a floor of 0.0% for each rate.  LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform or discontinuation. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Subsequently, the ICE Benchmark Administration announced its plan to extend the date most U.S. dollar LIBOR values would cease being computed to June 30, 2023.

The JPMorgan Credit Facility contains benchmark replacement terms pursuant to which the LIBOR-based rates will convert to Secured Overnight Funding Rate (SOFR) based rates or other alternative rates upon the occurrence of certain events. The floor of 0.0% would continue to apply to any alternative rate.  SOFR (and other potential alternative rates) are overnight rates, while LIBOR has seven varying rates on terms of one day to one year.  The JPMorgan Credit Facility utilizes one-month LIBOR.  The agreement attempts to provide mechanisms whereby the tenor (one month) of the LIBOR based rates would remain the same even though SOFR is an overnight rate.  In addition, LIBOR incorporates built in credit risk component because it is based on the aggregate cost of borrowing by a bank and SOFR does not have this component since it is based on overnight transactions in the Treasury repurchase market. Accordingly, there are inherent difficulties in matching these two rates and it is possible that the use of SOFR may result in a higher rate. In the event that one of the alternative rates are not available, the JPMorgan Credit Facility provides that the US loans would convert to the CB Floating Rate plus 1.95% and the Canadian loans would convert to the Canadian Prime Rate.

There is no guarantee that an alternate interest rate will be established for the JPMorgan Credit Facility, and even if an alternative interest rate is established, such alternate interest rate may be higher than a corresponding interest rate benchmarked to LIBOR, especially given uncertainty as to the effectiveness of alternative rate-setting methodologies prior to their utilization in practice. Uncertainty as to the nature of any potential modification to or discontinuation of LIBOR, the decline in usefulness of LIBOR as an interest rate reference prior to its discontinuation, the establishment of alternative interest rates or the implementation of any other potential changes may materially and adversely affect our interest expense.

Risks Relating to Third Parties

Our reliance on a limited base of suppliers for certain products, such as light ballasts, may result in disruptions to our business and adversely affect our financial results.

Although we continue to implement risk-mitigation strategies for single-source suppliers, we rely on a limited number of suppliers for certain of our light ballasts, used in manufacturing our lighting systems. A portion of our key suppliers experienced significant volume demands in 2020, which impacted supplier performance. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, or if any of our key suppliers becomes insolvent or experience other financial distress, we could experience disruptions in production, which could have a material adverse effect on our financial condition, results of operations and cash flows.

A significant interruption in the operation of our or our suppliers’ facilities could impact our capacity to produce products and service our customers, which could adversely affect revenues and earnings.

Operations at our and our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism, government shut-downs and work stoppages. Some of our key suppliers experienced significant demand and increased volume for the year 2020. A significant interruption in the operation of our or our suppliers’ facilities, especially for those products manufactured at a limited number of facilities, such as fertilizer and liquid products, could significantly impact our capacity to sell products and service our customers in a timely manner, which could have a material adverse effect on our customer relationships, revenues, earnings and financial position.

If our suppliers are unable to source raw materials in sufficient quantities, on a timely basis, and at acceptable costs, our ability to sell our products may be harmed.

The manufacture of some of our products is complex and requires precise high quality manufacturing that is difficult to achieve. We have in the past, and may in the future, experience difficulties in manufacturing our products on a timely basis and in sufficient quantities. These difficulties have primarily related to difficulties associated with ramping up production of newly introduced products and may result in increased delivery lead-times and increased costs of manufacturing these products. Our failure to achieve and maintain the required high manufacturing standards could result in further delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals, increased warranty costs or other problems that could harm our business and prospects.

In determining the required quantities of our products and the manufacturing schedule, we must make significant judgments and estimates based on historical experience, inventory levels, current market trends and other related factors. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amounts of products we require, which could harm our business and results of operations.

Disruptions in availability or increases in the prices of raw materials sourced by suppliers could adversely affect our results of operations.

We source many of our product components from outside of the U.S. The general availability and price of those components can be affected by numerous forces beyond our control, including political instability, trade restrictions and other government regulations, duties and tariffs, price controls, changes in currency exchange rates and weather.

A significant disruption in the availability of any of our key product components could negatively impact our business. In addition, increases in the prices of key commodities and other raw materials could adversely affect our ability to manage our cost structure. Market conditions may limit our ability to raise selling prices to offset increases in our raw material costs. Our proprietary technologies can limit our ability to locate or utilize alternative inputs for certain products. For certain inputs, new sources of supply may have to be qualified under regulatory standards, which can require additional investment and delay bringing a product to market.

If our suppliers that currently, or in the future, sell directly to the retail market in which we conduct our current or future business, enhance these efforts and cease or decrease their sales through us, our ability to sell certain products could be harmed.

Our distribution and sales and marketing capabilities provide significant value to our suppliers. Distributed brand suppliers sell through us in order to access thousands of retail and commercial customers across the U.S. and Canada with short order lead times, no minimum order quantity on individual items, free or minimal freight expense and trade credit terms. Based on our knowledge and communication with our suppliers, we believe some of our suppliers sell directly to the retail market. If these suppliers were to cease working with us, or proceed to enhance their direct-to-customer efforts, our product offerings, reputation, operation and business could be materially adversely effected.

Risks Relating to the Cannabis Industry

We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. It is evident to us that the movement towards the legalization of cannabis in the U.S. and its legalization in Canada has ultimately had a significant, positive impact on our industry. Accordingly, the risks referred to below, to the extent they relate to our customers could impact us indirectly. In addition, if our business is deemed to transact with companies involved in the cannabis business, these risks could apply directly to us. “Cannabis Industry Participants” means the potential customers and end-users of our products who are engaged in the cannabis industry.

We are subject to a number of risks, directly and indirectly through Cannabis Industry Participants, because cannabis is illegal under federal law.

Cannabis is illegal under federal law. Federal law and enforcement may adversely affect the implementation of medical cannabis and/or adult-use cannabis laws, and may negatively impact our revenues and profits.

Under the CSA, the U.S. Government lists cannabis as a Schedule I controlled substance (i.e., deemed to have no medical value), and accordingly the manufacturing (cultivation), sale, or possession of cannabis is federally illegal. It is also federally illegal to advertise the sale of cannabis or to sell paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is authorized by federal, state, or local law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich, 532 U.S. 483 (2001), that the federal government has the right to regulate and criminalize cannabis, even for medical purposes. The illegality of cannabis under federal law preempts state laws that legalize its use. Therefore, strict enforcement of federal law regarding cannabis would likely adversely affect our revenues and results of operations.

Other laws that directly impact the cannabis growers that are end users of certain of our products include:

•	Businesses trafficking in cannabis may not take tax deductions for costs beyond costs of goods sold under Code Section 280E. There is no way to predict how the federal government may treat cannabis business from a taxation standpoint in the future and no assurance can be given to what extent Code Section 280E, or other tax-related laws and regulations, may be applied to cannabis businesses in the future.

•	Because the manufacturing (cultivation), sale, possession and use of cannabis is illegal under federal law, cannabis businesses may have restricted intellectual property and proprietary rights, particularly with respect to obtaining and enforcing patents and trademarks. In addition, cannabis businesses may face court action by third parties under the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Intellectual property and proprietary rights could be impaired as a result of cannabis business, and cannabis businesses could be named as a defendant in an action asserting a RICO violation.

•	Federal bankruptcy courts cannot provide relief for parties who engage in cannabis or cannabis businesses. Recent bankruptcy rulings have denied bankruptcies for cannabis dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, cannabis businesses may not be able to seek the protection of the bankruptcy courts and this could materially affect their financial performance and/or their ability to obtain or maintain credit.

•	Since cannabis is illegal under federal law, there is a strong argument that banks cannot accept for deposit funds from businesses involved in the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Any such inability to open or maintain bank accounts may make it difficult for cannabis businesses to operate. Under the Bank Secrecy Act (“BSA”), banks must report to the federal government any suspected illegal activity, which includes any transaction associated with a cannabis business. These reports must be filed even though the business is operating legitimately under state law.

•	Insurance that is otherwise readily available, such as general liability and directors and officer’s insurance, may be more difficult to find, and more expensive.

The former administration, or any new administration or attorney general, could change federal enforcement policy or execution and decide to enforce the federal cannabis laws more strongly. On January 4, 2018, former U.S. Attorney General Jeff Sessions issued a memorandum rescinding previous guidance (directing U.S. Department of Justice and the U.S. Attorneys’ offices to focus their cannabis enforcement efforts under federal law only in identified priority areas, such as sale to minors, criminal enterprises, and interstate sales). Under the Sessions memorandum, local U.S. Attorneys’ offices retain discretion regarding the prosecution of cannabis activity authorized under state laws and regulations. While former U.S. Attorney General William Barr expressed support for the National Organization to Reform Marijuana Laws (“NORML”) during his Senate testimony on April 10, 2019, further change in the federal approach towards enforcement could negatively affect the industry, potentially ending it entirely. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. The legal uncertainty and possible future changes in law could negatively affect our growth, revenues, results of operations and success generally.

Federal authorities may decide to change their current posture and begin to enforce current federal cannabis law and, if they decide to ignore the principles in the Cole Memorandum issued in 2013 (the “Cole Memorandum”) and begin to aggressively enforce such laws, it is possible that they could allege that we violated federal laws by selling products used in the cannabis industry. As a result, active enforcement of the current federal regulatory position on cannabis may thus directly or indirectly adversely affect our revenues and profits.

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on our business, including our reputation and ability to conduct business, the listing of our securities on any stock exchanges, the settlement of trades of our securities, our ability to obtain banking services, our financial position, operating results, profitability or liquidity or the market price of our publicly traded shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation of any such matters or their final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

Cannabis Industry Participants are subject to federal and state controlled substance laws and regulations. As a result, we are indirectly subject to a number of risks related to controlled substances.

We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. Some of our products are sold to Cannabis Industry Participants and used in connection with cannabis businesses that are subject to federal and state controlled substance laws and regulations. Companies that transact directly or indirectly with cannabis businesses are subject to a number of risks related to controlled substances, which risks could reduce demand for our products by Cannabis Industry Participants. Such risks include, but are not limited to, the following:

•	Cannabis is a Schedule I drug under the CSA and regulated by the Drug Enforcement Administration (the “DEA”) as an illegal substance. The Food and Drug Administration (“FDA”), in conjunction with the DEA, licenses cannabis research and drugs containing active ingredients derived from cannabis. If cannabis were to become legal under federal law, its sale and use could become regulated by the FDA or another federal agency.

•	If cannabis were to become regulated by the FDA or another federal agency, extensive regulations may be imposed on the sale or use of cannabis. Such regulations could result in a decrease in cannabis sales and have a material adverse impact on the demand for our products. If we or our Cannabis Industry Participants are unable to comply with any applicable regulations and/or registration prescribed by the FDA, we may be unable to continue to transact with retailers and resellers who sell products to cannabis businesses and/or our financial condition may be adversely impacted.

•	Controlled substance legislation differs between states and legislation in certain states may restrict or limit Cannabis Industry Participants from buying our products. Cannabis Industry Participants may be required to obtain separate state registrations, permits or licenses in order to be able to obtain, handle and/or distribute controlled substances in a state. Such state regulatory requirements may be costly and, the failure of such Cannabis Industry Participants to meet such regulatory requirements could lead to enforcement and sanctions by the states in addition to any from the DEA or otherwise arising under federal law. We could be implicated in such enforcement or sanctions because of the purchase of our products by such Cannabis Industry Participants.

•	The failure of our Cannabis Industry Participants to comply with applicable controlled substance laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the demand for our products and, as a result, the financial results of our business operations and our financial condition.

Furthermore, the JPMorgan Credit Facility restricts our ability to sell our products directly to the cannabis industry. As a result, the Subsidiary Obligors do not sell our products directly to the cannabis industry.

Our growth is highly dependent on the U.S. cannabis market. New California regulations caused licensing shortages and future regulations may create other limitations that decrease the demand for our products. State level regulations adopted in the future may adversely impact our business.

The base of cannabis growers in the U.S. has grown over the past 20 years since the legalization of cannabis for medical uses in states such as California, Colorado, Michigan, Nevada, Oregon and Washington, with a large number of those growers depending on products similar to those we distribute. The U.S. cannabis market is still in its infancy and early adopter states such as California, Colorado and Washington represent a large portion of historical industry revenues. If the U.S. cannabis cultivation market does not grow as expected, our business, financial condition and results of operations could be adversely impacted.

Cannabis remains illegal under U.S. federal law, with cannabis listed as a Schedule I substance under the CSA. Notwithstanding laws in various states permitting certain cannabis activities, all cannabis activities, including possession, distribution, processing and manufacturing of cannabis and investment in, and financial services or transactions involving proceeds of, or promoting such activities remain illegal under various U.S. federal criminal and civil laws and regulations, including the CSA, as well as laws and regulations of several states that have not legalized some or any cannabis activities to date. Compliance with applicable state laws regarding cannabis activities does not protect us from federal prosecution or other enforcement action, such as seizure or forfeiture remedies, nor does it provide any defense to such prosecution or action. Cannabis activities conducted in or related to conduct in multiple states may potentially face a higher level of scrutiny from federal authorities. Penalties for violating federal drug, conspiracy, aiding, abetting, bank fraud and/or money laundering laws may include prison, fines, and seizure/forfeiture of property used in connection with cannabis activities, including proceeds derived from such activities.

We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry, however, it is evident to us that the movement towards the legalization of cannabis in the U.S. and its legalization in Canada has ultimately had a significant, positive impact on our industry. We are not currently subject directly to any state laws or regulations controlling participants in the legal cannabis industry. However, regulation of the cannabis industry does impact those that we believe represent many end-users for our products and, accordingly, there can be no assurance that changes in regulation of the industry and more rigorous enforcement by federal authorities will not have a material adverse effect on us.

Legislation and regulations pertaining to the use and cultivation of cannabis are enacted on both the state and federal government level within the U.S. As a result, the laws governing the cultivation and use of cannabis may be subject to change. Any new laws and regulations limiting the use or cultivation of cannabis and any enforcement actions by state and federal governments could indirectly reduce demand for our products, and may impact our current and planned future operations.

Individual state laws regarding the cultivation and possession of cannabis for adult and medical uses conflict with federal laws prohibiting the cultivation, possession and use of cannabis for any purpose. A number of states have passed legislation legalizing or decriminalizing cannabis for adult-use, other states have enacted legislation specifically permitting the cultivation and use of cannabis for medicinal purposes, and several states have enacted legislation permitting cannabis cultivation and use for both adult and medicinal purposes. Variations exist among those states’ cannabis laws. Evolving federal and state laws and regulations pertaining to the use or cultivation of cannabis, as well active enforcement by federal or state authorities of the laws and regulations governing the use and cultivation of cannabis may indirectly and adversely affect our business, our revenues and our profits.

The JPMorgan Credit Facility prohibits the Subsidiary Obligors from selling our products to the cannabis industry. As a result, the Subsidiary Obligors do not sell our products directly to the cannabis industry. See “— Risks Relating to Our Indebtedness.”

Certain of our products may be purchased for use in new and emerging industries and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, future scientific research and public perception.

We sell products, including hydroponic gardening products, through third-party retailers and resellers. End users may purchase these products for use in new and emerging industries, including the growing of cannabis that may not achieve market acceptance in a manner that we can predict. The demand for these products is dependent on the growth of these industries, which is uncertain, as well as the laws governing the growth, possession, and use of cannabis by adults for both adult and medical use.

Laws and regulations affecting the U.S. cannabis industry are continually changing, which could detrimentally affect our growth, revenues, results of operations and success generally. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require the end users of certain of our products or us to incur substantial costs associated with compliance or to alter our respective business plans. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operation and financial condition.

Scientific research related to the benefits of cannabis remains in its early stages, is subject to a number of important assumptions, and may prove to be inaccurate. Future research studies and clinical trials may reach negative conclusions regarding the viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to medical cannabis, which could materially impact the demand for our products for use in the cannabis industry.

The public’s perception of cannabis may significantly impact the cannabis industry’s success. Both the medical and adult-use of cannabis are controversial topics, and there is no guarantee that future scientific research, publicity, regulations, medical opinion, and public opinion relating to cannabis will be favorable. The cannabis industry is an early-stage business that is constantly evolving with no guarantee of viability. The market for medical and adult-use of cannabis is uncertain, and any adverse or negative publicity, scientific research, limiting regulations, medical opinion and public opinion (whether or not accurate or with merit) relating to the consumption of cannabis, whether in the U.S. or internationally, may have a material adverse effect on our operational results, consumer base, and financial results. Among other things, such a shift in public opinion could cause state jurisdictions to abandon initiatives or proposals to legalize medical or adult cannabis or adopt new laws or regulations restricting or prohibiting the medical or adult-use of cannabis where it is now legal, thereby limiting the Cannabis Industry Participants.

Demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop. We cannot predict the nature of such developments or the effect, if any, that such developments could have on our business.

Our indirect involvement in the cannabis industry could affect the public’s perception of us and be detrimental to our reputation.

Damage to our reputation can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether true or not. Cannabis has often been associated with various other narcotics, violence and criminal activities, the risk of which is that our retailers and resellers that transact with cannabis businesses might attract negative publicity. There is also risk that the action(s) of other participants, companies and service providers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased use of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views with regard to cannabis companies and their activities, whether true or not and the cannabis industry in general, whether true or not. We do not ultimately have direct control over how the cannabis industry is perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our business strategy and realize our growth prospects, thereby having a material adverse impact on our business.

In addition, third parties with whom we may do business could perceive that they are exposed to reputational risk as a result of our retailers’ and resellers’ involvement with cannabis businesses. Failure to establish or maintain business relationships due to reputational risk arising in connection with the nature of our business could have a material adverse effect on our business, financial condition and results of operations.

Businesses involved in the cannabis industry, and investments in such businesses, are subject to a variety of laws and regulations related to money laundering, financial recordkeeping and proceeds of crimes.

We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the BSA, as amended by the U.S. PATRIOT Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S.. In February 2014, the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”) issued a memorandum (the “FinCEN Memo”) providing guidance to banks seeking to provide services to cannabis businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis businesses without risking prosecution for violation of U.S. federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis violations of the CSA and outlines extensive due diligence and reporting requirements, which most banks have viewed as onerous. On June 29, 2020, FinCEN issued additional guidance for financial institutions conducting due diligence and filing suspicious activity reports in connection with hemp-related business customers. While these guidelines clarify that financial institutions are not required to file suspicious activity reports solely based on a customer’s hemp-related business operations, which must be operating lawfully under applicable state law and regulations, these requirements can still present challenges for certain end users of our products to establish and maintain banking connections, and restrictions on cannabis-related banking activities remain. In September 2019, the United States House of Representatives passed the SAFE Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, but the Senate has not taken up the SAFE Banking Act or other similar legislation.

Risks Relating to Other Regulations

Certain state and other regulations pertaining to the use of certain ingredients in growing media and plant nutrients could adversely impact us by restricting our ability to sell such products.

One of our leading product lines is growing media and nutrients products. This product line includes certain products, such as organic soils and nutrients that contain ingredients that require the companies that provide us with these products to register the product with certain regulators. The use and disposal of these products in some jurisdictions are subject to regulation by various agencies. A decision by a regulatory agency to significantly restrict the use of such products that have traditionally been used in the cultivation of our leading products could have an adverse impact on those companies providing us with such regulated products, and as a result, limit our ability to sell these products.

We are currently subject to, and may in the future become subject to additional, U.S., state and foreign laws and regulations imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business.

We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.

In the U.S., various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”). The CPRA comes into effect on January 1, 2023, and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area or the United Kingdom, security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by government agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgements, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Compliance with, or violation of, environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides, could result in significant costs that adversely impact our reputation, businesses, financial position, results of operations and cash flows.

International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways in light of the ingredients that are used in products included in our growing media and nutrients product line. In the U.S., products containing pesticides generally must be registered with the Environmental Protection Agency (the “EPA”), and similar state agencies before they can be sold or applied. The failure by one of our partners to obtain or the cancellation of any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our businesses, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are either granted a license by the EPA or exempt from such a license and may be evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we distribute will be limited or will not be re-registered for use in the U.S. We cannot predict the outcome or the severity of the effect on our business of any future evaluations, if any, conducted by the EPA.

In addition, the use of certain pesticide products is regulated by various international, federal, state, provincial and local environmental and public health agencies. Although we strive to comply with such laws and regulations and have processes in place designed to achieve compliance, we may be unable to prevent violations of these or other laws and regulations from occurring. Even if we are able to comply with all such laws and regulations and obtain all necessary registrations and licenses, the pesticides or other products we apply or use, or the manner in which we apply or use them, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. The costs of compliance, noncompliance, investigation, remediation, combating reputational harm or defending civil or criminal proceedings, products liability, personal injury or other lawsuits could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.

Risks Relating to Our Intellectual Property

Recent laws make it difficult to predict how patents will be issued or enforced in our industry.

Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may have a significant impact on our ability to protect our technology and enforce our intellectual property and proprietary rights. There have been numerous changes to the patent laws and to the rules of the United States Patent and Trademark Office (the “USPTO”), which may have a significant impact on our ability to protect our technology and enforce our intellectual property and proprietary rights. For example, the Leahy-Smith America Invents Act, which was signed into law in 2011, includes a transition from a “first-to-invent” system to a “first-to-file” system, and changes the way issued patents can be challenged. Certain changes, such as the institution of inter partes review and post-grant and derivation proceedings, came into effect in 2012. Substantive changes to patent law associated with the Leahy-Smith America Invents Act may affect our ability to obtain patents, and, if obtained, to enforce or defend them in litigation or inter partes review, or post-grant or derivation proceedings, all of which could harm our business.

We may not be able to adequately obtain, maintain, protect or enforce our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to trademarks, patents and other intellectual property rights we own or license. We have not sought to register every one of our trademarks either in the U.S. or in every country in which such mark is used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the U.S. with respect to the registered brand names and issued patents we hold. If we are unable to obtain, maintain, protect and enforce our intellectual property and proprietary rights, including our information and/or brand names, we could suffer a material adverse effect on our business, financial condition and results of operations.

The steps we take to obtain, maintain, protect and enforce our intellectual property and proprietary rights may be inadequate and despite our efforts to protect these rights, unauthorized third parties, including our competitors, may duplicate, reverse engineer, access, obtain, use or copy the proprietary aspects of our technology, processes, products or services without our permission. In addition, we cannot guarantee that we have entered into confidentiality agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets. Moreover, our contractual arrangements may be breached or otherwise not effectively prevent disclosure of, or control access to, our intellectual property and confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure. If we are unable to obtain, maintain, protect or enforce our intellectual property and proprietary rights, including our proprietary information and/or brand names, we could suffer a material adverse effect on our business, financial condition and results of operations.

Litigation may be necessary to enforce our owned or in-licensed intellectual property rights and proprietary rights and protect our proprietary information against claims by third parties that our products or services infringe, misappropriate or otherwise violate their intellectual property rights or proprietary rights. Any litigation or claims brought by us could result in substantial costs and diversion of our resources and may not be successful, even when our rights have been infringed, misappropriated or otherwise violated. Our efforts to enforce our intellectual property and proprietary rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property and proprietary rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property and proprietary rights. Additionally, the mechanisms for enforcement of intellectual property and proprietary rights in foreign jurisdictions may be inadequate.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance or annuity fees on any issued patents are due to be paid to the USPTO, and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payments and other similar provisions during the patent application process. While an inadvertent or unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products, our competitors might be able to enter the market, which would have a material adverse effect on our business. Additionally, patents have a limited lifespan. In the U.S., even if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date and the natural expiration of a design patent is generally 14 years after its issue date, unless the filing date occurred on or after May 13, 2015, in which case the natural expiration of a design patent is generally 15 years after its issue date. Even if patents covering our products or services are obtained, once the patent life has expired, we may be open to competition from competitive products or services. If one of our products requires extended development, testing and/or regulatory review, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

From time to time, we may need to rely on licenses to proprietary technologies, which may be difficult or expensive to obtain or we may lose certain licenses which may be difficult to replace, harming our competitive position.

We may need to obtain licenses to patents and other intellectual property and proprietary rights held by third parties to develop, manufacture and market our products, if, for example, we sought to develop our products, in conjunction with any patented technology. If we are unable to timely obtain these licenses on commercially reasonable terms (or at all) and maintain these licenses, our ability to commercially market our products, may be inhibited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products, services and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors may have the freedom to market products identical to ours and we may be required to cease using or commercializing our products, services and technology covered by such patents.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our success depends upon our ability to develop, manufacture, market and sell our products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property or proprietary rights with respect to our products and technology, including interference or derivation proceedings and various other post-grant proceedings before the USPTO and/or non- U.S. opposition proceedings. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. A successful claim of trademark, patent or other intellectual property or proprietary right infringement, misappropriation or other violation against us, or any other successful challenge to the use of our intellectual property and proprietary rights, could subject us to damages or prevent us from providing certain products or services, or using certain of our recognized brand names, which could have a material adverse effect on our business, financial condition and results of operations. As a result of any such infringement claims, or other intellectual property claims, regardless of merit, or to avoid potential claims, we may choose or be compelled to seek intellectual property licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees, royalties, minimum royalties and/or milestone payments and the rights granted to us could be nonexclusive, which would mean that our competitors may be able to obtain licenses to the same intellectual property. Ultimately, we could be prevented from commercializing a product and/or technology or be forced to cease some aspect of our business operations if, as a result of actual or threatened infringement or other intellectual property claims, we are unable to enter into licenses of the relevant intellectual property on acceptable terms. Further, if we attempt to modify a product and/or technology or to develop alternative methods or products in response to infringement or other intellectual property claims or to avoid potential claims, we could incur substantial costs, encounter delays in product introductions or interruptions in sales.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Although we try to ensure that our employees do not use the intellectual property and proprietary rights, including proprietary information or know-how, of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property or proprietary rights, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters or concerning agreements with our employees, but in the future litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property or proprietary rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property disputes could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the value of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent and other intellectual property litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If our owned or in-licensed trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We regard our owned and in-licensed trademarks, trade names and service marks as having significant value and as an important factor in the success of our business. The registered or unregistered trademarks, trade names and service marks that we own or in-license from third parties may be challenged, infringed, circumvented, declared generic or determined to be infringing on or dilutive of other marks. Additionally, at times, competitors may adopt trademarks, trade names or service marks similar to the ones we own or in-license, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark, trade name or service mark infringement claims brought against us or our licensors by owners of other trademarks, trade names and service marks. Over the long term, if we are unable to establish name recognition based on our owned and in-licensed trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may also license our trademarks, trade names and service marks out to third parties, such as our distributors. Though these license agreements may provide guidelines for how our trademarks, trade names and service marks may be used, a breach of these agreements or misuse of our trademarks, trade names and service marks by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our intellectual property and proprietary rights related to trademarks, trade names and service marks may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property and proprietary rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property and proprietary rights is uncertain because intellectual property and proprietary rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative.

•	Others may be able to construct products that are similar to our products but that are not covered by the claims of the patents that we own or have exclusively licensed;

•	We or our licensors or strategic collaborators, if any, might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;

•	We or our licensors or strategic collaborators, if any, might not have been the first to file patent applications covering certain of our inventions;

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our intellectual property and proprietary rights;

•	It is possible that our current and future pending patent applications will not lead to issued patents;

•	It is possible that our current and future pending trademark or service mark applications will not lead to registrations;

•	We may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection;

•	Issued patents and other intellectual property and proprietary rights that we own or have exclusively licensed may not provide us with any competitive advantages, may not be sufficiently broad in scope or may be held invalid or unenforceable, as a result of legal challenges by third parties, including our competitors;

•	Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	We may not develop additional proprietary technologies that are patentable;

•	The patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Relating to Our Capital Stock

We may incur indebtedness or issue capital stock that ranks senior or equally to our common stock as to liquidation preference and other rights and which may dilute our stockholders’ ownership interest.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, our amended and restated certificate of incorporation (the “Certificate of Incorporation”) does not prohibit us from issuing any series of preferred stock that would rank senior or equally to our common stock as to dividend payments and liquidation preference. Our Certificate of Incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock. We have the authority to issue up to 50,000,000 shares of our preferred stock without further stockholder approval. The issuances of any series of preferred stock could have the effect of reducing the amounts available to our holders of common stock in the event of our liquidation. In addition, if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease. Additional issuances and sales of preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. In addition, any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our common stock.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

These provisions might discourage, delay or prevent a change in control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock. Furthermore, we have the authority to issue up to 50,000,000 shares of our preferred stock without further stockholder approval, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve. In addition, our Certificate of Incorporation and amended and restated bylaws (the “Bylaws”) contain provisions that may make the acquisition of our company more difficult, including the following:

•	our authorized but unissued and unreserved common stock and preferred stock could make more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise;

•	our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;

•	our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter, except in certain circumstances;

•	a special meeting of our stockholders may only be called by the chairperson of our board of directors or a majority of our board of directors;

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and

•	certain amendments to our Certificate of Incorporation and any amendments to our Bylaws by our stockholders will require the approval of at least two-thirds of our then-outstanding voting power entitled to vote generally in an election of directors, voting together as a single class.

Various provisions of our lending agreements with JPMorgan, in addition to our Certificate of Incorporation, Bylaws and other corporate documents, could delay or prevent a change of control.

The JPMorgan Credit Facility prohibits us from undergoing a change of control. Any takeover attempt could be delayed, or prevented, if an amendment or waiver is not provided by the respective lenders. See “— Risks Relating to Our Indebtedness.” Moreover, certain provisions of our Certificate of Incorporation and Bylaws and provisions of Delaware General Corporation Law could delay or prevent a change of control or may impede the ability of the holders of our common stock to change our management. In particular, our Certificate of Incorporation and Bylaws, among other things will regulate how stockholders may present proposals or nominate directors for election at stockholders’ meetings and authorize our board of directors to issue preferred stock in one or more series, without stockholder approval. See “Description of Capital Stock — Anti-Takeover Provisions.”

We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay dividends, if any, and we may never pay any dividends to the holders of our common stock and capital appreciation, if any, of our common stock may be your sole source of gain on your investment.

We have no direct operations and no significant assets other than the ownership of capital stock and equity interests of our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations. Legal and contractual restrictions in the JPMorgan Credit Facility and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, our ability to pay dividends is restricted by the terms of the JPMorgan Credit Facility and, in addition, future debt financing, if any, may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our securities.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends to holders of our common stock in the foreseeable future, but will review this policy as circumstances dictate. The declaration and payment of all future dividends to holders of our common stock, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time. In addition, our ability to pay dividends is restricted by the terms of the JPMorgan Credit Facility and, in addition, future debt financing, if any, may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our securities. Consequently, capital appreciation, if any, of our common stock may be your sole source of gain on your investment for the foreseeable future.

Our largest stockholders will exercise significant influence over our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

As of March 16, 2021, our former directors and their affiliates collectively own 13,051,042 shares of our common stock, or approximately 39% of our outstanding shares of common stock. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

We cannot assure you that the interests of our former directors and affiliated persons will coincide with the interests of the investors. So long as our former directors and affiliated persons collectively controls a significant portion of our common stock, these individuals and/or entities controlled by them, will continue to collectively be able to strongly influence or effectively control our decisions. Therefore, you should not invest in reliance on your ability to have any control over our company. See “Principal Stockholders,” “Certain Relationships and Related Party Transactions” and “Description of Capital Stock.”

The market price of our common stock could be negatively affected by future sales of our common stock.

If our existing stockholders, our directors, their affiliates, or our executive officers, sell a substantial number of shares of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that these stockholders might sell our common stock could also depress the market price of our common stock and could impair our future ability to obtain capital, especially through an offering of equity securities.

We, along with our directors and executive officers and holders of substantially all of our capital stock and securities convertible into our capital stock are subject to lock-up agreements or market stand-off provisions that expire in June 2021 and, accordingly, approximately 23,552,486 shares of our common stock will become eligible for sale upon such expiration. Such lock-up expirations could adversely affect the market for our common stock.

We have also agreed to file a registration statement for the resale of certain shares of our common stock held by certain of our stockholders. All of our common stock sold pursuant to an offering covered by such registration statement will be freely transferable.

Our common stock has only recently become publicly traded, and the market price of our common stock may be volatile.

The market price of our common stock may fluctuate substantially depending on a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the trading prices and trading volumes of stocks in our industry;

•	changes in operating performance and stock market valuations of other companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new offerings or platform features;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses, services or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

As an emerging growth company, as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. To the extent we avail ourselves of these exemptions, our financial statements may not be comparable to companies that comply with such new or revised accounting standards. We cannot predict if investors will find our common stock less attractive because we will rely on these.

Our Certificate of Incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to any director or stockholder who is not employed by us or our affiliates.

The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our Certificate of Incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to any director or stockholder who is not employed by us or our affiliates. Any director or stockholder who is not employed by us or our affiliates will therefore have no duty to communicate or present corporate opportunities to us, and will have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our affiliates.

As a result, certain of our stockholders, directors and their respective affiliates will not be prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business or prospects.

If securities or industry analysts do not publish research or reports about our business, or they publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our Certificate of Incorporation and our Bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation and our Bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our Certificate of Incorporation or our Bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Notwithstanding the foregoing, the exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation and our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operation.

General Risk Factors

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business may fail.

Our future success depends to a large extent on our ability to attract, hire, train and retain qualified managerial, operational and other personnel. We face significant competition for qualified and experienced employees in our industry and from other industries and, as a result, we may be unable to attract and retain the personnel needed to successfully conduct and grow our operations. Additionally, key personnel, including members of management, may leave and compete against us.

At present, we believe we have the necessary key personnel to carry out our business plans but there can be no assurance that our beliefs will not prove unfounded. If we are unable to hire and retain key personnel, our business will be materially adversely affected.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

Exercise of options or warrants or conversion of convertible securities may have a dilutive effect on your percentage ownership and may result in a dilution of your voting power and an increase in the number of shares of common stock eligible for future resale in the public market, which may negatively impact the trading price of our shares of common stock.

The exercise or conversion of some or all of our outstanding options, warrants, or convertible securities could result in significant dilution in the percentage ownership interest of existing investors and in the percentage ownership interest of our existing common stockholders and in a significant dilution of voting rights and earnings per share. As of March 16, 2021, we have outstanding warrants to purchase up to 3,569,833 shares of our common stock at a weighted exercise price of $16.42 per share and we have outstanding options for the issuance of up to 890,728 shares of common stock at a weighted exercise price of $8.82 per share. The exercise of such existing outstanding stock options will further dilute our stockholders’ voting interests. To the extent options and/or warrants and/or conversion rights are exercised, additional shares of common stock will be issued, and such issuance will dilute stockholders.

In addition to the dilutive effects described above, the exercise of those securities would lead to an increase in the number of shares of common stock eligible for resale in the public market. Sales of substantial numbers of such shares of common stock in the public market could adversely affect the market price of our shares of common stock. Substantial dilution and/or a substantial increase in the number of shares of common stock available for future resale may negatively impact the trading price of our shares of common stock.

Our security holders may be diluted by future issuances of securities by us.

In the future, we may issue our authorized but previously unissued equity securities, including additional shares of capital stock or securities convertible into or exchangeable for our capital stock. Such issuance of additional securities would dilute the ownership stake in us held by our existing stockholders and could adversely affect the value of our securities.

We may also issue additional shares of our common stock, warrants or other securities that are convertible into or exercisable for the purchase of shares of our common stock in connection with hiring and/or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities, for any reason including those stated above, may have a negative impact on the market price of our common stock. There can be no assurance that the issuance of any additional shares of common stock, warrants or other convertible securities may not be at a price (or exercise prices) below the price of the common stock offered hereby.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Some foreign companies, including some that may compete with us, may not be subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in countries in which we conduct our business. However, our employees or other agents may engage in conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Delaware law contains anti-takeover provisions that could deter takeover attempts that could be beneficial to our stockholders.

Provisions of Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the Delaware General Corporation Law may make the acquisition of our company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring us, without the consent of our board of directors, for at least three years from the date they first hold 15% or more of the voting stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We have approximately 900,000 square feet of distribution space under leases in strategic locations, including six distribution centers in the U.S., two distribution centers in Canada and one distribution center in Spain. Our headquarters is located in Fairless Hills, Pennsylvania. See “Certain Relationships and Related Party Transactions.” We have in total six facilities in the U.S., two in Canada, one in Spain, and one in China.

We believe that our existing facilities are adequate for our needs at this time, although we do plan to open new distribution centers in the future to meet anticipated demand resulting from further deregulation of cannabis and overall market growth.

As a result of the planned sale of the building which we currently lease in Petaluma, California, we have temporarily relocated our executive offices to another one of our existing locations, specifically our 290 Canal Road, Fairless Hills, Pennsylvania 19030 distribution center. We also intend to relocate our existing distribution operations in Northern California from the existing Petaluma building to a larger distribution center in the surrounding area.

Item 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on The Nasdaq Global Select Market under the symbol “HYFM” on December 10, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of our Common Stock

As of March 17, 2021, there were approximately 12,198 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements, and other factors that our Board of Directors may deem relevant.

Stock Performance Graph

This performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return

Among Hydrofarm Holdings Group, Inc., S&P 500 Consumer Discretionary Sector and the Nasdaq Composite Index

The above graph measures the change in a $100 investment in our common stock from December 10, 2020 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2020. Our relative performance is then compared with the S&P 500 Consumer Discretionary Sector and the Nasdaq Composite Index. The graph uses the closing market price on December 10, 2020 of $51.99 per share as the initial value of our common stock. If we used the $20 per share price paid in our December 2020 initial public offering, the total return through December 31, 2020 would greatly exceed the amount shown in the graph above.

Recent Sales of Unregistered Securities

On December 31, 2019, we entered into a securities purchase agreement with certain investors named therein, pursuant to which we issued and sold, in a private placement offering between December 2019 and February 2020, 7,725,045 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share, at an offering price of $3.50. We received gross proceeds of approximately $27 million (which includes proceeds of approximately $8 million raised from the issuances of convertible unsecured subordinated promissory notes in September and October 2019, which converted into shares of our Series A Preferred Stock) in connection with our initial public offering, before deducting fees and related offering expenses.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Issuer Purchases of Equity Securities

Not applicable.

Item 6.	SELECTED FINANCIAL DATA

Reserved.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this Annual Report on Form 10-K, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in “Risk Factors” in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements.”

Company Overview

We are a leading independent distributor and manufacturer of controlled environment agriculture (“CEA”, principally hydroponics) equipment and supplies, including a broad portfolio of our own innovative portfolio of proprietary branded products. We primarily serve the U.S. and Canadian markets, and believe we are one of the leading competitors by market share in these markets in an otherwise highly fragmented industry. For over 40 years, we have helped growers make growing easier and more productive. Our mission is to empower growers, farmers and cultivators with products that enable greater quality, efficiency, consistency and speed in their grow projects.

Hydroponics is the farming of plants using soilless growing media and often artificial lighting in a controlled indoor or greenhouse environment. Hydroponics is the primary category of CEA and we use the terms CEA and hydroponics interchangeably. Our products are used to grow, farm and cultivate cannabis, flowers, fruits, plants, vegetables, grains and herbs in controlled environment settings that allow end users to control key farming variables including temperature, humidity, CO2, light intensity spectrum, nutrient concentration and pH. Through CEA, growers are able to be more efficient with physical space, water and resources, while enjoying year-round and more rapid grow cycles as well as more predictable and abundant grow yields, when compared to other traditional growing methods.

We reach commercial farmers and consumers through a broad and diversified network of over 2,000 wholesale customer accounts, who we connect with primarily through our proprietary eCommerce marketplace. Over 80% of our net sales are into the specialty hydroponic retailers, through which growers are able to enjoy specialized merchandise assortments and knowledgeable staff. We also distribute our products across the U.S. and Canada to a diversified range of retailers of commercial and home gardening equipment and supplies that include garden centers, hardware stores, eCommerce retailers, commercial greenhouse builders, and commercial resellers.

Recent Developments

Initial Public Offering

On December 14, 2020, we completed our IPO, in which we issued and sold 9,966,667 shares of our common stock, including the full exercise by the underwriters of their option to purchase 1,300,000 additional shares of our common stock, at a public offering price of $20.00 per share, which resulted in net proceeds of $182.3 million after deducting underwriting discounts and commissions and offering expenses. The proceeds from the IPO were used (i) to repay the amounts outstanding under the Term Loan Credit Agreement among our subsidiary obligors, Brightwood Loan Services, LLC and the other lenders party thereto (as amended to date, the “Term Loan Agreement”) of $76.6 million (includes accrued interest and fees of $0.3 million), (ii) to paydown certain amounts outstanding under the Encina Credit Facility of $33.4 million, (iii) to repay $3.3 million under the promissory note to JPMorgan Chase, N.A. through the U.S. Small Business Administrative Paycheck Protection Program (the “PPP Loan”), and (iv) to pay $2.6 million to settle the Series A Preferred Stock dividend. Our common stock began trading on the Nasdaq Global Select Market on December 10, 2020.

Effects of Coronavirus on Our Business

The World Health Organization recognized COVID-19 as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. Public health responses have included national pandemic preparedness and response plans, travel restrictions, quarantines, curfews, event postponements and cancellations and closures of facilities including local schools and businesses. While the rollout of vaccines has begun, the timing of vaccinations, herd immunity, and the lifting of shelter in place and similar restrictions and movement restrictions is unknown. The global pandemic and actions taken to contain COVID-19 have adversely affected the global economy and financial markets.

In response to the COVID-19 pandemic, we implemented business continuity plans designed to address the impact of the COVID-19 pandemic on our business, such as restrictions on non-essential business travel, the institution of work-from-home practices and the implementation of strategies for workplace safety at our facilities. In March 2020, the majority of the employees at our headquarters transitioned to working remotely. For several weeks following the initial outbreak of COVID-19, we experienced a material impact to our supply chain that inhibited growth and results of operations. And from time-to-time during the COVID-19 pandemic, we experienced delays in the receipt of goods from international and domestic suppliers as well as a general slowdown in freight processing times resulting in shipping delays and higher periodic freight costs. It is difficult to predict the extent to which COVID-19 may continue to spread. As of the date of this Annual Report on Form 10-K, manufacturers in China and in North America are generally back in operation; however, new waves of the COVID-19 pandemic could result in the re-closure of factories in China and/or in North America. Quarantine orders and travel restrictions within the U.S. and other countries may also adversely impact our supply chains, the manufacturing of our own products and our ability to obtain necessary materials. Consequently, we may be unable to obtain adequate inventory to fill purchase orders or manufacture our own products, which could adversely affect our business, results of operations and financial condition. Furthermore, potential suppliers or sources of materials may pass the increase in sourcing costs due to the COVID-19 pandemic to us through price increases, thereby impacting our potential future profit margins.

Our customers reside in countries, primarily the U.S. and Canada that are currently affected by the COVID-19 pandemic. Many of these customers have experienced shelter-in-place measures in attempts to contain the spread of COVID-19, including general lockdowns, closure of schools and non-essential businesses, bans on gatherings and travel restrictions. Although we cannot precisely quantify in absolute or relative terms, our accelerated rate of growth in net sales for the twelve months ended December 31, 2020 correlates with shelter-in-place orders issued in many locations in March 2020 in response to the COVID-19 pandemic. Our sales growth for the twelve months ended December 31, 2020 was approximately 46% higher than the same period in 2019. A portion of our net sales during this period could be due to pull-through demand for our products due to higher consumption of CEA products from individuals spending more time at home due to shelter-in-place measures. Although uncertainty created by the COVID-19 pandemic remains, and various state budgets remain under economic pressure creating a greater chance of further cannabis legalization, we cannot assure you that such a rate of growth will continue.

Our business has remained resilient during the COVID-19 pandemic. As of December 31, 2020, our manufacturing and distribution operations were viewed as essential services and continued to operate. Our key suppliers, retailers and resellers have been designated as essential services and remain open at this time; however, in certain places they are operating under reduced hours and capacity limitations. The majority of U.S. and Canadian cannabis businesses have been designated as essential by U.S. state and Canadian government authorities.

The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Depending on the length and severity of COVID-19, we may experience an increase or decrease in customer orders driven by volatility in consumer shopping and consumption behavior. It is difficult to assess or quantify with precision the impact COVID-19 has directly had on our business since we cannot precisely quantify the impacts, if any, that the various effects (e.g. possible positive demand impact from shelter-in-place orders in the U.S., possible negative supply chain impact from workforce disruption at international and domestic suppliers and domestic ports and the possible negative impact on transportation costs) have had on the overall business. And so, while we do not believe that we are experiencing net material adverse impacts at this time, given the global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the COVID-19 pandemic, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. While we believe that we are well positioned for the future as we navigate the crisis and prepare for an eventual return to a more normal operating environment, we continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans and response strategy.

Components of Results of Operations

Net sales

We generate net sales from the distribution and manufacturing of hydroponic equipment and supplies to our customers. The hydroponic equipment and supplies that we sell include consumable products, such as growing media, nutrients and supplies that require regular replenishment and durable products, such as lighting and hydroponic equipment. Our scale allows us to provide delivery and service capabilities to a highly diverse group of customers across the U.S. and Canada. We do not sell directly to farmers but rather our customer base consists of specialty hydroponic retailers, garden centers, eCommerce and greenhouse suppliers.

We periodically offer sales incentives to our customers, including early pay discounts, volume-based rebates, temporary price reductions, advertising credits and other trade activities. Net sales reflect our gross sales less sales incentives which are estimated and recorded at the time of sale plus amounts billed to customers for shipping and handling costs. We anticipate that sales incentives could impact our net sales and that changes in such promotional activities could impact period-over-period results.

Cost of goods sold

Cost of goods sold consists primarily of material costs, inbound and outbound freight, direct labor costs primarily for production and warehouse personnel and depreciation and amortization of warehouse improvements and equipment. We expect our cost of goods sold to increase in absolute dollars in conjunction with our growth. However, we expect that, over time, cost of goods sold will decrease as a percentage of net revenue as a result of the scaling of our business including a higher proportion of the amount of proprietary and exclusive branded products that we sell.

Selling, general and administrative

Selling, general and administrative expenses consists primarily of marketing and advertising, stock-based compensation, depreciation and amortization of all other assets and other selling, general and administrative costs, including but not limited to salaries, benefits, bonuses, professional fees and various costs related to becoming a publicly-traded company. We expect selling, general and administrative expenses to increase in absolute dollar terms as we scale our operations to meet increased demand for our products and operate as a public company with increased costs associated with insurance, finance, legal and accounting functions; however, we also expect that the significant increase in our scale will result in selling, general and administrative expenses as a percentage of net sales decreasing over time.

Results of Operations Data

The results of operations data in the following tables for the years ended December 31, 2020, 2019 and 2018 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations – Comparison of Years Ended December 31, 2020 and 2019

The following table sets forth our consolidated statements of operations for the years ended December 31, 2020 and 2019, including amounts and percentages of net sales for each year and the year-to-year change in dollars and percent (amounts in thousands):

	2020		2019		Year to year change
Net sales	$342,205	100.0%	$235,111	100.0%	$107,094	45.6%
Cost of goods sold	278,572	81.4%	208,025	88.5%	70,547	33.9%
Gross profit	63,633	18.6%	27,086	11.5%	36,547	134.9%
Operating expenses:
Selling, general and administrative	58,492	17.1%	43,784	18.6%	14,708	33.6%
Impairment, restructuring and other	860	0.3%	10,035	4.3%	(9,175)	-91.4%
Income (loss) from operations	4,281	1.3%	(26,733)	-11.4%	31,014	-116.0%
Interest expense	(10,141)	-3.0%	(13,467)	-5.7%	3,326	-24.7%
Loss on debt extinguishment	(907)	-0.3%	(679)	-0.3%	(228)	33.6%
Other income, net	70	0.0%	105	0.0%	(35)	-33.3%
Net loss before tax	(6,697)	-2.0%	(40,774)	-17.4%	34,077	-83.6%
Income tax (expense) benefit	(576)	-0.2%	691	0.3%	(1,267)	-183.4%
Net loss	(7,273)	-2.1%	(40,083)	-17.1%	32,810	-81.9%
Cumulative dividends allocated to Series A
convertible preferred stock	(2,597)	-0.8%	—	0.0%	(2,597)	n/a
Net loss attributable to Hydrofarm Holdings Group, Inc.	$(9,870)	-2.9%	$(40,083)	-17.1%	$30,213	-75.4%

Net sales

Net sales for the year ended December 31, 2020 increased by $107.1 million or 45.6% compared to the year ended December 31, 2019. The increase in net sales was primarily due to a 42.0% increase in volume of products sold and a 3.6% increase in price of products sold. The increase in volume of products sold was primarily related to (i) higher demand from the end-markets across numerous U.S. states, including but not limited to Michigan, Oklahoma and California, and Canada and (ii) higher demand for our proprietary and preferred branded products which grew at a faster pace than our distributed brands during the period. The increase in price was primarily related to list price increases and more effective sales incentives.

Although we cannot precisely quantify in absolute or relative terms, our accelerated rate of growth in net sales for the year ended December 31, 2020 correlates with shelter-in-place orders issued in March 2020 in response to the COVID-19 pandemic. A portion of our net sales during this period could be related to pull-through demand for our products due to higher consumption of CEA products from individuals spending more time at home due to shelter-in-place measures. Although uncertainty created by the COVID-19 pandemic remains, and various state budgets remain under economic pressure, creating a greater chance of further cannabis legalization, we cannot assure you that such growth will continue.

Gross profit

Gross profit for the year ended December 31, 2020 increased by $36.5 million or 134.9% compared to the year ended December 31, 2019. The increase in gross profit was primarily related to (i) the aforementioned increase in net sales and (ii) a significant increase in our gross profit margin percentage (gross profit as a percent of net sales). Our gross profit margin percentage increased to 18.6% for the year ended December 31, 2020 compared to 11.5% for the year ended December 31, 2019. The higher gross profit margin percentage is primarily due to (i) a more favorable sales mix of proprietary and exclusive branded products, which typically carry a higher gross margin, (ii) lower freight cost, and (iii) inventory adjustments and write-downs that impacted the fourth quarter of 2019 primarily associated with our 2019 SKU rationalization.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2020 increased by $14.7 million or 33.6%, compared to the year ended December 31, 2019 due primarily to an increase of $8.7 million in stock-based compensation expense, of which $6.1 million was directly triggered by our IPO in December 2020 (more fully described below). SG&A expense excluding the portion of stock-based compensation expense triggered by the IPO decreased from 18.6% in 2019 to 15.3% in 2020 due to economies of scale as our net sales grew faster than our selling, general and administrative expenses.

To support our long-term growth plan and our IPO, we undertook several initiatives in mid-to-late 2019 and early 2020 which resulted in the aforementioned $14.7 million increase in selling, general and administrative expenses, including increased stock-based compensation expenses, increased compensation costs (an increase of $3.9 million), and increased professional service fees, including, but not limited to, the hiring of executives such as our new Chief Executive Officer, President and Chief Financial Officer and engaging new third parties such as an IT consulting firm, a new auditor, and several accounting and audit-related consultants (an increase of $4.4 million).

As more fully discussed in Note 11, Stock-based compensation and 401K plan, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we granted restricted stock units (“RSUs”) to certain officers, former directors and their affiliates which have vesting conditions including a performance-based vesting requirement which was satisfied upon the consummation of our IPO. As a result, our IPO in December 2020 triggered a significant performance-based stock compensation charge of $6.1 million for previously unrecognized time-based vesting prior to the IPO.

Impairment, restructuring and other

Impairment, restructuring and other expenses declined to $0.9 million for the year ended December 31, 2020 from $5.4 million in 2019. For the year ended December 31, 2019, we recognized expenses related to the impairment of intangible asset for customer relationships; $2.0 million for restructuring costs; and, other similar activities related to our capitalization. We also incurred $1.1 million for a registration statement which was delayed, and accordingly, the third-party costs were expensed. See Note 14, Impairment, restructuring and other, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Interest expense

Interest expense decreased by $3.3 million or 24.7% for the year ended December 31, 2020 compared to the year ended December 31, 2019.  The average balance of our interest bearing debt for the year ended December 31, 2020 increased by $2.3 million compared to the year ended December 31, 2019.  This increase was offset by a decrease in the effective interest rate on the Term Loan Agreement, from approximately 13% for the year ended December 31, 2019 to an effective interest rate of approximately 10.2% for the year ended December 31, 2020 due to a reduction of the Term Loan Agreement interest rate margin which became effective on January 1, 2020 from LIBOR plus 10.0% to LIBOR plus 8.5% along with a reduction of average LIBOR from 2.5% to 1%.  The decrease in interest costs was also slightly impacted by a decrease in the effective interest rate on our revolving credit facilities from approximately 9.9% for the year ended December 31, 2019 to approximately 9.3% for the year ended December 31, 2020.

Loss on debt extinguishment

Loss on debt extinguishment for the year ended December 31, 2020 resulted from the write-off of unamortized deferred financing costs associated with the payoff of the Term Loan Agreement in connection with the IPO. Similar costs in 2019 resulted from the write-off of unamortized deferred financing costs when the BofA Credit Facility was refinanced with the Encina Credit Facility.

Income tax expense

Income tax expense for the year ended December 31, 2020 generally reflects minimum U.S. state income taxes which do not fluctuate with pre-tax income or loss and Canadian taxes in one of our profitable Canadian subsidiaries.

The net income tax benefit for the year ended December 31, 2019 is comprised of two amounts: (i) minimum U.S. state and Canadian provincial taxes which do not fluctuate with pre-tax income or loss; and, (ii) a deferred income tax benefit of $0.7 million primarily generated from the tax consequence of the impairment write-off which is not expected to recur.

Cumulative dividends allocated to Series A convertible preferred stock

Our Series A Preferred Stock accrued a cumulative dividend during 2020 which is presented as a reduction of net loss which results in the net loss attributable to common stockholders. Dividends did not accrue prior to 2020. Upon the consummation of our IPO in December 2020, the Series A Preferred Stock automatically converted into 2,291,469 shares of our common stock and we paid $2.6 million in cash to settle the Series A Preferred Stock dividend.

Results of Operations– Comparison of Years Ended December 31, 2019 and 2018

The following table sets forth our consolidated statements of operations for the years ended December 31, 2019 and 2018, including amounts and percentages of net sales for each year and the year-to-year change in dollars and percent (amounts in thousands):

	2019		2018		Year to year change
Net sales	$235,111	100.0%	$211,813	100.0%	$23,298	11.0%
Cost of goods sold	208,025	88.5%	187,743	88.6%	20,282	10.8%
Gross profit	27,086	11.5%	24,070	11.4%	3,016	12.5%
Operating expenses:
Selling, general and administrative	43,784	18.6%	42,229	19.9%	1,555	3.7%
Impairment, restructuring and other	10,035	4.3%	7,169	3.4%	2,866	40.0%
Loss from operations	(26,733)	-11.4%	(25,328)	-11.9%	(1,405)	5.5%
Interest expense	(13,467)	-5.7%	(11,606)	-5.5%	(1,861)	16.0%
Loss on debt extinguishment	(679)	-0.3%	—	0.0%	(679)	—
Other income, net	105	0.0%	995	0.5%	(890)	-89.4%
Loss before tax	(40,774)	-17.4%	(35,939)	-16.9%	(4,835)	13.5%
Income tax benefit	691	0.3%	397	0.2%	294	74.2%
Net loss	(40,083)	-17.0%	(35,542)	-16.8%	(4,541)	12.8%
Net loss attributable to non-controlling interest	—		(2,650)
Net loss attributable to Hydrofarm Holdings Group, Inc	$(40,083)		$(32,892)

Net sales

Net sales for the year ended December 31, 2019 increased $23.3 million or 11.0% compared to the year ended December 31, 2018. The increase was primarily due to an increase in the volume sold during the period. For the year ended December 31, 2019, we realized an approximate 11.6% increase in volume offset by a 0.6% decrease in price. Our sales in certain non-U.S. markets were impacted by IT system challenges experienced during the integration of our Canadian businesses, an issue we do not expect to continue in 2020. The increase in U.S. volume sold was primarily related to (i) higher demand from the end-markets across numerous U.S. states, including but not limited to Oklahoma, Michigan and California and (ii) higher demand for our proprietary and preferred branded products which grew at a faster pace than our distributed brands for the year ended December 31, 2019.

Gross profit

Gross profit for the year ended December 31, 2019 increased $3.0 million or 12.5% compared to the year ended December 31, 2018. The increase in gross profit was primarily related to (i) the 11.0% increase in net sales and (ii) a small increase in gross profit margin percentage (gross profit as a percent of net sales) associated with a more favorable mix of proprietary and exclusive branded products as compared to the prior year. This increase was partially offset by the year-over-year decrease in net sales (as noted above) and associated gross profit in non-U.S. markets.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2019 increased $1.6 million or 3.7% compared to the year ended December 31, 2018. The increase was primarily due to (i) higher outside accounting and IT consultant expense of $2.0 million related to increased preparation for the IPO and (ii) higher bad debt expenses of $0.4 million primarily attributable to the challenges in the Canadian market in 2019 offset by lower facility expenses of $0.7 million due to adjusting our warehouse footprint.

Impairment, restructuring and other

Certain expenses of $10.0 million for 2019 and $7.2 million for 2018 primarily related to recognition of impairment on intangible assets, several restructuring and recapitalization events, and fees for various statutory filings. The impairment in 2019 related to the impairment of our intangible asset for customer relationships; in 2018, the impairment was for goodwill. Restructuring and recapitalization events refer to our debt refinancing in 2019 and 2018; our Preferred Stock Offering in 2019; the recapitalization and reverse merger in 2018; and, other similar activities related to our capitalization. In 2019, we filed a registration statement which was delayed, and the third-party costs were expensed. See Note 14, Impairment, restructuring and other, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Interest expense

Interest expense was $13.5 million for the year ended December 31, 2019 compared to $11.6 million for the year ended December 31, 2018, reflecting an increase of $1.9 million or 16.0%.

The increase in interest expense was due in part to an increase in the effective interest rate on the Term Loan Agreement to 13.0% for the year ended December 31, 2019 from 12.1% for the year ended December 31, 2018. Additionally, interest payments for the years ended December 31, 2019 and 2018 of $7.1 million and $6.8 million, respectively, were deferred and added to principal which resulted in additional interest on the increase in the principal balance.

Similarly, the effective interest rate on the revolving credit facilities increased to 9.8% for the year ended December 31, 2019 compared to 5.0% to 5.1% for the year ended December 31, 2018 as we transitioned from the BofA Credit Facility in July 2019 to the Encina Credit Facility.

Income tax benefit

Income tax benefit was $0.7 million or 1.7% of loss before tax for the year ended December 31, 2019 compared to $0.4 million or 1.1% for the year ended December 31, 2018. The net income tax benefit is comprised of two amounts: a current tax expense of $27 thousand and $0.5 million for 2019 and 2018, respectively; and, a deferred income tax benefit of $0.7 million and $0.9 million for 2019 and 2018, respectively. The current portion of the provision (tax expense) generally reflects minimum U.S. state and Canadian provincial taxes which do not fluctuate with pre-tax income or loss. The deferred income tax benefit in each year was primarily generated from the tax consequence of the impairment write-offs; these income tax benefits are not expected to recur.

Net loss attributable to non-controlling interest

In May 2017, Hydrofarm Investment Corp. (“HIC”), acquired, through its wholly-owned subsidiary, Hydrofarm Holdings, LLC, all of the capital stock of Hydrofarm, Inc., in a transaction referred to as the “Formation Transaction.” Concurrently with the acquisition by HIC, Hydrofarm, Inc. converted from an S-Corp to a limited liability company and was renamed Hydrofarm, LLC. At the time of the Formation Transaction in May 2017, an investor in Hydrofarm, LLC retained a 12.5% interest in Hydrofarm Holdings, LLC which was presented as a non-controlling interest and allocated a portion of our losses until it was exchanged for shares in our parent and reclassified to controlling interest. See Note 1, Description of the business, basis of presentation and significant accounting policies – Recapitalization and reverse merger in 2018, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the U.S. (“GAAP”). However, management believes that certain non-GAAP financial measures provide investors of our financial information with additional useful information in evaluating our performance and that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net income (loss) provides useful supplemental measures that assist in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. These non-GAAP financial measures may be different than similarly titled measures used by other companies.

To supplement our audited consolidated financial statements which are prepared in accordance with GAAP, we use “Adjusted EBITDA” and “Adjusted EBITDA as a percent of sales” which are non-GAAP financial measures (collectively referred to as “Adjusted EBITDA”). Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:

•	Adjusted EBITDA does not reflect the significant interest expense, or the amounts necessary to service interest or principal payments on our indebtedness;

•	Adjusted EBITDA excludes depreciation and amortization, and although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;

•	Adjusted EBITDA does not reflect our tax provision that adjusts cash available to us;

•	Adjusted EBITDA excludes the non-cash component of stock-based compensation;

•	Adjusted EBITDA excludes the amount of employer payroll taxes on stock-based compensation; and

•	Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations.

We define Adjusted EBITDA as net income (loss) excluding interest expense, income taxes, depreciation and amortization, stock-based compensation, employer payroll taxes on stock-based compensation and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for each of the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	2019	2018
	(In thousands)
Net loss	$(7,273)	$(40,083)	$(32,892)
Interest expense	10,141	13,467	11,606
Income tax expense (benefit)	576	(691)	(397)
Depreciation and amortization	6,779	6,995	8,260
Impairment, restructuring and other	860	10,035	7,169
Other income, net	(70)	(105)	(995)
Stock-based compensation(1)	9,156	208	—
Loss on debt extinguishment	907	679	—
Adjusted EBITDA	$21,076	$(9,495)	$(7,249)
Adjusted EBITDA as a percent of net sales	6.2%	-4.0%	-3.4%

(1) Includes the amount of employer payroll taxes on share-based compensation

CASH FLOWS FROM OPERATING, INVESTING, AND FINANCING ACTIVITIES

Cash Flows from Operating, Investing, and Financing Activities — Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our cash flows for the years ended 2020 and 2019 (amounts in thousands):

	2020	2019
Net cash used in operating activities	$(44,825)	$(13,302)
Net cash provided by (used in) investing activities	546	(3,818)
Net cash provided by financing activities	88,145	19,900
Effect of exchange rate changes on cash, cash equivalents and restricted cash	232	2,154
Net increase in cash, cash equivalents and restricted cash	44,098	4,934
Cash, cash equivalents and restricted cash at beginning of year	32,857	27,923
Cash, cash equivalents and restricted cash at end of year	$76,955	$32,857

Operating Activities

Net cash used in operating activities was $44.8 million for the year ended December 31, 2020 consisting of $20.2 million in non-cash expense addbacks which were largely composed of stock-based compensation, depreciation and amortization and non-cash operating lease expense, less net loss of $7.3 million, payment of interest capitalized to principal of long-term debt of $13.9 million and a $43.8 million increase in working capital. The change in working capital primarily reflects a $43.2 million increase in accounts receivable and inventory for the period offset by a $10.7 million increase in accounts payable and accrued expenses. The net change was due to the additional working capital needed to support our growth in net sales.

Net cash used in operating activities was $13.3 million for the year ended December 31, 2019 consisting of net loss of $40.1 million offset by $26.2 million in non-cash addbacks which were largely composed of depreciation and amortization, impairment charges, interest expense added to principal and non-cash operating lease expense, plus a $0.6 million increase in working capital. The small change in working capital primarily reflects a $2.1 million net decrease in accounts receivable and inventories as collections and net sales during 2019 were slowed due to the industry downturn, plus a $1.2 million increase in accounts payable and accrued expenses as we were able to align payment of our obligations with our cash flow.

Investing Activities

We had minimal investing activities for the years ended December 31, 2020 and 2019. We made advances on notes receivable to third parties of $3.1 million the year ended December 31, 2019 and were repaid $2.0 million the year ended December 31, 2020. Our business was not capital intensive during the years ended December 31, 2020 or 2019 and purchases of property and equipment were $1.4 million and $0.8 million, respectively.

We have no material commitments for capital expenditures.

Financing Activities

Our IPO was completed in December 2020 generating $182.3 million in net proceeds. We used a portion of the proceeds to pay off our Term Loan Agreement, to payoff our PPP loan and to paydown the outstanding balance under the Encina Credit Facility. Other activity was a net of $1.2 million from transactions with our Series A preferred stock investors and payments of $1.0 million on finance leases. Our net cash provided by these activities was $88.1 million for the period which we will use for our planned business growth and expansion.

For the year ended December 31, 2019, our borrowings under the working capital credit facilities marginally exceeded repayments which reflected stable working capital needs for the period. We also received $21.7 million from our Series A Preferred Stock offering including proceeds from the issuance of notes which converted into the Series A Preferred Stock. Net cash provided by these activities was $19.9 million for the period.

Cash Flows from Operating, Investing, and Financing Activities — Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our cash flows for the years ended 2019 and 2018 (amounts in thousands):

	2019	2018
Net cash (used in) provided by operating activities	$(13,302)	$4,437
Net cash used in investing activities	(3,818)	(3,312)
Net cash provided by financing activities	19,900	25,516
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,154	(924)
Net increase in cash, cash equivalents and restricted cash	4,934	25,717
Cash, cash equivalents and restricted cash at beginning of year	27,923	2,206
Cash, cash equivalents and restricted cash at end of year	$32,857	$27,923

Operating Activities

Net cash used in operating activities was $13.3 million for the year ended December 31, 2019. This consisted of net loss of $40.1 million offset by $26.2 million in non-cash addbacks, which were largely composed of depreciation and amortization, impairment charges, interest expense added to principal and non-cash operating lease expense, plus a $0.6 million increase in working capital. The small change in working capital primarily reflects a $2.1 million net decrease in accounts receivable and inventories as collections and net sales during 2019 were slowed due to the industry downturn, plus a $1.2 million increase in accounts payable and accrued expenses as we were able to align payment of our obligations with our cash flow.

Net cash provided by operating activities was $4.4 million for the year ended December 31, 2018. The increase in cash used in operating activities for the year ended December 31, 2019 compared to the prior year was mostly due to the $22.0 million net drawdown of 2017 inventory (inventory purchased and carried in ending inventory at December 31, 2017 and sold in 2018) by the year ended December 31, 2018 as inventory overstock issues from the industry down-turn in late 2017 which continued into 2018 were addressed and rebalanced.

Investing Activities

Net cash used in investing activities was $3.8 million for the year ended December 31, 2019 and $3.3 million for the year ended December 31, 2018. In 2019, the cash was primarily for a $3.1 million advance on an interest bearing note receivable to a third party secured by equipment; in 2018, cash was used for a similar advance of $2 million to another third party.

Financing Activities

Net cash provided by financing activities was $19.9 million for the year ended December 31, 2019 consisting primarily of proceeds from the Preferred Stock Offering, net of offering costs, of $21.7 million which includes proceeds from debt eventually converted into the preferred stock. The offering improved our capital and liquidity. The other significant activity was replacement of the BofA Credit Facility with the Encina Credit Facility.

Net cash provided by financing activities was $25.5 million for the year ended December 31, 2018 primarily consisting of $52.6 million less offering costs of $4.5 million from our offering and concurrent offering of common stock to investors, and a net of $4 million from a related party. The offering improved our capital and liquidity. Our sources of cash provided by financing activities were offset by a $27.4 million net payment on our revolving credit facility.

SEASONALITY

Our net sales tend to be seasonally stronger in our fiscal second and third quarters which corresponds with the more robust in the warmer spring and summer months in North America (US and Canada are our primarily markets). This seasonal trend primarily relates to consumers of our grow media and nutrient products utilizing natural sunlight in their CEA or outdoor grow application.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources were significantly improved by our IPO in December 2020 which resulted in net proceeds of $182.3 million after deducting underwriting discounts and commissions and offering expenses. The proceeds from the IPO were used to repay $76.6 million (including accrued interest and fees of $0.3 million) outstanding under the Term Loan Agreement, $33.4 million outstanding under the Encina Credit Facility and $3.3 million under the PPP Loan, and to pay $2.6 million to settle the Series A Preferred Stock dividend.

As of December 31, 2020, we had a cash balance of $75.2 million and restricted cash of $1.8 million; $1.0 million of interest-bearing liabilities; $15.0 million of inventory purchase commitment obligations, of which $3.0 million is due in 2021; and $22.1 million of lease obligations associated with our right-of-use assets of which $4.4 million is due in 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our consolidated financial statements in conformity with GAAP, we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and business valuations. Actual amounts could differ from those estimated at the time the Consolidated Financial Statements are prepared.

Our significant accounting policies are described in Note 1, Description of the business, basis of presentation and significant accounting policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. Our critical accounting estimates include the following:

Revenue recognition, volume rebates and provision for doubtful accounts

All of our revenue is derived from the sale of inventory and we recognize revenue as control of promised goods or services is transferred to customers. Arrangements have a single performance obligation and revenue is reported net of variable consideration which includes applicable volume rebates, cash discounts and sales returns and allowances. Variable consideration is estimated and recorded at the time of sale. The recognition of variable consideration requires the use of estimates. While we believe these estimates to be reasonable based on the then current facts and circumstances, there can be no assurance that actual amounts realized will not differ materially from estimated amounts recorded.

Provisions for uncollectible receivables due from customers are established based on management’s judgment as to the ultimate collectability of these balances and are recorded net of the receivable. The allowance is based on a combination of factors including the age of the account, the credit worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions.

Inventories

Inventories are primarily comprised of finished goods and are recorded at the lower of cost or net realizable value determined by the first-in, first-out method of accounting. Net realizable value represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price we expect to realize by selling the inventory and our contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The estimates are subjective in nature and are made at a point in time, using available information, expected business plans, and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected in cost of goods sold. The adequacy of our adjustments could be materially affected by changes in the supply and demand for our products.

Long-lived tangible and finite-lived intangible assets including right-of-use assets

Long-lived tangible assets, primarily property and equipment, are stated at cost; right-of-use assets are recorded under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 842, Leases. Depreciation is provided on the straight-line method and based on the estimated useful economic lives of the assets. Intangible assets with finite lives, and therefore subject to amortization, include customer relationships, enterprise resource software and certain tradenames. These intangible assets are being amortized over their estimated useful economic lives typically ranging from 5 to 18 years.

We qualitatively assess potential indicators of impairment, referred to informally as Step 0, of our long-lived tangible and finite-lived intangible assets whenever events or changes in circumstances indicate that the asset or asset group’s carrying value may not be recoverable. An asset group is defined as the lowest level for which identifiable cash flows can be associated with groups of assets and related liabilities. If indicators are present, we follow a quantitative two-step process when testing for impairment. In Step 1, we perform a recoverability test by analyzing whether the carrying amount of the asset or asset group exceeds the sum of the undiscounted cash flows expected to result from their use over their expected life and eventual disposition. If the sum of the future undiscounted cash flows is greater than the carrying amount, the test is passed and no further work is performed. If the carrying amount is greater than the sum of the future undiscounted cash flows, the recovery test is deemed to have failed, and Step 2 is performed. In Step 2, the fair values of the long-lived tangible and definite-lived intangible assets are determined, and an impairment charge is recognized based on the excess of the carrying amount of the long-lived asset over its respective fair value.

We use assumptions for revenue and expenses such as forecasted growth rates, margin estimates, historical cost ratios, capital additions and working capital needs, which are consistent with internal projections and operating plans. The forecast period is estimated using the remaining useful lives of primary assets in the group which involves judgement about assets to be included in the group subject to the test and to economic and technological obsolesce impacting the term. These and other assumptions are impacted by economic conditions and expectations of management and materially different assumptions in the future regarding the performance of the businesses could impact the useful lives of assets or estimate of future undiscounted cash flows.

Share-based compensation arrangements

Stock-based compensation cost is measured as of the grant date based on the fair value of the award and is expensed ratably over the service period of the award, which is typically the vesting period for time-based awards. Performance-based awards are expensed over the requisite service period based on achievement of performance criteria. We have elected to account for forfeitures when they occur, and any compensation expense previously recognized on unvested shares will be reversed.

The fair value of restricted stock awards is estimated based on the fair value of the common stock underlying the restricted stock awards. We estimated the fair value of option-based awards subject to only a service condition on the date of grant using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock. The highly subjective and complex assumptions in the Black-Scholes model also include the estimated fair value of our common stock underlying the options.

To measure the value of the underlying common stock, the initial grant-date fair value of shares of common stock underlying the award is determined. Such valuation is the responsibility of, and determined by, the board of directors, with input from management. Until our IPO in December 2020, there was no public market for our common stock. Therefore, the board of directors determined the fair value of common stock at the grant date by considering a number of objective, subjective and highly complex factors including independent third-party valuations of our common stock, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, among other factors.

For purposes of determining the fair market value of our common stock during the periods prior to our IPO, we used a third-party valuation service provider to provide support for our analysis. For most of 2019, we primarily relied on valuation methods which included using the discounted cash flow and guideline public company methods. From latter part of 2019 until our IPO, a “probability weighted expected return method” (the “PWERM method”) analysis was used which placed greater emphasis on the Preferred Stock Offering completed in December 2019 to establish the value of our common stock; the PWERM method requires us to develop assumptions and estimates for both the probability of an IPO liquidity event and remaining private outcomes, as well as the values we expect those outcomes could yield. These methods consider operating and financial performance including estimating future cash flows and discounting those cash flows at an appropriate rate, the lack of liquidity of capital stock and general and industry specific economic outlook, among other factors. These estimates will not be necessary to determine the fair value of underlying shares of common stock for new awards once the underlying shares begin trading. Estimates of fair market value for awards grants near our IPO incorporated the offering price in the calculation.

In 2020, we granted a restricted stock award that vest only upon the satisfaction of both performance-based and market-based conditions. In determining the fair value of the award, the “Monte Carlo Simulation Method” (the MCSM) was used to assess the likelihood of vesting of the restricted stock units based on the probability of both a triggering event and qualifying traded share price within the specified time frame. The resulting risk-adjusted probability was then applied to the underlying fair value of common stock incorporating scenarios under which various performance conditions and share price outcomes are modeled over the course of numerous iterations. Importantly, key assumptions in the MSCM included volatility, time horizon corresponding to the vesting measurement period of the award forecasted based on daily trading prices, risk free rate, and number of simulation trials.

For inputs into the Black-Scholes model, the expected stock price volatility for the common stock is estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in our industry which are of similar size, complexity and stage of development. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. We have elected to use the “simplified method” to determine the expected term which is the midpoint between the vesting date and the end of the contractual term because it has no history upon which to base an assumption about the term; we believe the simplified method approximates a term if it were to be based on expected life.

We will continue to use the Black-Scholes model for option pricing.

Application of these approaches involves the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

Emerging Growth Company Status

We are an emerging growth company as defined in the JOBS Act. Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. We have elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. Where allowable, we have early adopted certain standards as described in Note 1, Description of the business, basis of presentation and significant accounting policies, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, we are entitled to rely on certain exemptions as an emerging growth company, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items. These exemptions will apply for a period of five years following the completion of our initial public offering or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.

Recent accounting pronouncements

For information regarding recent accounting pronouncements, refer to Note 1, Description of the business, basis of presentation and significant accounting policies — Recently issued accounting pronouncements, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risk has been interest rate, foreign currency and inflation risk. We do not have material exposure to commodity risk.

Interest Rate Risk

We currently have no material exposure to interest rate risk from investments. In the future, we intend to invest our excess cash primarily in money market funds, debt instruments of the U.S. government and its agencies and in high quality corporate bonds and commercial paper. Due to the short-term nature of these investments, we do not believe that there will be material exposure to interest rate risk arising from our investments.

Our operating results are subject to risk from interest rate fluctuations on credit facilities which typically carry variable interest rates. As of December 31, 2020, we had less than $1 million of interest bearing debt outstanding. However, we expect to arrange credit facilities during 2021 and such facilities are likely to carry variable interest rates.

Foreign Currency Risk

The functional currency of our Eddi’s and Sunblaster operations is the Canadian dollar (“CAD”) and the functional currency for Eltac is the Euro. For the purposes of presenting these consolidated financial statements, the assets and liabilities of subsidiaries with CAD or Euro functional currencies are translated into USD using exchange rates prevailing at the end of each reporting period. Income and expense items are translated at the average rate prevailing during the period with exchange differences impacting other comprehensive income (loss) in equity. Currently a portion of our inventory purchases for Eddi’s and Sunblaster is in USD. However, Eddi’s sales will primarily be in CAD while Sunblaster sales will be in both USD and CAD. Additionally, Eddi’s and Sunblaster settle their operating expenses in CAD. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the CAD.

However, we believe that the exposure to foreign currency fluctuation from product sales and operating expenses is not significant at this time as the related product sales and costs do not constitute a significant portion of our total net sales and expenses. As we grow and expand the geographic reach of our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes. However, we cannot provide assurances that our results of operations and financial condition will not be materially impacted by foreign currency fluctuation in the future.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Hydrofarm Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hydrofarm Holdings Group, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in convertible preferred stock and stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes and Schedule II listed in the Index to Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company adopted Financial Accounting Standards Board ASC Topic 842, Leases, using the modified retrospective approach. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 30, 2021

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hydrofarm Holdings Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in convertible preferred stock and stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes and schedule (collectively referred to as the consolidated financial statements) of Hydrofarm Holdings Group, Inc. (the “Company”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s consolidated operations and its consolidated cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2018. Toronto, Ontario

May 10, 2019 (December 1, 2020 as to the effects of the reverse stock split discussed in Note 1)

Hydrofarm Holdings Group, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$75,178	$22,866
Restricted cash	1,777	9,991
Accounts receivable, net	21,626	15,246
Inventories	88,618	50,228
Notes receivable	3,151	4,796
Prepaid expenses and other current assets	9,567	1,840
Total current assets	199,917	104,967
Property and equipment, net	3,988	3,550
Operating lease right-of-use assets	18,289	18,521
Intangible assets, net	52,421	57,406
Other assets	1,180	1,207
Total assets	$275,795	$185,651

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$22,638	$17,224
Accrued expenses and other current liabilities	21,615	9,188
Current portion of lease liabilities	3,701	3,181
Current portion of long-term debt	746	34,827
Total current liabilities	48,700	64,420

Long-term lease liabilities	15,320	15,786
Long-term debt	290	73,105
Other long-term liabilities	567	1,160
Total liabilities	64,877	154,471

Commitments and contingencies (Note 13)

Convertible preferred stock ($0.0001 par value; 50,000,000 shares authorized; 0 and 7,007,429 shares issued and outstanding at December 31, 2020 and 2019, respectively)	—	21,802

Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized at December 31, 2020 and 2019, respectively; 33,499,953 and 20,688,439 shares issued and outstanding at December 31, 2020 and 2019)	3	2
Additional paid-in capital	364,248	156,179
Accumulated other comprehensive income (loss)	599	(144)
Accumulated deficit	(153,932)	(146,659)
Total stockholders’ equity	210,918	9,378
Total liabilities, convertible preferred stock and stockholders’ equity	$275,795	$185,651

The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years ended December 31,
	2020	2019	2018
Net sales	$342,205	$235,111	$211,813
Cost of goods sold	278,572	208,025	187,743
Gross profit	63,633	27,086	24,070
Operating expenses:
Selling, general and administrative	58,492	43,784	42,229
Impairment, restructuring and other	860	10,035	7,169
Income (loss) from operations	4,281	(26,733)	(25,328)
Interest expense	(10,141)	(13,467)	(11,606)
Loss on debt extinguishment	(907)	(679)	—
Other income, net	70	105	995
Loss before tax	(6,697)	(40,774)	(35,939)
Income tax (expense) benefit	(576)	691	397
Net loss	(7,273)	(40,083)	(35,542)
Cumulative dividends allocated to Series A Convertible Preferred Stock	(2,597)	—	—
Net loss attributable to non-controlling interest	—	—	(2,650)
Net loss attributable to common stockholders	$(9,870)	$(40,083)	$(32,892)

Net loss per share attributable to common stockholders (2018 assumes retroactive conversion of non-controlling interest into controlling interest):
Basic	$(0.46)	$(1.94)	$(2.31)
Diluted	$(0.46)	$(1.94)	$(2.31)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	21,298,849	20,688,439	15,390,086
Diluted	21,298,849	20,688,439	15,390,086

The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years ended December 31,
	2020	2019	2018
Net loss	$(7,273)	$(40,083)	$(35,542)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	743	1,709	(2,418)
Total comprehensive loss	(6,530)	(38,374)	(37,960)
Comprehensive loss attributable to non-controlling interest	—	—	(2,828)
Comprehensive loss attributable to common stockholders	$(6,530)	$(38,374)	$(35,132)

The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except for share amounts)

			Controlling Interest
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Non- controlling Interest	Total Stockholders' Equity
Balance, January 1, 2018	—	$—	11,171,293	$1	$90,809	$484	$(62,074)	$29,220	$4,071	$33,291
Exchange of new shares for non-controlling interest in subsidiary	—	—	1,593,096	—	12,950	(97)	(11,610)	1,243	(1,243)	—
Concurrent Offering of shares and warrants for cash	—	—	1,323,157	—	11,146	—	—	11,146	—	11,146
Concurrent Offering of shares and warrants for conversion of loan from related party	—	—	484,681	—	4,088	—	—	4,088	—	4,088
Reverse merger with Hydrofarm Holdings Group, Inc. as accounting acquiree	—	—	1,186,487	—	1	—	—	1	—	1
Offering of shares and warrants for cash	—	—	4,929,725	1	41,498	—	—	41,499	—	41,499
Offering and Concurrent Offering costs	—	—	—	—	(4,521)	—	—	(4,521)	—	(4,521)
Net loss	—	—	—	—	—	—	(32,892)	(32,892)	(2,650)	(35,542)
Foreign currency translation loss	—	—	—	—	—	(2,240)	—	(2,240)	(178)	(2,418)
Balance, December 31, 2018	—	—	20,688,439	2	155,971	(1,853)	(106,576)	47,544	—	47,544
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs of $1,274	4,825,346	15,615	—	—	—	—	—	—	—	—
Issuance of Series A Convertible Preferred Stock upon conversion of debt	2,182,083	7,637	—	—	—	—	—	—	—	—
Receivable exchanged for issuance of Series A Convertible Preferred Stock	—	(1,450)	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	208	—	—	208	—	208
Net loss	—	—	—	—	—	—	(40,083)	(40,083)	—	(40,083)
Foreign currency translation gain	—	—	—	—	—	1,709	—	1,709	—	1,709
Balance, December 31, 2019	7,007,429	21,802	20,688,439	2	156,179	(144)	(146,659)	9,378	—	9,378
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs of $169	717,616	2,342	—	—	—	—	—	—	—	—
Collection of receivable for issuance of Series A Convertible Preferred Stock	—	1,450	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,895	—	—	8,895	—	8,895
Series A Convertible Preferred Stock cumulative dividend	—	2,597	—	—	(2,597)	—	—	(2,597)	—	(2,597)
Issuance of common stock in connection with initial public offering, net of offering costs of $17,063	—	—	9,966,667	1	182,270	—	—	182,271	—	182,271
Conversion of Series A Convertible Preferred Stock to common stock	(7,725,045)	(25,594)	2,291,469	—	25,594	—	—	25,594	—	25,594
Payment of Series A Convertible Preferred Stock cumulative dividend	—	(2,597)	—	—	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	793,080	—	—	—	—	—	—	—
Shares withheld for payroll taxes related to vesting of restricted stock units	—	—	(239,702)	—	(6,089)	—	—	(6,089)	—	(6,089)
Other	—	—	—	—	(4)	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(7,273)	(7,273)	—	(7,273)
Foreign currency translation gain	—	—	—	—	—	743	—	743	—	743
Balance, December 31, 2020	—	$—	33,499,953	$3	$364,248	$599	$(153,932)	$210,918	$—	$210,918

The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(7,273)	$(40,083)	$(35,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,779	6,995	8,260
Provision for doubtful accounts	83	933	534
(Benefit from) provision for inventory obsolescence	(803)	707	(824)
Stock-based compensation expense	8,895	208	—
Amortization of inventory step-up of basis	—	—	798
Impairment charges	—	5,390	2,716
Non-cash operating lease expense	3,469	3,650	—
Amortization of deferred financing costs	928	967	643
Loss on debt extinguishment	907	679	—
Interest expense capitalized to principal of long-term debt	20	9,644	6,883
Interest income capitalized to principal of notes receivable	(101)	—	—
Payment of interest capitalized to principal of long-term debt	(13,901)	(2,360)	—
Deferred income tax expense (benefit)	52	(718)	(899)
Other	(59)	105	(22)
Changes in assets and liabilities:
Accounts receivable	(6,329)	(620)	6,821
Inventories	(36,859)	2,725	22,043
Prepaid expenses and other current assets	(7,733)	(9)	509
Other assets	24	494	560
Accounts payable	4,795	(1,199)	(5,652)
Accrued expenses and other current liabilities	5,900	2,364	(3,079)
Lease liabilities	(3,126)	(3,297)	—
Other long-term liabilities	(493)	123	688
Net cash (used in) provided by operating activities	(44,825)	(13,302)	4,437
Investing activities
Purchases of property and equipment	(1,447)	(768)	(1,343)
Purchases of intangible assets	(61)	—	—
Proceeds from sale of property and equipment	54	—	—
Issuance of notes receivable	—	(3,050)	(2,000)
Proceeds from notes receivable	2,000	—	—
Other	—	—	31
Net cash provided by (used in) investing activities	546	(3,818)	(3,312)
Financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs	182,419	—	—
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs	3,792	14,165	—
Payments of Series A Preferred Stock cumulative dividend upon initial public offering	(2,597)	—	—
Proceeds from issuance of convertible debt	—	7,532	—
Borrowings from PPP Loan	3,274	—	—
Borrowings under revolving credit facilities	305,965	256,862	192,903
Payments of deferred financing costs	(13)	(1,697)	—
Repayments of PPP loan, long-term debt and revolving credit facilities	(404,021)	(256,785)	(220,309)
Payments made on financing leases	(674)	(177)	—
Proceeds from Offering and Concurrent Offering	—	—	52,645
Payments of offering costs on Offering and Concurrent Offering	—	—	(4,521)
Proceeds from loans from related party	—	—	6,000
Payments of loans from related party	—	—	(2,000)
Other	—	—	798
Net cash provided by financing activities	88,145	19,900	25,516
Effect of exchange rate changes on cash, cash equivalents and restricted cash	232	2,154	(924)
Net increase in cash, cash equivalents and restricted cash	44,098	4,934	25,717
Cash, cash equivalents and restricted cash at beginning of year	32,857	27,923	2,206
Cash, cash equivalents and restricted cash at end of year	$76,955	$32,857	$27,923

Non-cash investing and financing activities
Conversion of Series A Convertible Preferred Stock to common stock	$25,594	$—	$—
Shares withheld for payroll taxes related to vesting of restricted stock units	6,089	—	—
Right-of-use assets acquired under operating lease obligation	3,166	—	—
Property and equipment acquired under finance lease obligation	323	251	279
Purchases of property and equipment included in accounts payable and accrued liabilities	243	3	—
Offering costs included in accounts payable and accrued liabilities	148	—	—
Assets transferred from other assets to property and equipment and intangible assets	129	—	—
Other assets deposit applied to finance lease upon payoff	66	—	—
Issuance of Series A Convertible Preferred Stock upon conversion of debt and accrued interest	—	7,637	—
Receivable related to issuance of Series A Convertible Preferred Stock	—	1,450	—
Deferred financing costs capitalized to principal of long-term debt	—	615	—
Conversion of loan from related party to common shares	—	—	4,088
Supplemental information
Cash paid for interest	23,142	5,492	4,710
Cash paid for income taxes	94	63	613

The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.	DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of the business

Hydrofarm Holdings Group, Inc. and its subsidiaries (collectively, the “Company”) was formed in May 2017 under the laws of the state of Delaware to acquire and continue the business of Hydrofarm, LLC established in 1977. The Company is a leading distributor and manufacturer of controlled environment agriculture (“CEA”, principally hydroponics) equipment and supplies, including a broad portfolio of proprietary branded products. Products offered include agricultural lighting devices, indoor climate control equipment, hydroponics and nutrients, and plant additives used to grow, farm and cultivate cannabis, flowers, fruits, plants, vegetables, grains and herbs in controlled environment settings that allow end users to control key farming variables including temperature, humidity, CO2, light intensity and color, nutrient concentration and pH.

Prior to the fall of 2018, the legal parent of Hydrofarm, LLC, the primary operating subsidiary, was Hydrofarm Investment Corp. As discussed further below under “Recapitalization and reverse merger in 2018”, Hydrofarm Investment Corp. underwent a recapitalization and reverse merger in a series of transactions in which Hydrofarm Holdings Group, Inc., a shell company, became the legal parent.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Initial public offering

On December 14, 2020, the Company closed its initial public offering (“IPO”) under a registration statement effective December 9, 2020, in which it issued and sold 9,966,667 shares of its common stock, including the full exercise by the underwriters of its option to purchase 1,300,000 additional shares of the common stock. The price was $20.00 per share. The Company received net proceeds of approximately $182.3 million from the IPO after deducting underwriting discounts and commissions and offering expenses.

Reverse stock split

In November 2020, the board of directors (the “Board”) of the Company approved a 1-for-3.3712 reverse stock split of the Company’s outstanding common stock, which was effected on November 24, 2020. All common stock and per share information has been retroactively adjusted to give effect to this reverse stock split for all periods presented. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately decreased and the respective per share value and exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. There were no changes in the authorized shares or par values of the Company’s common stock and preferred stock as a result of the reverse stock split.

Recapitalization and reverse merger in 2018

The Offering

In the fall of 2018, Hydrofarm Holdings Group, Inc., previously a shell entity with nominal assets and liabilities and 1,186,487 shares of common stock outstanding, completed a private placement (the “Offering”) of units offered to third -party investors at a price of $8.43 each. Each unit consisted of one share of common stock and a warrant entitling the holder to purchase one-half (1/2) share of common stock at an exercise price of $16.86 per common share (the “Units”). The Offering raised $41,499 (excluding fees and expenses) for 4,929,725 (pre-split: 16,619,616) Units.

The Concurrent Offering and reverse merger

At approximately the same time as, and in relation to, the Offering, Hydrofarm Holdings Group, Inc. offered to investors in Hydrofarm Investment Corp. Units with the same terms as those in the Offering (the “Concurrent Offering”). Hydrofarm Holdings Group, Inc. raised $15,234 in the Concurrent Offering. Consideration consisted of $11,146 in cash for 1,323,157 (pre-split: 4,460,659) Units and the conversion to Units of a $4,000 loan outstanding plus accrued interest of $88 from a related party for 484,681 (pre-split: 1,633,958) Units (excluding fees and expenses).

On August 28, 2018, in connection with the Offering and Concurrent Offering, in a series of concurrent transactions, the shareholders in Hydrofarm Investment Corp. and the holder of the non-controlling interest (“NCI”) in Hydrofarm Holdings LLC exchanged all of the holder’s interests for 12,764,389 shares of Hydrofarm Holdings Group, Inc.’s common stock which, along with 1,807,838 shares issued in the Concurrent Offering, totaled 14,572,227 shares and represented a 70.4% controlling interest. The exchange ratio for the 12,764,389 shares was 0.2966 Hydrofarm Holdings Group, Inc. common share for 0.4147 Hydrofarm Investment Corp. common share. As a result of the exchange, Hydrofarm Investment Corp. and its subsidiaries became wholly-owned subsidiaries of Hydrofarm Holdings Group, Inc. Hydrofarm, LLC continues as the principal operating subsidiary. Since this exchange was a common control transaction, the carrying value of the NCI was transferred to controlling interest allocated between paid in capital and the NCI’s share of accumulated losses at net book value. The transaction was treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, since the members of Hydrofarm Investment Corp. prior to the exchange continued to hold a controlling interest in Hydrofarm Holdings Group, Inc. after the exchange (e.g., there was no change in control of Hydrofarm Investment Corp.), Hydrofarm Investment Corp. is deemed to be the “accounting acquirer” and Hydrofarm Holdings Group, Inc. is deemed to be the “accounting acquiree.” From an accounting perspective, the consolidated financial statements of the combined entity represent a continuation of the financial position and results of operations of the accounting acquirer/legal acquiree. Accordingly, the historical cost basis of assets, liabilities, capital and accumulated deficit of Hydrofarm Investment Corp. as the accounting acquirer/legal acquiree are carried over to the consolidated financial statements of the merged company.

Hydrofarm Holdings Group, Inc. had no assets prior to the merger except $1 in cash, and no liabilities or operations; accordingly, it is considered a “shell company” which does not meet the definition of a “business” under ASC 805. For accounting purposes, mergers of operating companies into shell companies are considered to be capital transactions rather than business combinations. These transactions are equivalent to the issuance of stock by the private company for the net monetary assets, if any, of the shell corporation, accompanied by a recapitalization. The accounting for the transaction is identical to that resulting from a reverse acquisition, except that goodwill or other intangible assets would not be recognized. Since Hydrofarm Holdings Group, Inc. was a shell company, there is no accounting basis associated with the 1,186,487 shares of Hydrofarm Holdings Group, Inc. common stock deemed acquired in the merger other than the $1 in cash.

Consolidated financial statements prepared following a reverse merger are issued under the name of the legal parent (accounting acquiree) and are a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment. The adjustment retroactively states the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. Accordingly, the share and stated capital of Hydrofarm Investment Corp. have been retroactively adjusted in these consolidated financial statements and footnotes using the exchange ratio established in the merger agreements to reflect the number of shares of Hydrofarm Holdings Group, Inc. issued in the exchange.

For convenience hence-forth here-in, the consolidated financial statements for periods prior to the exchange are referred to as those of the “Company” unless otherwise noted.

Warrants issued to placement agents

As part of the Offering and Concurrent Offering, placement agents were issued warrants to purchase 517,067 shares of common stock in the Company of which 172,351 shares subject to warrants are exercisable at a price of $16.86 per share and 344,716 shares subject to warrants are exercisable at a price of $8.43 per share.

The following is a summary of the aggregate shares of common stock and shares subject to warrants issued as part of the Offering and Concurrent Offering:

	Common Stock	Shares Subject to Warrants
Offering	4,929,725	2,465,201
Concurrent Offering	1,323,157	661,583
Conversion of Loan	484,681	242,340
Subtotal	6,737,563	3,369,124
Placement agent warrants	-	517,067
Total	6,737,563	3,886,191

Basis of consolidation and presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries and any entities in which it maintains a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include provisions for sales returns, rebates and claims from customers, realization of accounts receivable and inventories, valuation of intangible assets and goodwill, valuation of stock and warrants issued in private placements, valuation of stock-based compensation, recognition of deferred income taxes, recognition of liabilities related to commitments and contingencies and valuation allowances. Actual results may differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information available.

Segment information and entity-wide disclosures

Segment information

The Company’s chief operating decision maker (“CODM”) is the chief executive officer (“CEO”) who reviews financial information for the purposes of making operating decisions, assessing financial performance and allocating resources.

The business is organized as two operating segments, the U.S. and Canada, which meet the criteria for aggregation, and the Company has elected to present them as one reportable segment, which is the distribution and manufacture of CEA equipment and supplies. Aggregation is based on similarities which include the nature of its products, production or acquisition of inventory, customer base, fulfillment and distribution and economic characteristics.

Since the Company operates as one reportable segment, all required segment financial information is found in the consolidated financial statements and footnotes with entity-wide disclosures presented below.

Entity-wide disclosures

Sales to external customers and property and equipment, net in the United States and Canada, determined by the location of the subsidiaries, were as follows:

	For the years ended December 31,
	2020	2019	2018
United States	$287,884	$194,618	$169,018
Canada	58,079	44,515	49,147
Intersegment eliminations	(3,758)	(4,022)	(6,352)
Total consolidated net sales	$342,205	$235,111	$211,813

	December 31,
	2020	2019
United States	$3,272	$2,660
Canada	716	890
Total property and equipment, net	$3,988	$3,550

All of the products sold by the Company are similar and classified as CEA equipment and supplies. The Company’s underlying accounting records currently do not support presentation of disaggregated net sales and any attempt to report them would be impracticable.

Concentrations of business and credit risk

The Company maintains cash balances at certain financial institutions that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Accounts receivable, which are unsecured except those that are backed by personal guarantees, expose the Company to credit risks such as collectability and business risks such as customer concentrations. Exposure to losses on receivables is principally dependent on each customer’s financial condition. Credit risk is mitigated by investigating the credit worthiness of most customers prior to establishing relationships with them and performing periodic review of the credit activities of those customers. Receivables arising from sales are not collateralized; however, credit risk is somewhat mitigated as a result of the large diverse customer base. No customer accounted for more than 10% of revenues in 2020, 2019, and 2018. One customer accounted for 11% of accounts receivable as of December 31, 2020, and 2019. No supplier accounted for more than 10% of purchases in 2020 and 2018, and one supplier accounted for 10% of purchases in 2019.

Certain significant risks and uncertainties – COVID-19

Due to the ongoing COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on the Company’s business. The Company does not currently anticipate that the COVID-19 pandemic will have a material impact on the timelines for the Company’s product development and expansion efforts. However, the extent to which the COVID-19 pandemic impacts the Company’s business product development and expansion efforts, corporate development objectives and the value of and market for the Company’s common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Fair value measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has applied the framework for measuring fair value which requires a fair value hierarchy to be applied to all fair value measurements. All financial instruments recognized at fair value are classified into one of three levels in the fair value hierarchy as follows:

Level 1 — Valuation based on quoted prices (unadjusted) observed in active markets for identical assets or liabilities.

Level 2 — Valuation techniques based on inputs that are quoted prices of similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not in active markets; inputs other than quoted prices used in a valuation model that are observable for that instrument; and inputs that are derived from or, corroborated by, observable market data by correlation or other means.

Level 3 — Valuation techniques with significant unobservable market inputs.

The Company measures certain non-financial assets and liabilities, including long-lived assets, intangible assets and goodwill, at fair value on a nonrecurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, intangible assets and goodwill. These inputs are classified as Level 3 in the fair value hierarchy. See discussion of impairment losses in Note 7, Intangible assets and goodwill.

Foreign currency transactions

The Company reports its financial results in United States dollars, which is the currency of the primary economic environment in which it operates. The functional currency for each of the Company’s foreign subsidiaries is generally its local currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at the end of each year. Income and expense items are translated at the average rates of exchange prevailing during the year. Translation gains and losses arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net loss and classified as other income, net in the consolidated statements of operations.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The effect of currency translation adjustments on cash, cash equivalents and restricted cash is presented separately in the consolidated statements of cash flows.

Cash, cash equivalents and restricted cash

Cash includes funds deposited in banks. Cash equivalents include highly liquid investments such as term deposits and money market instruments with original maturities of three months or less. As of December 31, 2020, and 2019, amounts included in restricted cash represent those funds required to be set aside as security for letters of credits, and other various contractual arrangements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows:

	December 31,
	2020	2019
Cash and cash equivalents	$75,178	$22,866
Restricted cash	1,777	9,991
Cash and cash equivalents, and restricted cash	$76,955	$32,857

Accounts receivable, net

Accounts receivable, net represents amounts due from customers less the allowance for doubtful accounts.

Allowance for doubtful accounts reflects the Company’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. The allowance is determined based on a combination of factors, including the age of the account, the credit worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions. Accounts receivable balances are charged off against the allowance account when the Company believes it is probable the receivable will not be recovered.

Inventories

Inventories are primarily comprised of finished goods and are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. Inventory costs include the purchase price and other costs such as import duties, taxes, and transportation costs. Trade discounts are deducted from the purchase price.

The Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about future demand and market conditions. If actual conditions are less favorable than those projected, it may be necessary to increase the allowance for excess and obsolete inventory. Any increase in the allowance will adversely impact results of operations. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold. If inventory is sold, any related reserves would be reversed in the period of sale.

Leases

Leased assets are accounted for under FASB ASC 842, Leases (“ASC 842”). The Company early adopted ASC 842 using the modified retrospective approach effective January 1, 2019, and no cumulative effect adjustment was required to be recorded. The adoption of the new standard resulted in the recognition of operating lease right of use (“ROU”) assets and lease liabilities in the amount of approximately $24,872 and $25,135, respectively, in the Company’s consolidated balance sheets. The Company elected the “package of practical expedients” available at the time of implementation which permitted the Company to carry over from FASB ASC 840, Leases, its prior conclusions about lease identification, lease classification and initial direct costs. The short-term lease exemption for all leases with an initial term of 12 months or less was elected.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company determines if an arrangement contains a lease at inception. ROU assets represent the right to use an underlying asset for the lease term while lease liabilities represent the obligation to make lease payments for the lease term. Leases are then classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. All leases greater than 12 months result in the recognition of a ROU asset and liability at the lease commencement date based on the present value of the lease payments over the lease term. The present value of the lease payments is calculated using the applicable weighted-average discount rate. The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, the applicable incremental borrowing rate is estimated. The incremental borrowing rate is estimated using the currency denomination of the lease, the contractual lease term and the Company’s applicable borrowing rate. To determine the incremental borrowing rate, reference is made to interest rates that would be available to finance assets similar to the assets under lease in their related geographical location.

The Company accounts for lease components separately from non-lease components, other than for office equipment. The Company has certain leases that include one or more options to renew with renewal terms that can extend the lease term from one to ten years. The exercise of the lease renewal options is at the Company’s discretion and are included in the determination of the ROU asset and lease liability when the option is reasonably certain of being exercised.

Prior to adoption of ASC 842

Prior to January 1, 2019, operating lease payments were recognized as expense on a straight-line basis over the lease term. In the event that lease incentives were received to enter into operating leases, such incentives were recognized as a liability and recognized as a reduction of rental expense on a straight-line basis.

Property and equipment, net

Property and equipment is recorded at cost less accumulated depreciation and provisions for impairment, if any. Expenditures for maintenance and repairs are expensed as incurred, while costs related to betterments and improvements that extend the useful lives of property and equipment are capitalized. When property and equipment are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in income (loss) from operations. Depreciation of property and equipment is provided on the straight-line method and is based on the estimated useful economic lives of the assets as follows:

Machinery and equipment	5 years
Leasehold improvements	Lesser of useful life or term of the lease
Computer equipment	3 – 4 years
Furniture and fixtures	5 years

Intangible assets and goodwill

Definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives. Certain trade names are considered to have indefinite useful lives. The cost of internal use computer software is expensed or capitalized depending on whether it is incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. The following are the estimated useful lives for the major classes of definite life intangible assets:

Computer software	5 years
Customer relationships	18 years
Intellectual property and licenses	5 – 15 years or the lesser of useful life and term of license
Trade names	2 years

Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed in a business combination less any subsequent write-downs for impairment.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Impairment

The Company evaluates its long-lived assets, including amortizable intangible assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group (collectively, the “asset group”) may not be fully recoverable. The Company measures the recoverability of the asset group by comparing the carrying amount of such asset groups to the estimated future undiscounted cash flows it expects the asset group to generate. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets. Impairment, if any, is measured as the amount by which the carrying value of the asset group exceeds its fair value and is recorded in impairment, restructuring and other in the consolidated statements of operations.

The Company reviews its indefinite-lived intangible assets (primarily, trade names) annually in the fourth quarter or whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. When testing the trade names for impairment, the Company first performs an assessment of qualitative factors. If qualitative factors indicate that it is more likely than not that the fair value of the trade names are less than its carrying amount, the Company tests the trade names for impairment at the asset level using the relief-from-royalty method to determine fair value. The Company determines the fair value of the trade names and compares it to the carrying value. If the carrying value of the trade names exceeds the fair value, the Company recognizes an impairment loss in an amount equal to the excess.

The Company reviews the carrying amount of goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in operating results, or an expectation that the carrying amount may not be recoverable. When testing goodwill for impairment, the Company first performs a Step 0 Test. If qualitative factors indicate that it is more likely than not that the fair value of the relevant reporting unit is less than its carrying amount, the Company tests goodwill for impairment at the reporting unit level using a two-step approach. In step one, the Company determines if the fair value of the reporting unit exceeds the reporting unit’s carrying value. If step one indicates that the fair value of the reporting unit is less than its carrying value, the Company performs step two, determining the fair value of goodwill and, if the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded. The Company has determined that its reporting units for the purpose of goodwill impairment testing are the United States and Canada.

Warrants issued in connection with financings

The Company generally accounts for warrants issued in connection with debt and equity financings as a component of equity unless the warrants include a conditional obligation to issue a variable number of shares among other conditions or it is possible that the Company may need to settle the warrants in cash.

Revenue recognition

The Company early adopted FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018, with no material impact on its consolidated financial statements.

ASC 606 requires that revenue recognized from contracts with customers be disaggregated into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company has determined that revenue is generated from one category which is the distribution and manufacture of CEA equipment and supplies. Inventory is maintained in regional distribution centers. Payment terms are primarily at the point of sale or due within thirty days.

Revenue is recognized as control of promised goods is transferred to customers which generally occurs upon receipt at customers’ locations determined by the specific terms of the contract. Arrangements have a single performance obligation and revenue is reported net of variable consideration which includes applicable volume rebates, cash discounts and sales returns and allowances. Variable consideration is estimated and recorded at the time of sale; these allowances and accruals are not material to the financial statements.

The amount billed to customers for shipping and handling costs included in net sales was $4,314, $2,790, and $1,826 in 2020, 2019, and 2018, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold under the practical expedient provisions of ASC 606. Deferred revenues are not material. The Company does not receive noncash consideration for the sale of goods. There are no significant financing components. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities under the practical expedient provisions.

Advertising and warranty costs

Advertising costs paid to third-party vendors totaling $276, $666, and $771 in 2020, 2019, and 2018, respectively, were expensed as incurred.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

An estimate of exposure for warranty claims is accrued based on both current and historical product sales data and warranty costs incurred. Product warranties, where applicable, range from one year to five years. The Company assesses the adequacy of its recorded warranty liability periodically and adjusts the amount as necessary. Warranty expense and the related accrual are not material to the financial statements.

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to an equity financing that is probable of successful completion until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses in the consolidated statements of operations in the period of determination. Upon the closing of the IPO in December 2020, all deferred offering costs were reclassified from prepaid expenses and other current assets and recorded as a reduction of the IPO proceeds in additional paid-in capital.

Stock-based compensation

The Company accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP, which requires compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. The Company accounts for forfeiture when it occurs, and any compensation expense previously recognized on unvested shares will be reversed when forfeited.

Service-based awards

The Company records stock-based compensation expense for restricted stock units (“RSUs”) and service-based stock options on a straight-line basis over the requisite service period.

The fair value of grants of restricted stock is based on the fair value of the common stock underlying the award. The fair value of the underlying common stock for grants prior to the Company’s IPO in December 2020 was determined by considering a number of objective, subjective and highly complex factors including independent third-party valuations of the Company’s common stock, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook among other factors.

The fair value of option-based awards is estimated using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock. For inputs into the Black-Scholes model, the expected stock price volatility for the common stock is estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the Company’s industry which are of similar size, complexity and stage of development. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The Company has elected to use the “simplified method” to determine the expected term which is the midpoint between the vesting date and the end of the contractual term because it has insufficient history upon which to base an assumption about the term; the Company believes the simplified method approximates a term if it were to be based on expected life. The expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividends on its common stock.

Performance-based awards

The Company has granted RSU awards that vest upon the satisfaction of both service-based and performance-based conditions. The service-based condition for these awards generally is satisfied over four years. The performance-based conditions generally are satisfied upon achieving specified performance targets, such as the occurrence of a qualifying event, defined as the earlier of (i) the closing of certain specific liquidation or change in control transactions, or (ii) an IPO. The Company records stock-based compensation expense for performance-based equity awards on a straight-line basis over the requisite service period and only if performance-based conditions are considered probable to be satisfied. The cumulative portion of the service-based award that would have vested prior to the performance condition becoming probable is recognized once both conditions are satisfied.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Market-based awards

The Company has granted RSUs that vest only upon the satisfaction of both performance-based and market-based conditions. The performance-based conditions are satisfied upon achieving specified performance targets, such as the occurrence of a qualifying event, as described above for performance-based awards. The market-based condition is satisfied upon the Company’s achievement of a qualifying traded share price within the specified time frame. The Company records stock-based compensation expense once the performance condition is satisfied regardless of whether the market condition is eventually met. For one award granted in 2020, the market condition was factored into its fair value.

To estimate the fair value of the award granted in 2020 with the market-based condition, the “Monte Carlo Simulation Method” (the MCSM) was used which assesses the likelihood of vesting of the RSU grants based on the probability of both a triggering event and qualifying traded share price within the specified time frame. The resulting risk-adjusted probability was then applied to the underlying fair value of common stock incorporating scenarios under which various performance conditions and share price outcomes are modeled over the course of numerous iterations. Key assumptions in the MSCM included volatility, time horizon corresponding to the vesting measurement period of the award forecasted based on daily trading prices, risk free rate, and number of simulation trials.

Income taxes

The asset and liability method of accounting for income taxes is followed whereby deferred income tax assets are recognized for deductible temporary differences and operating loss carryforwards, and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes.

Deferred income tax assets are recognized only to the extent that management determines that it is more likely than not that the deferred income tax assets will be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax expense or benefit is the income tax payable or recoverable for the year plus or minus the change in deferred income tax assets and liabilities during the year.

The Company will establish a liability for tax return positions when there is uncertainty as to whether the position will ultimately be sustained. Amounts for uncertain tax positions will be adjusted when new information becomes available or when positions are effectively settled. The Company will recognize interest expense and penalties related to these unrecognized tax benefits within income tax expense. U.S. GAAP provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority.

Comprehensive loss

Comprehensive loss consists of two components: net loss and other comprehensive income. Other comprehensive income refers to gains that under U.S. GAAP are recorded directly as an element of stockholders’ equity, but are excluded from net loss, and comprised of currency translation adjustments relating to the Company’s foreign subsidiaries whose functional currency is not the U.S. dollar.

Recently issued accounting pronouncements

Adopted in 2020

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurement for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The Company adopted the standard effective January 1, 2020 with no impact on its disclosures about fair value measurements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company adopted the standard effective March 12, 2020 with no impact on the consolidated financial statements and related disclosures.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improving consistent application of and simplifying U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted (including in an interim period). The Company early adopted the standard effective October 1, 2020 with no impact on the consolidated financial statements and related disclosures.

Accounting standards not yet effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), with additional amendments issued subsequently. Topic 326 changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of Topic 326 will have on its consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The amendments improve the codification by having all disclosure-related guidance available in the disclosure sections of the codification. Prior to this ASU, various disclosure requirements or options to present information on the face of the financial statements or as a note to the financial statements were not included in the appropriate disclosure sections of the codification. The codification improvements also contain various other minor amendments to the codification that are not expected to have a significant effect on current accounting practice. The amendments are effective for annual periods beginning after December 15, 2020 and early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

2.	NET LOSS PER COMMON SHARE (“EPS”)

Basic EPS is computed using net loss attributable to common stockholders divided by the weighted-average number of common shares outstanding during each period, excluding unvested RSUs.

Diluted EPS represents net loss attributable to common stockholders divided by the weighted- average number of common shares outstanding during the period, including common stock equivalents. Common stock equivalents consist of shares subject to warrants and share-based awards with exercise prices less than the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Regarding RSUs subject to a market condition, before the end of the contingency period, the number of contingently issuable shares to be included in diluted EPS would be based on the number of common shares issuable under the terms of the arrangement if the end of the reporting period was the end of the contingency period, assuming the result would be dilutive. Those contingently issuable shares would be included in the denominator of diluted EPS as of the beginning of the period, or as of the grant date of the share-based payment if later.

Impact of recapitalization and reverse merger on 2018 EPS

FASB ASC 260-10-55-12 states that nominal issuances of common stock are deemed to be in substance recapitalizations and should be reflected in EPS computations in a manner similar to a stock split or stock dividend for which retroactive treatment is required. In August 2018, the holders of a non-controlling interest in a subsidiary, which was previously presented as NCI, exchanged their interest for 1,593,096 shares of common stock in the Company (see Note 1, Description of the business, basis of presentation and significant accounting policies - Recapitalization and reverse merger in 2018). This exchange is deemed to be a nominal issuance of common stock; accordingly, the exchange is considered to have occurred as of inception (March 21, 2017) for the purposes of calculation of EPS for 2018. Furthermore, the net loss allocable to the NCI is assumed to have converted into a controlling interest as of inception for this purpose.

In accordance with FASB ASC 805-40-45, the equity structure in the consolidated financial statements following a reverse merger reflects the equity structure of the legal acquirer (the accounting acquiree), including the equity interests issued by the legal acquirer to effect the merger. In calculating the weighted-average number of common stock outstanding (the denominator of the EPS calculation) during the period in which the reverse merger occurs:

•	The number of common stock outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common stock of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement.

•	The number of common stock outstanding from the acquisition date to the end of that period shall be the actual number of common stock of the legal acquirer (the accounting acquiree) outstanding during that period.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Basic EPS for each comparative period before the acquisition date presented in the consolidated financial statements following a reverse merger shall be calculated by dividing (a) the income of the legal acquiree attributable to common stockholders in each of those periods by (b) the legal acquiree’s historical weighted average number of common stock outstanding multiplied by the exchange ratio established in the acquisition agreement.

Net loss per share attributable to common stockholders

On December 14, 2020, the Company closed its IPO, in which it issued and sold 9,966,667 shares of its common stock at a price of $20.00 per share. On that date, all of the Company’s outstanding Series A Convertible Preferred Stock automatically converted into 2,291,469 shares of common stock. These shares were included in the Company’s issued and outstanding common stock starting on that date.

The following table presents information necessary to calculate basic and diluted EPS for the years ended December 31, 2020, 2019, and 2018

	For the years ended December 31,
	2020	2019	2018

Net loss (2018 assumes retroactive conversion of NCI into controlling interest)	$(7,273)	$(40,083)	$(35,542)
Cumulative dividends allocated to Series A Convertible Preferred Stock	(2,597)	-	-
Basic and diluted net loss attributable to common stockholders	(9,870)	(40,083)	(35,542)
Less: Effect on net loss of dilutive securities using the "if converted" method	-	-	-
Diluted net loss attributable to common stockholders after adjustment for assumed conversions	$(9,870)	$(40,083)	$(35,542)

Weighted-average shares of common stock outstanding for basic and diluted EPS (2018 assumes retroactive conversion of NCI into controlling interest)	21,298,849	20,688,439	15,390,086

Basic and diluted net loss per share attributable to common stockholders	$(0.46)	$(1.94)	$(2.31)

Since the Company was in a loss position for the years ended December 31, 2020, 2019, and 2018 basic EPS was the same as diluted EPS for the periods presented.

Basic and diluted net loss per share attributable to common stockholders is computed using the two-class method as the convertible preferred stock is determined to be a participating security; however, the application of the if-converted method to participation in the net loss is anti-dilutive and therefore the impact is excluded.

The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential common shares as their inclusion would have an anti-dilutive effect on diluted EPS attributable to common stockholders:

	For the years ended December 31,
	2020	2019	2018
Shares subject to warrants outstanding	3,886,191	3,886,191	3,886,191
Shares subject to stock options outstanding	922,796	819,879	-
Shares subject to unvested restricted stock units	1,857,444	1,820,598	-
Series A preferred stock convertible into common shares	-	2,078,605	-

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

3.        ACCOUNTS RECEIVABLE, NET AND INVENTORIES

Accounts receivable, net comprised the following:

	December 31,
	2020	2019
Trade accounts receivable	$20,252	$16,577
Allowance for doubtful accounts	(918)	(1,776)
Other receivables	2,292	445
Total accounts receivable, net	$21,626	$15,246

Inventories comprised the following:

	December 31,
	2020	2019
Finished goods	$91,050	$54,050
Allowance for inventory obsolescence	(2,432)	(3,822)
Total inventories	$88,618	$50,228

4.	NOTES RECEIVABLE

The Company advanced $2,000 in the form of a note receivable secured by equipment to a third-party in December 2018. As of December 31, 2019, the principal remained outstanding and total interest income at 8.0% per annum earned in 2019 was $160. Interest income recognized in 2020 was $24. The note was to mature on the earlier of a) 90 days after abandonment of a potential merger, b) acceleration due to default conditions, or c) December 2023. In January 2020, the Company formally abandoned the merger, and all outstanding principal and interest was repaid in February 2020.

During 2019, the Company advanced a total of $2,931 in the form of a note receivable secured by equipment to another third-party, which earned interest at a rate of 8.0% for total interest earned in 2020 and 2019 of $101 and $119, respectively. The note was to mature on the earlier of a) four months or 12 months after abandonment of a potential merger by the third-party or the Company, respectively, b) acceleration due to default conditions or c) May 29, 2023. As of December 31, 2019, the third-party had defaulted on the interest payment due on September 20, 2019, triggering an increase to the default rate of 13%. In January 2020, the Company formally abandoned the merger and arranged for the principal balance to be paid in monthly installments of $254 through January 2021. Effective April 23, 2020, due to the third-party being in default on the note, the parties entered a forbearance agreement stipulating that payments commenced on May 8, 2020.

As of December 31, 2020, the third-party had defaulted on the payments. Effective February 19, 2021, the Company amended and restated the note receivable secured by equipment to allow the third-party to receive equity financing that will be used to fund operations. The amended and restated terms modified a) the interest rate to a range from 6% to 8% over the term of the note, b) the maturity date to December 2024, and c) the installment payments to a range from 10% to 25% of the unpaid principal balance every six months beginning June 2022. The accrued interest of $220 as of December 31, 2020 was paid in January 2021.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

5.	LEASES

The Company leases its distribution centers and certain equipment under operating and finance leases.

As of December 31, 2020 and 2019, no renewal option periods were included in any estimated minimum lease terms as the options were not deemed to be reasonably certain to be exercised. The depreciable life of ROU assets and leasehold improvements are limited by the expected lease term. None of the lease agreements include variable rental payments that are adjusted periodically for inflation based on the index rate; rather, most leases for the distributions centers provide for fixed periodic increases. The Company’s lease agreements do not contain any residual value guarantees or unusual restrictive covenants.

Total ROU assets and lease liabilities were as follows:

		December 31,
	Balance Sheet Classification	2020	2019
Leased assets
Operating ROU assets at cost	Operating lease right-of-use assets	$21,739	$21,906
Accumulated amortization	Operating lease right-of-use assets	(3,450)	(3,385)
Net book value		$18,289	$18,521

Finance lease assets at cost	Property and equipment, net	$602	$1,060
Accumulated amortization	Property and equipment, net	(219)	(375)
Net book value		$383	$685

Lease liabilities
Current:
Operating leases	Current portion of lease liabilities	$3,701	$3,181
Finance leases	Current portion of long-term debt	159	431
Noncurrent:
Operating leases	Long-term lease liabilities	15,320	15,786
Finance leases	Long-term debt	223	368
Total lease liabilities		$19,403	$19,766

Total lease income and costs were as follows:

		For the years ended December 31,
	Classification	2020	2019
Operating lease costs	Selling, general and administrative	$4,260	$4,580
Finance lease costs:
Amortization of lease assets	Selling, general and administrative	257	239
Interest on lease liabilities	Interest expense	58	46
Gain on lease termination	Impairment, restructuring, and other	—	(160)
Sublease income	Selling, general and administrative	(57)	(369)

In addition to the operating lease costs above, short-term and month-to-month lease expense was $1,406 and $1,276 for the years ended December 31, 2020 and 2019, respectively, and other costs associated with operating leases were $1,464 and $1,496, respectively, for non-lease components such as common area maintenance and other miscellaneous items. These costs are included within selling, general and administrative expenses in the consolidated statements of operations.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The aggregate future minimum lease payments under long-term noncancelable operating and finance leases with remaining terms greater than one year as of December 31, 2020 are as follows:

Year ending December 31,	Operating	Finance
2021	$4,421	$176
2022	4,055	176
2023	2,490	56
2024	2,103	—
2025	2,156	—
Thereafter	6,851	—
Total rental payments	22,076	408
Less portion representing interest	3,055	26
Total principal	19,021	382
Less current portion	3,701	159
Long-term portion	$15,320	$223

The following table summarizes the weighted-average remaining lease term as of December 31, 2020 and 2019 and the weighted-average discount rate on long-term leases for the years ended December 31, 2020 and 2019:

	2020	2019
Weighted-average remaining lease term in years:
Operating leases	6.8	7.5
Finance leases	2.2	2.4

Weighted-average discount rate:
Operating leases (for leases expiring after 2020)	4.26%	4.50%
Finance leases	5.61%	7.17%

Cash paid for amounts included in lease liabilities in 2020 and 2019 were:

	Years ended December 31,
Cash paid for amounts included in lease liabilities:	2020	2019
Operating cash flows from operating leases	$(3,917)	$(4,225)
Operating cash flows from finance leases	(58)	(43)
Financing cash flows from finance leases	(674)	(177)

Disclosure for leases for 2018 under ASC 840

Rent expense related to certain warehouse, distribution and office facilities, vehicles and office equipment under leases with terms greater than one year was $6,509 in 2018. Other costs of $1,169 were associated with month-to-month leases. These costs are included in selling, general and administrative expenses in the consolidated statement of operations.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment comprised the following:

	December 31,
	2020	2019
Machinery and equipment	$3,648	$3,200
Leasehold improvements	2,068	2,721
Other	3,647	2,197
Gross property and equipment	9,363	8,118
Less: accumulated depreciation	(5,375)	(4,568)
Total property and equipment, net	$3,988	$3,550

Depreciation and amortization expense related to property and equipment, was $1,625, $1,688, and $2,391 in 2020, 2019, and 2018, respectively.

7.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets comprised the following:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$7,775	$(5,640)	$2,135	$7,701	$(4,136)	$3,565
Customer relationship	59,375	(12,010)	47,365	59,375	(8,712)	50,663
Other	1,156	(1,156)	-	1,133	(756)	377
Total finite-lived intangible assets, net	68,306	(18,806)	49,500	68,209	(13,604)	54,605
Indefinite-lived intangible asset:
Trade names	2,801	-	2,801	2,801	-	2,801
Other	120	-	120	-	-	-
Total Intangible assets, net	$71,227	$(18,806)	$52,421	$71,010	$(13,604)	$57,406

Amortization expense was $5,154, $5,307, and $5,869 in 2020, 2019, and 2018, respectively. Estimated aggregate amortization expense for each of the five years ending December 31, 2021 through 2025 and thereafter is $4,829, $3,846, $3,338, $3,312, $3,303 and $30,872, respectively.

For intangible assets subject to amortization, the weighted-average amortization period as of December 31, 2020 for computer software and customer relationships, was 5.0 years and 18.0 years, respectively.

Intangible asset impairment

The Company has one type of indefinite-lived intangible asset, trade names. If the fair value of the trade names is lower than the carrying amount, an impairment charge is recognized in an amount equal to the difference. In 2020 and 2019, the Company performed its annual Step 0 Test and the assessment of the qualitative factors indicated that it was more likely than not that the fair value of the trade name exceeded its carrying amount. In 2018, the Company estimated the fair value of the indefinite-lived trade names using the relief from-royalty method and determined that the fair value of trade names exceeded the carrying value. Accordingly, no impairment was recognized in 2020, 2019 or 2018.

In 2020, for all amortizable intangible assets, the Company did not identify any events or changes in circumstances that would indicate that the carrying amount of the Company’s amortizable intangible assets would not be fully recoverable.

During 2019 and 2018, for all amortizable intangible assets except for the customer relationships, the Company did not identify any events or changes in circumstances that would indicate that the carrying amount of the Company’s amortizable intangible assets would not be fully recoverable, therefore, there was no impairment of these intangible assets recognized in 2019 and 2018.

For the customer relationships, the undiscounted cash flows over their useful lives were estimated primarily based on management’s assumptions and estimates related to revenue, compound annual growth rates and direct operating expenses. The Company used internal financial forecast models that included historical information and projected growth rates based on various assumption such as consumer health trends, potential medical benefits, regulatory challenges, and overall market developments. Revenue was adjusted annually for estimated customer attrition. For the US customer relationships in 2019 and 2018, and for the Canadian customer relationships in 2018, the sum of the future estimated undiscounted cash flows exceeded the carrying values, and accordingly, there was no impairment recognized.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

For Canadian customer relationships in 2019, the sum of the estimated future undiscounted cash flows was insufficient to recover the asset carrying value. The Company then performed Step 2, a computation of fair value, which estimated revenues and direct expenses adjusted for organic growth, customer attrition and capital expenditures for the remaining life of customer relationships; a revisionary value was added to the cash flows. The projected future cash flows were then discounted to fair value which indicated little or no value associated with the intangible asset. Accordingly, the carrying value of the customer relationships totaling $5,390 was impaired and the charge was included in impairment, restructuring and other in the consolidated statements of operations.

Goodwill

Goodwill arose from the acquisition of certain businesses in Canada and other transactions during the year ended December 31, 2017. There were no additions to or disposals of goodwill in 2020, 2019 or 2018, and no impairment of goodwill in 2019. Goodwill was fully impaired as of December 31, 2018. Goodwill for the United States reporting unit had a gross value and corresponding accumulated impairment losses of $32,204 for a net book value of zero, and goodwill for the Canada reporting unit had a gross value and corresponding accumulated impairment losses totaling $3,244 for a net book value of zero as of both December 31, 2020, and 2019.

In the fourth quarter of 2018, the Company performed Step 1 of the goodwill impairment test to determine if the fair value of the goodwill of the Canadian reporting unit was greater than the carrying amount. The fair value of invested capital for the Canadian reporting unit was determined using the income approach and included a comparison to the value using a market approach for reasonableness. Internal forecasts were used to estimate future cash flows, which included assumptions for forecasted revenue growth rates, margin estimates, various expenses, capital additions and working capital needs, which were consistent with internal projections and operating plans. A terminal value was included in the forecast based on capitalization multiple. The cash flows were discounted using a weighted average cost of capital (“WACC”) of 19.3%. The capitalization multiple and WACC were based in part on rates derived from an analysis of guideline companies, and generally considered commensurate with the risks and uncertainty inherent in the respective businesses and internally developed forecasts. As a result of the completion of Step 1, it was determined that the carrying amount exceeded the fair value of invested capital. Accordingly, the Company proceeded to Step 2 to measure impairment charges.

In Step 2, the fair value of the reporting unit’s “implied goodwill,” was determined by allocating the reporting unit’s fair value derived in Step 1 to all of the reporting unit’s assets and liabilities other than goodwill and comparing the result to the carrying amount of goodwill. After determining the fair value of the Canadian reporting unit and considering the fair values of other assets contained therein, the Company concluded that there was no value remaining in the implied fair value of goodwill. Accordingly, goodwill allocated to the Canadian reporting unit was deemed to be fully impaired, and the Company recognized an impairment charge of $3,244 in 2018, which is included in impairment, restructuring and other in the consolidated statements of operations.

Additionally, in 2018, the Company recorded a decrease in deferred tax liabilities and a decrease in the goodwill impairment related to the United States reporting unit of $528.

The above resulted in a net impairment loss of $2,716 in 2018.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities comprised the following:

	December 31,
	2020	2019
Accrued compensation and benefits	$9,902	$1,857
Goods in transit accrual	3,845	1,005
Freight, custom and duty accrual	2,603	977
Obligations due under a distribution agreement	590	1,154
Costs related to issuance of Series A Convertible Preferred Stock	-	1,239
Other accrued liabilities	4,675	2,956
Total accrued expenses and other current liabilities	$21,615	$9,188

The prior year amount for freight, custom and duty accrual was reclassified from other accrued liabilities to its own line item to conform to the current year presentation.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

9.	DEBT

Debt is comprised of the following:

	December 31, 2020			December 31, 2019
		Unamortized			Unamortized
	Outstanding	Discount and Deferred	Net Carrying	Outstanding	Discount and Deferred	Net Carrying
	Principal	Financing Costs	Amount	Principal	Financing Costs	Amount
Term loan	$-	$-	$-	$85,111	$(1,513)	$83,598
Line of credit	-	-	-	23,864	(792)	23,072
Other	1,036	-	1,036	1,262	-	1,262
Total debt	1,036	-	1,036	110,237	(2,305)	107,932

Current portion	746	-	746	34,827	-	34,827
Long term	290	-	290	75,410	(2,305)	73,105
Total debt	$1,036	$-	$1,036	$110,237	$(2,305)	$107,932

Term Loan with Brightwood

In May 2017, a term loan in the aggregate principal amount of $75,000 (the “Term Loan”) was obtained by Hydrofarm Holdings LLC and certain of its direct and indirect subsidiaries (the “Term Loan Obligors”) from Brightwood Loan Services LLC, as administrative agent (“Brightwood”), and the lenders party thereto. Hydrofarm Holdings LLC is a shell entity and a subsidiary of Hydrofarm Holdings Group, Inc. Hydrofarm Holdings LLC’s subsidiary is Hydrofarm, LLC, the primary operating entity of the Company. The Term Loan was to mature on May 12, 2022. The Term Loan was secured by substantially all non-working capital assets and a second lien on working capital assets of the Term Loan Obligors.

Interest was calculated at LIBOR plus a margin of 700 basis points on LIBOR based loans assuming the net leverage ratio as defined was met, otherwise at LIBOR plus a margin of 850 basis points. Principal payments at an annual basis of 2.5% of the original loan amount were due quarterly. Deferred financing costs were being amortized to interest expense over the term of the loan.

The Term Loan has been subject to numerous amendments since its origination generally in connection with modifications to debt service, interest payments, interest rates, and debt covenants. Certain amendments required payments of fees. All amendments were accounted for as debt modifications.

In order to comply with the financial covenant provisions as of November 30, 2018, the Term Loan Obligors (and BofA Obligors) issued a cure notice and made a debt service payment of $1,151 with proceeds from an equity contribution to Hydrofarm Holdings LLC from its ultimate parent, Hydrofarm Holdings Group, Inc., in January 2019 to the BofA Credit Facility (as defined below). The Brightwood fourth amendment on March 15, 2019 required that the Term Loan Obligors make a $3,000 principal prepayment on the Term Loan.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Brightwood sixth amendment dated October 15, 2019, and a related side letter that was amended on January 16, 2020, provided that a portion of the proceeds raised in the December 2019 offering of Series A Convertible Preferred Stock would be used pay down the Term Loan; the amount was ultimately determined to be $8,370. As of December 31, 2019, cash of $8,370 is presented as a component of restricted cash on the accompanying consolidated balance sheet and an equal amount of the Term Loan is included in current portion of long-term debt. The payment was made in January 2020.

For the year ended December 31, 2020, the effective interest rate was 10.18%, interest expense was $6,892, and amortization of deferred financing costs was $610. For the year ended December 31, 2019, the effective interest rate was 13.02%, interest expense was $10,151, of which $7,106 was added to the principal, and amortization of deferred financing costs was $483. For the year ended December 31, 2018, the effective interest rate was 12.13%, interest expense was $9,191, of which $6,795 was added to the principal, and amortization of deferred financing costs was $493.

The balance of the term loan of $76,610 (including accrued interest) was repaid with proceeds from the IPO on December 14, 2020. A loss on debt extinguishment of $907 representing unamortized deferred financing costs was recognized at the time of repayment.

Revolving asset-backed credit facilities

In May 2017, a credit facility (“BofA Credit facility”) was obtained by Hydrofarm Holdings LLC and certain of its direct and indirect subsidiaries (the “BofA Obligors”) from Bank of America and the lenders’ party thereto.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The BofA Credit Facility has been subject to numerous amendments since its origination generally in connection with modifications to debt service, interest payments, interest rates, debt covenants, extension of due dates and the eventual payoff in July 2019. Certain amendments required payments of fees and each amendment was accounted for as a debt modification.

As part of a forbearance agreement, a stockholder agreed to provide Hydrofarm Holdings LLC with an unsecured subordinated loan of $4,000 for a period and at terms specified in the forbearance agreement to provide for working capital needs of the BofA Obligors.

On July 11, 2019, Hydrofarm Holdings LLC and certain of its direct and indirect subsidiaries (the “Encina Obligors”) replaced the BofA Credit Facility with the Encina Credit Facility through a certain Loan and Security Agreement whereby the Encina Obligors obtained a revolving asset-based loan commitment in the maximum amount of $45,000 (inclusive of a limit of up to $15,000 of borrowings for the Canadian borrowers and a swingline facility of up to $2,000), subject to applicable borrowing base availability, through Encina Business Credit, LLC (“Encina”). The amount of the facility is limited to the borrowing base (primarily calculated based on eligible accounts receivable and inventory) subject to certain reserves and limitations. The Encina Credit Facility is due on the earlier of July 11, 2022 or 90 days prior to the scheduled maturity date of the Term Loan.

Interest, due monthly, is at LIBOR or a base rate, plus an applicable margin ranging between 3.75% to 5.50% per annum determined based on the fixed charge coverage ratio calculated over an applicable time period. A fee of 0.50% per annum is charged for available but unused borrowings as defined. An additional 200 basis points is added to the interest rate for any period during which the loan is in default. Deferred financing costs are being amortized over the term of the Encina Credit Facility.

The Encina Credit Facility is secured by working capital assets and a second lien on non-working capital assets, and requires various restrictive and protective covenants and financial ratios. Additionally, the agreement requires the Encina Obligors to be in compliance with the financial and qualitative covenants of all other existing debt. The Encina Credit Facility provides for several financial covenants, as defined and limits on capital expenditures.

Prior to April 2020, the Encina Credit Facility has been subject to numerous amendments since its origination generally in connection with modifications to available borrowings, financial covenants, permitted indebtedness and permitted capital expenditures. In April 2020 and May 2020, the Encina Credit Facility was amended by the third, fourth and fifth amendments, which (i) replaced the existing “fixed charge coverage ratio/minimum excess availability” financial covenant with an amended “availability block” and increased the “inventory sublimit,” each as more fully described in the amendment, (ii) provided for permitted indebtedness related to the PPP Loan, and (iii) increased permitted capital expenditures during any fiscal year to $750. In September 2020, the Encina Credit Facility was amended by the sixth amendment, which (i) further increased the “inventory sublimit” (as defined), and (ii) increased permitted capital expenditures during any fiscal year to $2,000. In December 2020, the Encina Credit Facility was amended by the seventh amendment, which (i) added to the Loan Agreement the definition of “IPO” and (ii) amended and restated the definition of “Change of Control”. All amendments were accounted for as debt modifications.

For the year ended December 31, 2020, the effective interest rate was 9.27%, interest expense was $2,248 and amortization of deferred financing costs was $318.

For the year ended December 31, 2019, the combined effective interest rate for the BofA Credit Facility and the Encina Credit Facility was 9.86%, interest expense was $2,161, all of which was added to the principal, and amortization of deferred financing costs was $228. Total combined fees for the BofA Credit Facility and the Encina Credit Facility of $377 were added to the principal in 2019. Additionally, the unamortized deferred financing costs related to the BofA Credit Facility totaling $391 were written off and recognized as a loss on debt extinguishment in the consolidated statements of operations in 2019. The effective interest rates on the BofA Credit Facility ranged from 5.00% to 5.06% in 2018 and the amortization of deferred financing costs was $150 in 2018.

The balance of the Encina Credit Facility was $0 as of December 31, 2020, which reflects a pay-down of $33,353 with proceeds from the IPO. The Encina Obligors had approximately $34,521 available to borrow under the Encina Credit Facility as of December 31, 2020.

The Encina Obligors were in compliance with all debt covenants as of December 31, 2020 and 2019.

Note under Paycheck Protection Program

In April 2020, the Company entered into a U.S. Small Business Administration (“SBA”) Paycheck Protection Program promissory note in the principal amount of $3,274 with JPMorgan Chase Bank’s SBA loan program under the March 2020 Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) (the “PPP Loan”). The PPP Loan bore interest at 1% per annum and payments were deferred for the first six months. On October 7, 2020, the Small Business Administration and Treasury Department confirmed a ten-month extension of the deferral period, granted by the PPP Flexibility Act of 2020, which automatically applied to all PPP Loans. Interest expense for the year ended December 31, 2020 was $22. The maturity date was April 7, 2022. The full balance of the PPP Loan, including accrued interest, of $3,296 was repaid on December 15, 2020 with proceeds from the IPO.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Debt convertible into preferred stock

In September and October 2019, the Company issued debt to investors convertible into preferred stock for cash of $7,532, less issuance costs of $552, in the form of unsecured subordinated promissory notes with interest at 6.0% per annum due on March 30, 2020.

The notes contained an automatic conversion feature triggered by a qualified financing as defined (e.g., private placement or initial public offering) of preferred stock of $5,000 or more. The number of shares into which the notes converted was to be based on a formula which divided outstanding principal and accrued interest by the per share price of the offering. The conditional share-settled conversion feature was deemed to be embedded derivative that did not meet the criteria to be bifurcated and carried at fair value; accordingly, all of the proceeds net of the issuance costs were allocated to the debt instrument.

In December 2019, the Company completed an offering of Series A Convertible Preferred Stock which triggered conversion of $7,532 of principal plus $105 of accrued interest into 2,182,083 shares of Series A Convertible Preferred Stock (see Note 10, Convertible preferred stock and stockholders’ equity). The unamortized deferred financing costs at the time of the conversion of $288 were written-off and are included in loss on debt extinguishment in the consolidated statements of operations in 2019.

Aggregate future principal payments

As of December 31, 2020, the aggregate future principal payments under long-term debt are not material to the financial statements and are due on various dates from 2021 to 2023. The aggregate future principal payments under finance lease obligations are included in Note 5, Leases.

10.	CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Capital stock

As of December 31, 2020, the following summarizes shares authorized, issued and outstanding:

	Shares	Shares
	authorized	outstanding
Convertible preferred stock at $0.0001 par value per share	50,000,000	-
Common stock at $0.0001 par value per share	300,000,000	33,499,953

As of December 31, 2020, the following summarizes shares reserved for future issuance:

Shares reserved
Common stock reserved for issuance:	for issuance
Warrants	3,886,191
2020 Employee, Director, and Consultant Equity Incentive Plan	2,197,396
Restricted stock units	1,857,444
Stock options	922,796

Convertible preferred stock

In December 2019, the Company issued 7,007,429 shares of Series A Convertible Preferred Stock with a par value of $24,526 in return for cash of $15,439, conversion of debt with a basis of $7,637, and $1,450 in receivables that were settled in January 2020. Offering costs totaled $1,274, of which $1,239 was included in accrued expense and other current liabilities in the consolidated balance sheet as of December 31, 2019. In January and February 2020, an additional 717,616 shares of preferred stock were issued primarily to existing investors for $2,511, less offering costs of $169, for net cash proceeds of $2,342.

The Series A Convertible Preferred Stock was issued at $3.50 and ranked senior to all other classes of preferred and common stock. The preferred stock agreement provided for conversion to common stock at a ratio of 3.3712:1 at the option of the holder, a preference on liquidation, voting rights, and liquidity rights in the event an IPO did not occur within 18 months of the issuance date. Dividends were provided at a 10% dividend yield, cumulative, payable in cash or PIK (Series A Convertible Preferred Stock) at the issuer’s discretion; the rate was to increase to 11% after the 9-month anniversary and 12% after the 18-month anniversary.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Series A Convertible Preferred Stock contained a redemption feature not solely within the control of the Company’s common shareholders and was, therefore, classified outside of permanent equity. None of the embedded features required bifurcation from the host instrument.

The preferred stock agreement provided for mandatory conversion upon a qualified IPO based on a formula. Under this formula, all outstanding shares of Series A Preferred Stock converted into 2,291,469 shares of common stock concurrent with the IPO in December 2020. The cumulative dividend of $2,597 was settled in cash at the option of the Company rather than in shares of common stock.

Common stock

Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the Board.

Warrants

As of December 31, 2020, and 2019, aggregate shares of common stock issuable under warrants totaled 3,886,191.

Warrants issued to investors in the Offering and Concurrent Offering for the purchase of 3,369,124 shares (the “Investor Warrants”) are exercisable at $16.86 per share in whole or in part subject to typical adjustments for anti-dilution. The warrants expire three years from December 10, 2020 and are callable by the Company solely at its discretion if certain conditions are met. Placement agent warrants for the purchase of 172,351 shares of common stock are exercisable at a price of $16.86 per share and 344,716 are exercisable at a price of $8.43 per share. Placement agent warrants are exercisable in whole or in part subject to typical adjustments for anti-dilution and may be exercised on a “cashless” basis.

Restriction on the ability to pay dividends

Under the terms of the Encina Credit Facility, substantially all consolidated net assets of the Encina Obligors are subject to limitations regarding the restriction of payment of dividends to any direct or indirect parent.

11.	STOCK-BASED COMPENSATION AND 401K PLAN

Stock-based compensation plan overview

The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 and 2018 Plans and provides for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 and 2019 Plans.

The Incentive Plans are administered by the Board. Notwithstanding the foregoing, the Board may delegate concurrent responsibility for administering each plan, including with respect to designated classes of persons eligible to receive an award under each plan, to a committee or committees (which term shall include subcommittees) consisting of one or more members of the Board (collectively, the “Plan Administrator”), subject to such limitations as the Board deems appropriate.

In November 2020, the Board and stockholders approved the 2020 Plan and reserved an aggregate of 2,284,053 shares of common stock for issuance under the 2020 Plan. Subject to the provision of the 2020 Plan, the number of shares available for issuance under the 2020 Plan will be increased on January 1 of each year, beginning on January 1, 2021, and ending on January 2, 2030 in an amount equal to the lesser of (i) 4% of the outstanding shares of the Company’s common stock on such date or (ii) such number of shares determined by the Plan Administrator.

The 2020 Plan provides for the grant of ISOs, NSOs, stock grants, and stock-based awards that are based in whole or in part by reference to the Company’s common stock.

•	The Plan Administrator may grant options designated as incentive stock options or nonqualified stock options. Options shall be granted with an exercise price per share not less than 100% of the fair market value of the common stock on the grant date, subject to certain limitations and exceptions as described in the plan agreements. Generally, the maximum term of an option shall be ten years from the grant date. The Plan Administrator shall establish and set forth in each instrument that evidences an option the time at which, or the installments in which, the option shall vest and become exercisable.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

•	The Plan Administrator may grant stock grants and stock-based awards, including securities convertible into shares, stock appreciation rights, phantom stock awards or stock units on such terms and conditions which may be based on continuous service with the Company or related company or the achievement of any performance goals, as the Plan Administrator shall determine in its sole discretion, which terms, conditions and restrictions shall be set forth in the instrument evidencing the award.

As of December 2020, 2,197,396 shares of common stock are available for grant under the 2020 Plan. No awards were granted prior to 2019.

Grants of restricted stock units

RSUs granted to certain executives, employees and members of the Board expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment) and certain awards also have a performance-based vesting requirement (defined as a liquidity event including an initial public offering); on the date the performance-based vesting requirement is satisfied, the employee will become vested in the number of RSUs that have satisfied the time-based vesting requirement, if any. In November 2020, five new independent directors were appointed to the Board replacing most of the members who previously served on the Board. In anticipation of reconstituting the Board, in October 2020, the compensation committee of the Board approved grants of 74,152 restricted stock units, in the aggregate, to certain Board members who were being replaced and their affiliates. These awards were fully vested at the time of grant.

Upon vesting, the RSUs convert into shares of the Company’s common stock and unvested RSUs are not considered outstanding common shares.

The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2020. For purposes of this table, vested RSUs represent the shares for which the performance and service conditions had been fulfilled as of December 31, 2020:

	Number of RSUs	Weighted average grant date fair value
Balance, January 1, 2020	1,820,598	$5.10
Granted	829,926	$9.01
Vested	(793,080)	$5.80
Balance, December 31, 2020	1,857,444	$6.55

Through December 8, 2020, no stock-based compensation expense had been recognized for certain awards with a performance condition based on the occurrence of a qualifying event (i.e., IPO), as such qualifying event was not probable. Upon the IPO, the performance condition was met and the Company recognized $2,967 of stock-based compensation expense which was the cumulative portion of the service-based awards that vested. As of December 31, 2020, the performance-based vesting requirement on all outstanding awards had been met.

As of December 31, 2020, the Company withheld 239,702 of the 718,928 shares of common stock issued upon vesting of certain RSUs to meet the employees’ payroll tax withholding requirements. The total tax withholding obligation of $6,089 as of December 31, 2020 is included in accrued expenses and other current liabilities in the consolidated balance sheets. After the IPO, the stock-based compensation expense related to remaining service-based awards is recorded over the remaining requisite service period.

The following table summarizes the grant date fair value, expense for the year ended December 31, 2020 (no expense was recognized during the year ended December 31, 2019), and the balance of unamortized stock-based compensation related to RSUs as of December 31, 2020:

	Number of RSUs	Grant date fair value	Expense during the year	Unamortized compensation
RSUs subject only to the passage of time:
Vested	793,080	$4,598	$(4,598)	$-
Total RSUs vested	793,080	$4,598	$(4,598)	$—

RSUs subject only to the passage of time:
Unvested	1,560,814	$8,990	$(911)	$8,079
RSUs subject to market condition and passage of time:
Unvested	296,630	3,180	(3,180)	—
Total RSUs outstanding	1,857,444	$12,170	$(4,091)	$8,079

The unamortized compensation costs of $8,079 are expected to be recognized over a weighted-average period of approximately 2.56 years.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The award granted to the member of the Board in July 2020 and modified in November 2020 contains a market-based vesting condition based on the traded value of shares of the Company’s common stock following the IPO over a specific time frame. For this award, the market condition was factored into its fair value; key assumptions used on the MCSM included volatility of 52.90%; time horizon of 2.64 years corresponding to the vesting measurement period of the award forecasted based on daily trading prices; risk-free rate of 0.23%; and 10,000 simulation trials. The fair value of the award at the modification date was $3,180, all of which was recorded as stock-based compensation expense when the performance condition was met upon the IPO. The total shares under the unvested RSU subject to a market-based vesting condition are 296,630 as of December 31, 2020.

The tax benefit recognized in the consolidated statements of operations for stock-based compensation arrangements for the year ended December 31, 2020 was not material to the financial statements. There was no tax benefit in 2019.

Stock options

Options issued through December 31, 2020 vest under one of three schedules as follows: 20% vest as of the date of grant, then 1/45th on the last day of the month for the following 36 months; 25% vest on the first anniversary of the date of grant, then 1/48th on the last day of the month for the following 36 months; or, options vest upon grant. Vesting is subject to certain change in control provisions as provided in the incentive plan agreements and options may be exercised up to 10 years from the date of issuance.

The following table summarizes the stock option activity for the year ended December 31, 2020:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding at January 1, 2020	819,879	$8.43	$0.71	9.27
Granted	150,119	$10.77	$7.10
Forfeited	(47,202)	$8.43	$0.70
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2020	922,796	$8.81	$1.78	8.08

Exercisable as of December 31, 2020	476,910	$8.43	$0.71	7.39
Unvested at December 31, 2020	445,886	$9.22	$2.93	2.44
Vested and expected to vest as of December 31, 2020	922,796	$8.81	$1.78	8.08

Since options represent equity awards of the Company, such awards are fair valued as of the grant date for the purposes of measurement and recognition under U.S. GAAP. To measure the fair value of an option, the Black Scholes valuation model was utilized. The valuation model requires the input of highly subjective assumptions. Inputs to model were as follows for the periods indicated:

	Years ended December 31,
	2020	2019
Fair Value of common stock underlying the options	$6.07 to $17.85	$4.82 to $6.07
Volatility	45% to 55%	30%
Risk-free rate	0.03% to 0.89%	1.37% to 2.49%
Dividend yield	Nil	Nil
Expected term in years	5.00 to 5.61	5.00 to 5.62

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The estimated fair value of the common stock range used in 2020 was from $6.07 per share to $17.85 per share. These amounts compare to the range used of $4.82 to $6.07 per share for all option grants in 2019. The change in the estimated fair value of common stock was due to a number of factors including a higher enterprise valuation in 2020 due to improvement in financial performance, namely (i) an increase in net sales; and (ii) a higher gross profit margin percentage. Another factor which impacted assumptions for the fair value of the common stock during 2020 was a higher probability of a successful IPO compared to assumptions in 2019. Also, the exercise prices for options granted after June 2020 were no longer in excess of the fair value of the underlying common share which further increased the option value compared to awards granted in 2019. The volatility for the year ended December 31, 2020 increased compared to the same period in 2019 as a result of increases in the volatilities of the public comparable companies used to determine the Company’s volatility. As result of these factors, the weighted average fair value per share of $0.71 for options outstanding as of January 1, 2020 was increased to a weighted-average fair value per share of $7.10 for options granted during the year ended December 31, 2020.

Total compensation expense for stock options was approximately $206 and $208 in 2020 and 2019, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. No tax benefit related to the stock option expense was recognized in 2020 and 2019.

As of December 31, 2020, total compensation cost related to unvested option awards not yet recognized was $1,231 and the weighted-average period over which the compensation is expected to be recognized is 2.44 years.

401K Plan

The Company maintains a qualified defined contribution plan under Section 401(k) of the Internal Revenue Code, which provides for voluntary contributions from the Company and its employees. Contributions from the Company were $191, $190, and nil in 2020, 2019, and 2018, respectively.

12. INCOME TAXES

Loss from continuing operations before tax was as follows for the years ended:

	Years ended December 31,
	2020	2019	2018
United States	$(9,908)	$(30,409)	$(31,493)
Foreign	3,211	(10,365)	(4,446)
Loss from continuing operations before tax	$(6,697)	$(40,774)	$(35,939)

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Significant components of income tax expense (benefit) from continuing operations consist of the following:

	Years ended December 31,
	2020	2019	2018
Current:
Federal	$-	$-	$216
State	91	18	79
Foreign	433	9	207
Total current	524	27	502

Deferred:
Federal	-	-	269
State	-	-	-
Foreign	52	(718)	(1,168)
Total deferred tax expense (benefit)	52	(718)	(899)
Total income tax expense (benefit)	$576	$(691)	$(397)

The reconciliation of income tax computed at the U.S. federal statutory tax rates of 21% to income tax expense (benefit) from continuing operations consist of the following:

	Years ended December 31,
	2020	2019	2018
Effective rate reconciliation
U.S. federal tax benefit at statutory rate	$(1,406)	$(8,563)	$(7,547)
State income taxes, net	(171)	(1,247)	(1,009)
Permanent items	19	89	1,692
Global intangible low-taxed income	866	-	-
Foreign rate differential	854	(891)	(590)
162(m) Officers Compensation	3,514	-	-
Share-based compensation	(2,834)	-	-
Deferred adjustments	(230)	563	-
Tax Entity Classification Adjustment	-	-	(1,927)
Non-controlling interest	-	-	433
Transaction Costs	90	-	-
Valuation allowance	(126)	9,358	6,370
Other, net	-	-	2,181
Total income tax expense (benefit)	$576	$(691)	$(397)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Deferred income tax assets and liabilities from continuing operations consists of the following as of:

	As of December 31,
	2020	2019
Deferred tax assets
Lease liabilities	$4,838	$4,836
Accrued expenses	1,245	1,129
Share-based compensation	979	-
Intangible assets	9,546	10,602
Net operating loss	17,152	17,589
Inventories	2,548	3,022
Interest expense	3,556	3,746
Deferred tax assets	39,864	40,924
Valuation allowance	(34,434)	(34,746)
Total deferred tax assets	5,430	6,178

Deferred tax Liabilities
Property and equipment	(432)	(1,054)
Operating lease right-of-use assets	(4,657)	(4,729)
Total deferred tax liabilities	(5,089)	(5,783)
Net deferred tax assets	$341	$395

The deferred income tax assets included in other long-term assets were $341 and $395 as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $62,500 and $52,300, respectively. The federal and state NOL carryforwards, if not utilized, will begin to expire in 2037 and 2027, respectively, and $49,000 of the federal losses are indefinite. In 2020, the Company had foreign NOL carryforwards of approximately $3,000. The foreign NOLs, if not utilized, will begin to expire in 2037.

The Company determined the amount of its valuation allowance based on its estimates of taxable income by jurisdiction in which it operates over the periods in which the related deferred tax assets will be recoverable. As of December 31, 2020 and 2019, the Company believes it is more-likely-than-not that it will not be able to realize its US deferred tax assets and therefore has maintained a full valuation allowance against its US deferred tax assets. The Company has also provided a full valuation allowance against the majority of its Canadian and Spanish deferred tax assets.

Carryforwards of NOLs are subject to possible limitation should a change in ownership occur, as defined by Internal Revenue Code Section 382. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% shareholders in any three-year period. As a result of the IPO, the aggregate ownership change exceeded the 50% threshold. The annual limitation resulting from this ownership change is not expected to result in the expiration of the NOL carry forwards before utilization.

In 2020 and 2019, the Company did not record any liabilities related to uncertain tax positions. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2020.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The Company recognizes interest and penalties relating to unrecognized tax benefits as part of its income tax expense. The Company’s major filing jurisdictions are the United States and Canada. Due to the Company’s net operating loss carryforwards, the Company’s income tax returns remain subject to examination by federal, foreign and most state taxing authorities for all tax years.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020.

The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. In addition, the CARES Act allows companies to defer making certain payroll tax payments until future years. With the enactment of the CARES Act, the Company does not expect a financial statement impact on income taxes. The Company has not recorded any income tax expense or benefit related to the Act for the year ended December 31, 2020.

13. COMMITMENTS AND CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

Purchase commitments

From time to time in the normal course of business, the Company will enter into agreements with suppliers which provide favorable pricing in return for a commitment to purchase minimum amounts of inventory over a defined time period.

In June 2020, as part of negotiations with a supplier that began in late 2019, the Company amended its October 2017 agreement to distribute and sell certain garden products for a term ending in December 2024. Under the amended agreement, the Company committed to purchase inventory in periodic minimum volumes on a take-or-pay basis, as defined, over the term of the agreement in return for pricing that would provide the Company with a minimum gross margin along with the potential for rebates. Cost of goods sold in 2019 and 2018 include an additional $1,134 and $1,108 for amounts due associated with volumes purchased below minimum thresholds. Inventory purchased under this agreement totaled $9,146, $3,641, and $2,644 in 2020, 2019, and 2018, respectively. Minimum purchase requirements are $3,000, $3,500, $4,000 and $4,500 for 2021, 2022, 2023 and 2024, respectively. The Company expects that these minimum purchase commitment obligations will be met.

Contingencies

In the normal course of business, certain claims have been brought against the Company and, where applicable, its suppliers. While there is inherent difficulty in predicting the outcome of such matters, management has vigorously contested the validity of these claims. Based on available information, management believes the claims are without merit and does not expect that the outcome, individually or in the aggregate, would have a material adverse effect on the consolidated financial positions, results of operations, cash flows or future earnings.

Related party transactions — Hydrofarm Distribution Center

The Company leases a distribution center in Petaluma, California from entities in which a related party is an investor. One lease is month to month and another lease terminated in June 2019. In 2020 and 2019, aggregate rent expense was $1,278 and $1,445, respectively.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Related party transactions — Consulting Agreement

In July 2020, the Company entered into a consulting agreement with a director to serve as an advisor to the Board and the chief executive officer. The agreement includes an award of 296,630 restricted stock units. In November 2020, the related consulting agreement was canceled and the award was modified (see Note 11, Stock-based compensation and 401K plan).

Subordinated loans from related party

On May 22, 2018, in connection with forbearance and amendments to the BofA Credit Facility and Term Loan agreements discussed in Note 9, Debt, the Company obtained a subordinated note of $4,000 from a stockholder of the Company to fund operations. Interest was at a rate of 8.24% per annum with no payment of interest and principal made in cash prior to the maturity date. On June 29, 2018, in connection with and under the same terms as the May 22, 2018 subordinated note, an additional amount of $2,000 was secured from the stockholder. As discussed in Note 1, Description of the business, basis of presentation and significant accounting policies – Recapitalization and reverse merger in 2018, the $4,000 note plus accrued interest of $88 was converted into equity in exchange for shares and warrants. The $2,000 subordinated loan was repaid in August 2018.

14. IMPAIRMENT, RESTRUCTURING AND OTHER

In 2020, the Company incurred costs related to SEC filings and other transactions. In 2019 and 2018, certain expenses were incurred primarily related to recognition of impairment on intangible assets and goodwill as discussed in Note 7, Intangible assets and goodwill; restructuring costs; fees for various statutory filings; severance costs for a reduction-in-force; and, costs to early terminate several leases. Restructuring costs were for professional fees related to consultation and assistance with re-engineering initiatives related to financial reporting, operational processes, and cost savings strategies.

Impairment, restructuring and other comprised the following:

	For the years ended December 31,
	2020	2019	2018
Costs related to SEC filings	$529	$1,080	$776
Impairment of intangible assets and goodwill	—	5,390	2,716
Restructuring costs	—	1,973	3,431
Severance costs	—	784	—
Costs related to early termination of leases, net of gains	—	337	—
Other, net	331	471	246
	$860	$10,035	$7,169

15. SUBSEQUENT EVENTS

On March 29, 2021, the Company and certain of its subsidiaries entered into a Credit Facility agreement with JPMorgan Chase Bank, N.A. (“Chase”) (the “Chase Agreement”), whereby Chase agreed to provide a $50,000,000 revolving credit facility with an option to request an increase in the Revolving Commitment by up to $25 million, drawn in $5.0 million increments, for a total not to exceed $75 million, subject to customary conditions (“Revolver”). The Chase Agreement replaced the Encina Credit Facility.

The maturity of the Revolver is three years from the date of the Chase Agreement. The Revolver maintains an interest rate of LIBOR plus 1.95% and has a 0.0% LIBOR floor.

The Chase Agreement maintains certain reporting requirements, affirmative covenants, negative covenants and financial covenants. The financial covenants include that the Company must maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis.

The Chase Agreement is secured by the Company’s assets and the assets of certain of the Company’s subsidiaries obligated under the Chase Agreement.

Schedule II – Valuation and
Qualifying Account

Hydrofarm Holdings Group, Inc.

For the years ended December 31, 2020, 2019, and 2018

(in thousands)

	Balance as of beginning of year	Provisions /(Benefit)	Deductions	Balance as of end of year
Year ended December 31, 2020
Allowance for doubtful accounts	$1,776	$83	$(941)	$918
Allowance for inventory obsolescence	3,822	(803)	(587)	2,432
Year ended December 31, 2019
Allowance for doubtful accounts	1,227	933	(384)	1,776
Allowance for inventory obsolescence	3,219	707	(104)	3,822
Year ended December 31, 2018
Allowance for doubtful accounts	2,955	534	(2,262)	1,227
Allowance for inventory obsolescence	4,618	(824)	(575)	3,219

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to the material weaknesses previously disclosed in our registration statement on Form S-1 which was declared effective on December 9, 2020.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management determined that the previously disclosed material weaknesses have not been remediated as of December 31, 2020: that (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with our accounting and reporting requirements and (ii) our controls related to the preparation, review, and analysis of accounting information and financial statements were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis for our U.S. entities and Eddi’s. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

We have taken several actions towards remediating these material weaknesses. In particular, we (i) hired and continue to hire, additional qualified accounting and financial reporting personnel with technical and/or public company experience, (ii) implemented new control procedures over certain areas previously deemed ineffective related to the preparation, review, and analysis of accounting information and financial statements and (iii) engaged and continue to engage an external advisor to assist management in completing a Sarbanes-Oxley Act compliant risk assessment, creating detailed control documentation for in-scope business and information technology processes, identifying further control gaps and providing assistance on remediation procedures, and designing and implementing a Sarbanes-Oxley Act sub-certification process. Although we have taken steps to address the material weaknesses, we are still in the process of completing the remediation; we cannot assure you that the steps we are taking will be sufficient to remediate our material weaknesses or prevent future material weaknesses or significant deficiencies from occurring.

We can give no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on our internal control over financial reporting until we are no longer an emerging growth company.

Changes in Internal Controls over Financial Reporting

Other than disclosed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On March 29, 2021, the Company and certain of its subsidiaries entered into a Senior Secured Revolving Credit Facility (the “JPMorgan Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender (“JPMorgan”), and the lenders from time to time party thereto. The JPMorgan Credit Facility replaces the Encina Credit Facility. There was no outstanding indebtedness under the Encina Credit Facility when it was replaced. All capitalized terms used in this Item 9B and not otherwise defined in this Annual Report on Form 10-K shall have the meanings set forth in the JPMorgan Credit Facility.

The JPMorgan Credit Facility, among other things, provides for an asset based senior revolving credit line (the “Senior Revolver”) with JPMorgan as the initial lender. The three-year Senior Revolver has a borrowing limit of $50 million. The Company has the right to increase the amount of the Senior Revolver in an amount up to $25 million by obtaining commitments from JPMorgan or from other lenders. The loans are available in both US and Canadian dollars.  Loans denominated in US dollars bear interest at the Eurodollar Rate plus 1.95% and those denominated in Canadian dollars bear interest at the CDOR rate plus 1.95%. Both rates are ultimately based on LIBOR and there is a floor of 0.0% for each rate.  Because the LIBOR rate may no longer be an appropriate reference rate commencing in 2022, the JPMorgan Credit Facility contains benchmark replacement terms pursuant to which the LIBOR-based rates will convert to SOFR based rates or other alternative rates upon the occurrence of certain events.  Interest is payable monthly. Any outstanding principal is due at the end of the term.

The obligations of the Company and its subsidiaries under the JPMorgan Credit Facility are secured by a first priority lien (subject to certain permitted liens) in substantially all of their respective personal property assets pursuant to the terms of a U.S. and a Canadian Pledge and Security Agreement, dated March 29, 2021 and the other security documents.

The JPMorgan Credit Facility contains customary representations and warranties and restrictive covenants including prohibitions on indebtedness, liens, investments, restricted payments and other items. In addition, during any period when Excess Availability is less than 10%, the Company and its subsidiaries must maintain a Fixed Charge Coverage Ratio in excess of 1.10 to 1.0.

The JPMorgan Credit Facility contains customary events of default, including payment and covenant defaults (subject to grace and cure periods), breaches of representations and warranties, defaults under certain other indebtedness, change of control, insolvency events, and the occurrence of a material adverse effect. If an event of default occurs, JPMorgan would be entitled to take various actions, including the acceleration of amounts due under the JPMorgan Credit Facility and all actions permitted to be taken by a secured creditor.

The foregoing description of the JPMorgan Credit Facility is only a summary of its material terms and does not purport to be complete. This summary is qualified in its entirety by reference to the description of the JPMorgan Credit Facility, a copy of which is filed as an exhibit to this Annual Report on Form 10-K.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)	Financial Statement Schedules

See Index to Consolidated Financial Statements at Item 8 herein.

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit	Description

2.1 *	Amended and Restated Agreement and Plan of Merger, dated August 28, 2018, by and among Hydrofarm Holdings Group, Inc., Hydrofarm Merger Sub, Inc. and Hydrofarm Investment Corp. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020)

3.1 *	Amended and Restated Certificate of Incorporation of Hydrofarm Holdings Group, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

3.2*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Hydrofarm Holdings Group, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).

3.3 *	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Hydrofarm Holdings Group, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

3.4 *	Amended and Restated Bylaws (Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).

4.1 *	Specimen Common Stock Certificate of the Hydrofarm Holdings Group, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

4.2 *	Form of Warrant To Purchase Common Stock (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

4.3	Description of Capital Stock.

4.4*	Form of Placement Agent Warrant to Purchase Common Stock (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

4.5 *	Form of Registration Rights Agreement from Private Placement (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

4.6*	Amendment No. 1 to Investor Rights Agreement, dated November 10, 2020, by and among Hydrofarm Holdings LLC and certain of its stockholders identified on the signature pages thereto (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.1*#	Loan And Security Agreement, dated March 12, 2017, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, WJCO LLC, EHH Holdings, LLC, SunBlaster LLC, and Bank of America, N.A. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.2*#	Amended And Restated Loan And Security Agreement, dated November 8, 2017, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, WJCO LLC, EHH Holdings, LLC, SunBlaster LLC, GS Distribution Inc., SunBlaster Holdings ULC, EWGS Distribution Inc. Eddi’s Wholesale Garden Supplies Ltd., and Bank of America, N.A. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.3*#	Forebearance Agreement and First Amendment to Amended And Restated Loan And Security Agreement, dated May 18, 2018, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, WJCO, LLC, Hydrofarm Canada, LLC, GS Distribution Inc., SunBlaster Holdings ULC, Eddi’s Wholesale Garden Supplies Ltd., and Bank of America, N.A. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.4*#	First Amendment to Forebearance Agreement and Second Amendment to Amended And Restated Loan And Security Agreement, dated July 16, 2018, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, WJCO, LLC, Hydrofarm Canada, LLC, GS Distribution Inc., SunBlaster Holdings ULC, Eddi’s Wholesale Garden Supplies Ltd., and Bank of America, N.A. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.5*#	Waiver and Third Amendment to Amended And Restated Loan And Security Agreement, dated August 24, 2018, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, Hydrofarm Canada, LLC, GS Distribution Inc., SunBlaster Holdings ULC, Eddi’s Wholesale Garden Supplies Ltd., and Bank of America, N.A. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.6*#	Fourth Amendment To Amended And Restated Loan And Security Agreement, dated March 15, 2019, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, Hydrofarm Canada, LLC, Eddi’s Wholesale Garden Supplies Ltd., SunBlaster Holdings ULC, and Bank of America, N.A. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.7*#	Fifth Amendment To Amended And Restated Loan And Security Agreement, dated May 31, 2019, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, Hydrofarm Canada, LLC, Eddi’s Wholesale Garden Supplies Ltd., SunBlaster Holdings ULC, and Bank of America, N.A. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.8*#	Sixth Amendment To Amended And Restated Loan And Security Agreement, dated June 10, 2019, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, Hydrofarm Canada, LLC, Eddi’s Wholesale Garden Supplies Ltd., SunBlaster Holdings ULC, and Bank of America, N.A. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.9*#	Seventh Amendment To Amended And Restated Loan And Security Agreement, dated June 27, 2020, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, Hydrofarm Canada, LLC, Eddi’s Wholesale Garden Supplies Ltd., SunBlaster Holdings ULC, and Bank of America, N.A. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.10*#	Payoff Letter, dated July 11, 2019, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, WJCO LLC, GS Distribution, Inc., EWGS Distribution, Inc., Eddi’s Wholesale Garden Supplies Ltd., SunBlaster Holdings ULC, and Bank of America, N.A. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.11*#	Credit Agreement, dated March 12, 2017, by and between Hydrofarm Holdings LLC (to be succeeded as Borrower by Hydrofarm, LLC, WJCO, LLC, EHH Holdings, LLC, and SunBlaster LLC) and Brightwood Loan Services LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.12*#	Forbearance Agreement and Amendment to Credit Agreement, dated March 18, 2018, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, Hydrofarm Canada, LLC, WJCO, LLC, EHH Holdings, LLC, SunBlaster LLC, and Brightwood Loan Services LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.13*#	Amendment No. 1 to Forbearance Agreement, dated July 16, 2018, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, Hydrofarm Canada, LLC, WJCO, LLC, EHH Holdings, LLC, SunBlaster LLC, and Brightwood Loan Services LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.14*#	Waiver and Amendment No. 1 to Credit Agreement, dated September 21, 2017, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, WJCO, LLC, EHH Holdings, LLC, SunBlaster LLC, and Brightwood Loan Services LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.15*#	Amendment No. 2 to Credit Agreement, dated November 8, 2017, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, WJCO, LLC, EHH Holdings, LLC, SunBlaster LLC, and Brightwood Loan Services LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.16*#	Waiver and Amendment No. 3 to Credit Agreement, dated August 24, 2018, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, and Brightwood Loan Services LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.17*#	Amendment No. 4 to Credit Agreement, dated March 15, 2019, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, and Brightwood Loan Services LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.18*#	Amendment No. 5 to Credit Agreement, dated July 11, 2019, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, and Brightwood Loan Services LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.19*#	Amendment No. 6 to Credit Agreement, dated October 15, 2019, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, and Brightwood Loan Services LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.20*#	Loan And Security Agreement, dated July 11, 2019, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, Hydrofarm Canada, LLC, Eddi’s Wholesale Garden Supplies Ltd., SunBlaster Holdings ULC and Encina Business Credit, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.21*#	Intercreditor Agreement, dated July 11, 2019, by and between Brightwood Loan Services, LLC and and Encina Business Credit, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.22*#	First Amendment to Loan And Security Agreement, dated October 15, 2019, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, Hydrofarm Canada, LLC, Eddi’s Wholesale Garden Supplies Ltd., SunBlaster Holdings ULC and Encina Business Credit, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.23*#	Second Amendment to Loan And Security Agreement, dated November 26, 2019, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, Hydrofarm Canada, LLC, Eddi’s Wholesale Garden Supplies Ltd., SunBlaster Holdings ULC and Encina Business Credit, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.24*#	Third Amendment to Loan And Security Agreement, dated April 3, 2020, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, Hydrofarm Canada, LLC, Eddi’s Wholesale Garden Supplies Ltd., SunBlaster Holdings ULC and Encina Business Credit, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.25*#	Fourth Amendment to Loan And Security Agreement, dated May 29, 2020, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, Hydrofarm Canada, LLC, Eddi’s Wholesale Garden Supplies Ltd., SunBlaster Holdings ULC and Encina Business Credit, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.26*#	Fifth Amendment to Loan And Security Agreement, dated May 30, 2020, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, Hydrofarm Canada, LLC, Eddi’s Wholesale Garden Supplies Ltd., SunBlaster Holdings ULC and Encina Business Credit, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.27*#	Sixth Amendment to Loan And Security Agreement, dated September 30, 2020, by and among Hydrofarm Holdings LLC, Hydrofarm, LLC, EHH Holdings, LLC, SunBlaster LLC, Hydrofarm Canada, LLC, Eddi’s Wholesale Garden Supplies Ltd., SunBlaster Holdings ULC and Encina Business Credit, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.28*+	Employment Agreement, dated January 1, 2019, by and between Hydrofarm Holdings Group, Inc. and William Toler (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.29*+	Employment Agreement, dated March 4, 2019, by and between Hydrofarm Holdings Group, Inc. and Terence Fitch (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.30*+	Offer Letter, dated February 26, 2020, by and between Hydrofarm Holdings Group, Inc. and B. John Lindeman (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.31*+	Hydrofarm Holdings Group, Inc. 2018 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.32*+	Form of Hydrofarm Holdings Group, Inc. 2018 Equity Incentive Plan Stock Option Grant Notice (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.33*+	Hydrofarm Holdings Group, Inc. 2019 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.34*+	Form of Hydrofarm Holdings Group, Inc. 2019 Equity Incentive Plan Stock Option Grant Notice (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.35*+	Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).

10.36*+	Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Stock Option Notice (Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).

10.37*	Form of Indemnification Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.38	Credit Agreement, dated March 29, 2021, by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, and JPMorgan Chase Bank, N.A.

16.1*	Letter from MNP LLP regarding statements made in the registration statement concerning its dismissal (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

21.1*	Subsidiaries of Hydrofarm Holdings Group, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23.2	Consent of MNP LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002

*      Previously filed.

+      Indicates a management contract or compensatory plan.

#      Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hydrofarm Holdings Group, Inc.

Date: March 30, 2021	By:	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Toler and B. John Lindeman, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ William Toler	Chief Executive Officer and Chairman of the Board	March 30, 2021
William Toler	(Principal Executive Officer)

/s/ B. John Lindeman	Chief Financial Officer	March 30, 2021
B. John Lindeman	(Principal Financial and Accounting Officer)

/s/ Susan Peters		March 30, 2021
Susan Peters	Director

/s/ Patrick Chung		March 30, 2021
Patrick Chung	Director

/s/ Renah Persofsky		March 30, 2021
Renah Persofsky	Director

/s/ Richard D. Moss		March 30, 2021
Richard D. Moss	Director

/s/ Melisa Denis		March 30, 2021
Melisa Denis	Director