Form 10-Q
period 2021-03-31
HYDROFARM HOLDINGS GROUP, INC.
filed 2021-05-14
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number: 001-39773

Hydrofarm Holdings Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-4895761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
290 Canal Road
Fairless Hills, Pennsylvania 19030
(707) 765-9990
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HYFM	The Nasdaq Stock Market LLC
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 3, 2021, the registrant had 39,799,666 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements concerning our business strategy and plans, future operating results and financial position, as well as our objectives and expectations for our future operations, are forward-looking statements.
In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:
•general economic and financial conditions, specifically in the U.S. and Canada;
•the adverse effects of public health epidemics, including the recent COVID-19 outbreak, on our business, results of operations and financial condition;
•federal and state legislation and regulations pertaining to the use and cultivation of cannabis in the U.S., and such laws and regulations in Canada;
•the costs of being a public company;
•our ability to keep pace with technological advances;
•our ability to successfully identify appropriate acquisition targets, successfully acquire identified targets or successfully integrate the business of acquired companies;
•the success of our marketing activities;
•a disruption of breach of our information technology systems;
•our current level of indebtedness;
•our dependence on third parties;
•the performance of third parties on which we depend;
•the fluctuation in the prices of the products we distribute;
•competitive industry pressures;
•the consolidation of our industry;
• compliance with environmental, health and safety laws;
•our ability to protect and defend against litigation, including claims related to intellectual property and proprietary rights;
•product shortages and relationships with key suppliers;
•our ability to attract key employees;
•the volatility of the price of our common stock;
•the marketability of our common stock; and
•other risks and uncertainties, including those listed in “Risk Factors.”
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We disclaim any intention or obligation to publicly update or revise any forward-looking statements for any reason or to conform such statements to actual results or revised expectations, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$60,264	$75,178
Restricted cash	1,777	1,777
Accounts receivable, net	33,520	21,626
Inventories	96,277	88,618
Notes receivable	—	3,151
Prepaid expenses and other current assets	13,825	9,567
Total current assets	205,663	199,917
Property and equipment, net	3,771	3,988
Operating lease right-of-use assets	17,360	18,289
Intangible assets, net	51,267	52,421
Other assets	4,616	1,180
Total assets	$282,677	$275,795
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$36,807	$22,638
Accrued expenses and other current liabilities	14,177	21,615
Current portion of lease liabilities	3,836	3,701
Current portion of long-term debt	822	746
Total current liabilities	55,642	48,700
Long-term lease liabilities	14,385	15,320
Long-term debt	238	290
Other long-term liabilities	564	567
Total liabilities	70,829	64,877
Commitments and contingencies (Note 10)
Convertible preferred stock ($0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020)	—	—
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 33,970,364 and 33,499,953 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	3	3
Additional paid-in capital	360,015	364,248
Accumulated other comprehensive income	822	599
Accumulated deficit	(148,992)	(153,932)
Total stockholders’ equity	211,848	210,918
Total liabilities, convertible preferred stock and stockholders’ equity	$282,677	$275,795
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2021	2020
Net sales	$111,389	$66,897
Cost of goods sold	88,166	55,333
Gross profit	23,223	11,564
Operating expenses:
Selling, general and administrative	16,826	11,722
Impairment, restructuring and other	15	9
Income (loss) from operations	6,382	(167)
Interest expense	(90)	(2,803)
Loss on debt extinguishment	(680)	—
Other income, net	84	21
Income (loss) before tax	5,696	(2,949)
Income tax expense	(756)	(144)
Net income (loss)	4,940	(3,093)
Cumulative dividends allocated to Series A Convertible Preferred Stock	—	(634)
Net income (loss) attributable to common stockholders	$4,940	$(3,727)

Net income (loss) per share attributable to common stockholders:
Basic	$0.15	$(0.18)
Diluted	$0.13	$(0.18)
Weighted-average shares of common stock outstanding:
Basic	33,717,103	20,688,439
Diluted	38,997,031	20,688,439
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2021	2020
Net income (loss)	$4,940	$(3,093)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	223	(1,283)
Total comprehensive income (loss)	$5,163	$(4,376)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	7,007,429	$21,802	20,688,439	$2	$156,179	$(144)	$(146,659)	$9,378
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs of $169	717,616	2,342	—	—	—	—	—	—
Collection of receivable for issuance of Series A Convertible Preferred Stock	—	1,450	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	34	—	—	34
Series A Convertible Preferred Stock cumulative dividend	—	634	—	—	(634)	—	—	(634)
Net loss	—	—	—	—	—	—	(3,093)	(3,093)
Foreign currency translation loss	—	—	—	—	—	(1,283)	—	(1,283)
Balance, March 31, 2020	7,725,045	$26,228	20,688,439	$2	$155,579	$(1,427)	$(149,752)	$4,402
Balance, January 1, 2021	—	$—	33,499,953	$3	$364,248	$599	$(153,932)	$210,918
Common stock issued upon exercise of options	—	—	32,272	—	272	—	—	272
Issuance of common stock for vesting of restricted stock units	—	—	214,324	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	—	—	(88,360)	—	(5,506)	—	—	(5,506)
Issuance of common stock under cashless warrant exercise	—	—	312,175	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,001	—	—	1,001
Net income	—	—	—	—	—	—	4,940	4,940
Foreign currency translation gain	—	—	—	—	—	223	—	223
Balance, March 31, 2021	—	$—	33,970,364	$3	$360,015	$822	$(148,992)	$211,848
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2021	2020
Operating activities
Net income (loss)	$4,940	$(3,093)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,591	1,715
Stock-based compensation expense	1,001	34
Non-cash operating lease expense	958	876
Other	640	589
Changes in assets and liabilities:
Accounts receivable	(11,554)	(10,056)
Inventories	(7,496)	4,316
Prepaid expenses and other current assets	(3,970)	16
Other assets	(414)	36
Accounts payable	14,332	1,882
Accrued expenses and other current liabilities	(1,840)	2,816
Lease liabilities	(826)	(879)
Other long-term liabilities	—	1
Net cash used in operating activities	(2,638)	(1,747)
Investing activities
Purchases of property and equipment	(428)	(82)
Proceeds from notes receivable	—	2,000
Other	(17)	14
Net cash (used in) provided by investing activities	(445)	1,932
Financing activities
Payment of withholding tax related to restricted stock units	(11,595)	—
Borrowings under revolving credit facilities	52,344	51,570
Repayments of revolving credit facilities	(52,250)	(56,436)
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs	—	3,792
Other	(326)	(160)
Net cash used in financing activities	(11,827)	(1,234)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(146)
Net decrease in cash, cash equivalents and restricted cash	(14,914)	(1,195)
Cash, cash equivalents and restricted cash at beginning of period	76,955	32,857
Cash, cash equivalents and restricted cash at end of period	$62,041	$31,662
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
1. DESCRIPTION OF THE BUSINESS
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements of the Company, which is included in the Company's Annual Report on Form 10-K ("2020 Annual Report"). These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2020 Annual Report.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include provisions for sales returns, rebates and claims from customers, realization of accounts receivable and inventories, valuation of intangible assets, valuation of stock and warrants issued in private placements, valuation of stock-based compensation, recognition of deferred income taxes, recognition of liabilities related to commitments and contingencies and valuation allowances. Actual results may differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information available.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Segment and entity-wide information
Segment information
The Company's chief operating decision maker ("CODM") is the chief executive officer ("CEO") who reviews financial information for the purposes of making operating decisions, assessing financial performance and allocating resources.
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
Since the Company operates as one reportable segment, all required segment financial information is found in the condensed consolidated financial statements and footnotes with entity-wide disclosures presented below.
Entity-wide information
Sales to external customers and property and equipment, net in the United States and Canada, determined by the location of the subsidiaries, were as follows:

	For the three months ended March 31,
	2021	2020
United States	$90,672	$53,504
Canada	22,264	14,102
Intersegment eliminations	(1,547)	(709)
Total consolidated net sales	$111,389	$66,897

	March 31, 2021	December 31, 2020
United States	$3,118	$3,272
Canada	653	716
Total property and equipment, net	$3,771	$3,988
All of the products sold by the Company are similar and classified as CEA equipment and supplies. The Company’s underlying accounting records currently do not support presentation of disaggregated net sales and any attempt to report them would be impracticable.
Cash, cash equivalents and restricted cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the consolidated statements of cash flows.

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$60,264	$75,178
Restricted cash	1,777	1,777
Cash and cash equivalents, and restricted cash	$62,041	$76,955
Cash and cash equivalents and restricted cash as of March 31, 2020 were $30,037 and $1,625, respectively, for total cash, cash equivalents and restricted cash as of March 31, 2020 of $31,662.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Revenue recognition
The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) which requires that revenue recognized from contracts with customers be disaggregated into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company has determined that revenue is generated from one category, which is the distribution and manufacture of controlled environment agriculture equipment and supplies. Inventory is maintained in regional distribution centers. Payment terms are primarily at the point of sale or due within thirty days.
The amount billed to customers for shipping and handling costs included in net sales was $1,245 and $756 for the three months ended March 31, 2021 and 2020, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold under the practical expedient provisions of ASC 606. Deferred revenues are not material. The Company does not receive noncash consideration for the sale of goods. There are no significant financing components. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities under the practical expedient provisions.
Income taxes—interim tax provision
The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to-date amount for the prior period. Under FASB ASC 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ETR instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to consolidated ordinary income (or loss) for the year-to-date interim period, except in certain circumstances.
The Company’s effective tax rates for the three months ended March 31, 2021 and 2020 differ from the federal statutory rate of 21% principally as a result of reducing valuation allowances on the Company's deferred tax assets related to net operating loss carryforward.
Fair value
No financial assets or liabilities are measured at fair value on a recurring basis for the periods presented.
The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued and other current liabilities and revolving asset-backed credit facility approximate their fair value due to their short-term maturities using level 2 inputs.
Recently issued accounting pronouncements
Adopted in 2021
In October 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-10, Codification Improvements. The amendments improve the codification by having all disclosure-related guidance available in the disclosure sections of the codification. Prior to this ASU, various disclosure requirements or options to present information on the face of the financial statements or as a note to the financial statements were not included in the appropriate disclosure sections of the codification. The codification improvements also contain various other minor amendments to the codification that are not expected to have a significant effect on current accounting practice. The amendments are effective for annual periods beginning after December 15, 2020 and early adoption is permitted. The Company early adopted the standard effective January 1, 2021 with no impact on the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Accounting standards not yet effective
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), with additional amendments issued subsequently. Topic 326 changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of Topic 326 will have on its condensed consolidated financial statements.
3. NET INCOME (LOSS) PER COMMON SHARE (“EPS”)
Basic EPS is computed using net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding during each period, excluding unvested restricted stock units (“RSUs”).
Diluted EPS represents net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period, including common stock equivalents. Common stock equivalents consist of shares subject to warrants and share-based awards with exercise prices less than the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Regarding RSUs subject to a market condition, before the end of the contingency period, the number of contingently issuable shares (i.e., RSUs) to be included in diluted EPS would be based on the number of common shares issuable under the terms of the arrangement if the end of the reporting period was the end of the contingency period, assuming the result would be dilutive. Those contingently issuable shares would be included in the denominator of diluted EPS as of the beginning of the period, or as of the grant date of the share-based payment, if later.
Net income (loss) per share attributable to common stockholders
The following table presents information necessary to calculate basic and diluted EPS for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Net income (loss)	$4,940	$(3,093)
Cumulative dividends allocated to Series A Convertible Preferred Stock	—	(634)
Net income (loss) available for distribution	4,940	(3,727)
Less: Undistributed earnings allocable to participating securities	—	—
Basic and diluted net income (loss) attributable to common stockholders	$4,940	$(3,727)
Less: Effect on net income (loss) of dilutive securities using the “if converted” method	—	—
Diluted net income (loss) attributable to common stockholders after adjustment for assumed conversions	$4,940	$(3,727)
Weighted-average shares of common stock outstanding for basic net income (loss) per share attributable to common stockholders	33,717,103	20,688,439
Dilutive effect of warrants using the treasury stock method	2,840,464	—
Dilutive effect of restricted stock units using the treasury stock method	1,658,866	—
Dilutive effect of stock options using the treasury stock method	780,598	—
Weighted-average shares of common stock outstanding for diluted net income (loss) per share attributable to common stockholders	38,997,031	20,688,439
Basic net income (loss) per share attributable to common stockholders	$0.15	$(0.18)
Diluted net income (loss) per share attributable to common stockholders	$0.13	$(0.18)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Basic and diluted net income (loss) per share attributable to common stockholders is computed using the two-class method as the convertible preferred stock is determined to be a participating security and the application of the if-converted method is not more dilutive. The computation of the weighted-average shares of common stock outstanding for diluted EPS includes the following potential common shares attributable to common stockholders using the treasury stock method for the weighted-average period during which the units were outstanding:

	Three months ended March 31,
	2021	2020
Shares subject to warrants outstanding	3,701,139	—
Shares subject to unvested restricted stock units	1,766,324	—
Shares subject to stock options outstanding	912,449	—
The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential common shares as their inclusion would have an anti-dilutive effect on diluted EPS attributable to common stockholders:

	Three months ended March 31,
	2021	2020
Shares subject to warrants outstanding	—	3,886,191
Shares subject to unvested restricted stock units with performance conditions	—	1,820,598
Shares subject to stock options outstanding	—	796,131
Shares of common stock subject to conversion of 7,725,045 shares Series A Convertible Preferred Stock	—	2,291,469
Shares of common stock subject to share settlement of $634 cumulative dividend on Series A Convertible Preferred Stock	—	53,729

4. ACCOUNTS RECEIVABLE, NET AND INVENTORIES
Accounts receivable, net comprised the following:

	March 31, 2021	December 31, 2020
Trade accounts receivable	$33,207	$20,252
Allowance for doubtful accounts	(681)	(918)
Other receivables	994	2,292
Total accounts receivable, net	$33,520	$21,626
Inventories comprised the following:

	March 31, 2021	December 31, 2020
Finished goods	$98,705	$91,050
Allowance for inventory obsolescence	(2,428)	(2,432)
Total inventories	$96,277	$88,618

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
5. OPERATING LEASES
The Company leases its distribution centers from third parties under various non-cancelable lease agreements expiring at various dates through 2030. Certain lease agreements contain renewal options. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. During the three months ended March 31, 2021 and 2020, the Company incurred operating lease costs of $1,494 and $1,418, respectively, included within selling, general and administrative expense in the condensed consolidated statements of operations.
Supplemental balance sheet information related to the Company’s operating leases are as follows:

	March 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$17,360	$18,289
Total leased assets	$17,360	$18,289
Liabilities
Current portion of lease liabilities	$3,836	$3,701
Long-term lease liabilities	14,385	15,320
Total lease liabilities	$18,221	$19,021
As of March 31, 2021, future minimum lease payments under non-cancelable operating leases are as follows:

Operating
For the period of April 1, 2021 to December 31, 2021	$3,413
Year ending December 31,
2022	4,069
2023	2,490
2024	2,103
2025	2,156
2026	1,584
Thereafter	5,266
Total rental payments	21,081
Less portion representing interest	(2,860)
Total principal	18,221
Less current portion	(3,836)
Long-term portion	$14,385

In April 2021, the Company executed a lease for approximately 175,000 square feet of warehouse space in Fairfield, CA for a distribution center that the Company will relocate to from its Petaluma, California distribution facility. The new lease commencing August 15, 2021 has a term of 126 months with an option to renew at the then fair market value for another ten years. Rent is abated for the first six months. Thereafter, monthly rent is approximately $77, and increases periodically to the final year where the monthly rent is $134.
In April 2021, the Company executed a lease for approximately 147,000 square feet of warehouse space in Fontana, CA to be available upon expiration of the lease for existing space. The new lease commencing July 1, 2021 has a term of 86.5 months with an option to renew for another five years at the greater of 103% of the rent payable during the last month of the initial term or the then fair market value. Rent is abated for the first two and a half months. Thereafter, monthly rent is approximately $115, and increases periodically to the final year where the monthly rent is $141.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The future minimum lease payments for executed non-cancelable operating leases not yet commenced are as follows:

Operating
For the period of April 1, 2021 to December 31, 2021	$501
Year ending December 31,
2022	2,272
2023	2,688
2024	2,769
2025	2,853
2026	2,938
Thereafter	10,403
Total rental payments	$24,424

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	March 31, 2021	December 31, 2020
Accrued compensation and benefits	$2,741	$9,902
Freight, custom and duty accrual	2,650	2,603
Goods in transit accrual	1,894	3,845
Audit, tax and legal accrual	1,848	237
Corporate tax accrual	1,331	585
Obligations due under a distribution agreement	500	590
Other accrued liabilities	3,213	3,853
Total accrued expenses and other current liabilities	$14,177	$21,615
The December 31, 2020 amounts for audit, tax and legal accrual and corporate tax accrual were reclassified from other accrued liabilities to separate line items to conform to the current year presentation.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
7. DEBT
Term Loan with Brightwood
In May 2017, a term loan in the aggregate principal amount of $75,000 (the “Term Loan”) was obtained by Hydrofarm Holdings LLC and certain of its direct and indirect subsidiaries (the “Term Loan Obligors”) from Brightwood Loan Services LLC. The Term Loan was to mature on May 12, 2022 and was secured by substantially all non-working capital assets and a second lien on working capital assets of the Term Loan Obligors. For the three months ended March 31, 2020, the effective interest rate was 12.10% and interest expense was $2,208. The Term Loan was repaid in December 2020.
Revolving asset-backed credit facilities
On July 11, 2019, Hydrofarm Holdings LLC and certain of its direct and indirect subsidiaries (the “Encina Obligors”) entered into the Encina Credit Facility through a certain Loan and Security Agreement whereby the Encina Obligors obtained a revolving asset-based loan commitment in the maximum amount of $45,000 (inclusive of a limit of up to $15,000 of borrowings for the Canadian borrowers and a swingline facility of up to $2,000), subject to applicable borrowing base availability, through Encina Business Credit, LLC. The Encina Credit Facility was due on the earlier of July 11, 2022 or 90 days prior to the scheduled maturity date of the Term Loan. The Encina Credit Facility was secured by working capital assets and a second lien on non-working capital assets. For the three months ended March 31, 2020, the effective interest rate was 9.10% and interest expense was $523.
The Encina Credit Facility was repaid in December 2020 and replaced in March 2021. The unamortized deferred financing costs and early termination fees totaling $680 were recognized as a loss on debt extinguishment in the condensed consolidated statements of operations for the three months ended March 31, 2021.
On March 29, 2021, Hydrofarm Holdings Group, Inc. and certain of its direct and indirect subsidiaries (the "JPMorgan Obligors") entered into a Senior Secured Revolving Credit Facility (the "JPMorgan Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders from time to time party thereto. The JPMorgan Credit Facility replaced the Encina Credit Facility. The JPMorgan Credit Facility is due on the earlier of March 29, 2024 or any earlier date on which the revolving commitments are reduced to zero.
The three-year JPMorgan Credit Facility has a borrowing limit of $50,000 with an option to request an increase in the revolving commitment by up to $25,000, drawn in $5,000 increments, for a total not to exceed $75,000, subject to customary condition ("Revolver"). The Revolver maintains an interest rate of LIBOR plus 1.95% and has a 0.0% LIBOR floor. A fee of 0.25% per annum is charged for available but unused borrowings as defined. The JPMorgan Obligors had approximately $50,000 available to borrow under the JPMorgan Credit Facility as of March 31, 2021.
The JPMorgan Credit Facility maintains certain reporting requirements, affirmative covenants, negative covenants and financial covenants ("debt covenants"). The financial covenants include that the Company must maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis. The JPMorgan Obligors were in compliance with all debt covenants as of March 31, 2021.
The JPMorgan Credit Facility is secured by the Company’s assets and the assets of certain of the Company’s subsidiaries obligated under the JPMorgan Credit Facility.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
8. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Capital stock
As of March 31, 2021, the following summarizes shares authorized, issued and outstanding:

Capital stock authorized and outstanding:	Shares authorized	Shares outstanding
Convertible preferred stock	50,000,000	—
Common stock	300,000,000	33,970,364
As of March 31, 2021, the following summarizes shares of common stock reserved for issuance:

Common stock reserved for issuance:	Shares reserved for issuance
Warrants	3,516,086
2020 Employee, Director, and Consultant Equity Incentive Plan	2,197,988
Restricted stock units	1,643,120
Stock options	889,932
Convertible preferred stock classified outside of permanent equity
In December 2019, the Company issued 7,007,429 shares of Series A Convertible Preferred Stock (the "Series A preferred stock") with a par value of $24,526 in return for cash of $15,439, conversion of debt with a basis of $7,637, and $1,450 in receivables that were settled in January 2020, less offering costs totaled $1,274. In January and February 2020, an additional 717,616 shares of Series A preferred stock were issued primarily to existing investors for $2,511, less offering costs of $169, for net cash proceeds of $2,342.
The Series A preferred stock purchase agreement provided for mandatory conversion upon a qualified IPO based on a formula. Under this formula, all outstanding shares of Series A preferred stock converted into 2,291,469 shares of common stock concurrent with the IPO in December 2020 and the cumulative dividend of $2,597 was settled in cash at the option of the Company rather than in shares of common stock.
Common stock
Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional share of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the Company’s board of directors (the ‘‘Board’’).

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Warrants
As of March 31, 2021, the following table summarizes the outstanding warrants:

	Number of Warrants	Exercise Price
Investor warrants	3,369,124	$16.86
Placement agent warrants	129,981	$8.43
Placement agent warrants	16,981	$16.86
Total	3,516,086	$16.55
For the three months ended March 31, 2021, 155,370 placement agent warrants were exercised on a cashless basis at a price of $16.86 per share for 121,401 shares of common stock and 214,735 placement agent warrants were exercised on as cashless basis at a price of $8.43per share for 190,774 shares of common stock.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
9. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options, nonqualified stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. Of the total shares available for grant under the 2020 Plan, 2,197,988 remain available as of March 31, 2021.
RSU Activity
RSUs granted to certain executives, employees and members of the Board expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment) and certain awards also have a performance-based vesting requirement (defined as a liquidity event including an initial public offering).
Upon the IPO, the performance-based vesting requirement was satisfied and the employees became vested in the number of RSUs that had satisfied the time-based vesting requirement. The stock-based compensation expense related to remaining service-based awards is recorded over the remaining requisite service period. The following table summarizes the activity related to the Company's RSUs for the three months ended March 31, 2021. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of March 31, 2021:

	Number of RSUs	Weighted average grant date fair value
Balance, January 1, 2021	1,857,444	$6.55
Granted	—	$—
Vested	(214,324)	$5.56
Balance, March 31, 2021	1,643,120	$6.68
As of March 31, 2021, total unamortized stock-based compensation cost related to unvested RSUs was $7,179 and the weighted-average period over which the compensation is expected to be recognized is 2.30 years.The award granted to the member of the Board in July 2020 and modified in November 2020 contains a market-based vesting condition based on the traded value of shares of the Company’s common stock following the IPO over a specific time frame. For this award, the market condition was factored into its fair value. All of the stock-based compensation expense related to this award was recognized upon the IPO in December 2020. The total shares under the unvested RSUs subject to a market-based vesting condition are 296,630 as of March 31, 2021.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Stock options
The following table summarizes the stock option activity for the three months ended March 31, 2021:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2021	922,796	$8.81	$1.78	8.08
Granted	—	$—	$—
Forfeited	(592)	$11.06	$9.89
Exercised	(32,272)	8.43	0.77
Outstanding as of March 31, 2021	889,932	$8.82	$1.81	7.94

Exercisable as of March 31, 2021	494,980	$8.43	$0.74	7.39
Unvested as of March 31, 2021	394,952	$9.31	$3.19	2.29
Vested and expected to vest as of March 31, 2021	889,932	$8.82	$1.81	7.94
As of March 31, 2021, total compensation cost related to unvested awards not yet recognized was $1,125 and the weighted-average period over which the compensation is expected to be recognized is 2.29 years.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
10. COMMITMENTS AND CONTINGENCIES, AND RELATED PARTY TRANSACTIONS
Purchase commitments
From time to time in the normal course of business, the Company will enter into agreements with suppliers which provide favorable pricing in return for a commitment to purchase minimum amounts of inventory over a defined time period.
In June 2020, as part of negotiations with the supplier that began in late 2019, the Company amended its October 2017 agreement to distribute and sell certain garden products for a term ending in December 2024. Under the amended agreement, the Company committed to purchase inventory in periodic minimum volumes on a take-or-pay basis, as defined, over the term of the agreement.
In 2021, the Company expects to meet the minimum purchase commitment obligations.
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
Related party transactions—Hydrofarm Distribution Center
The Company leases a distribution center in Petaluma, California from entities in which a related party is an investor. For the three months ended March 31, 2021 and 2020, rent expense for the month to month lease totaled $320 and $319, respectively.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
11. SUBSEQUENT EVENTS
On May 3, 2021, the Company acquired 100% of the issued and outstanding membership interests of Field 16, LLC, a Delaware limited liability company ("HEAVY 16"), pursuant to the terms of a unit purchase and contribution agreement, dated April 26, 2021, by and between the Company, HEAVY 16, F16 Holding LLC, a California limited liability company (the “Seller”), and the members of the Seller, for a purchase price of up to $78.1 million, consisting of $63.1 million in cash and $15 million of the Company's common stock, subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness of HEAVY 16 (the "Acquisition"). The purchase price includes a potential earn out payment of up to $2.5 million based on achievement of certain performance metrics. In connection with the Acquisition, the Company intends to enter into employment agreements with certain key employees of HEAVY 16.
On May 3, 2021, the Company completed its follow-on public offering ("FPO") under a registration statement effective April 28, 2021, in which it issued and sold 5,526,861 shares of its common stock, including the full exercise by the underwriters of its option to purchase 720,894 additional shares of the Company's common stock. The public offering price was $59.00 per share. The Company received net proceeds of approximately $309.8 million from the FPO after deducting underwriting discounts and commissions and estimated offering expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited and unaudited consolidated financial statements and the notes contained elsewhere in this Quarterly Report on Form 10-Q and our Annual Report. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in “Risk Factors” in our 2020 Annual Report. See “Special Note Regarding Forward-Looking Statements.”
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
Recent Developments
Follow-on Public Offering
On May 3, 2021, we closed our follow-on public offering, in which we issued and sold 5,526,861 shares of our common stock, including the full exercise by the underwriters of their option to purchase 720,894 additional shares of our common stock, at a public offering price of $59.00 per share, which resulted in net proceeds of approximately $309.8 million after deducting underwriting discounts and commissions and estimated offering expenses. We expect to use the proceeds from the FPO for acquisitions, working capital and other general corporate purposes.
HEAVY 16 Acquisition
On May 3, 2021, we closed an acquisition of 100% of the issued and outstanding membership interests of Field 16, LLC, a Delaware limited liability company ("HEAVY 16"), pursuant to the terms of a unit purchase and contribution agreement, dated April 26, 2021 (the "Purchase Agreement"), by and among us, HEAVY 16, F16 Holding LLC, a California limited liability company (the ‘‘Seller’’), and the members of the Seller, for a purchase price of up to $78.1 million, consisting of $63.1 million in cash and 255,945 shares of our common stock valued at approximately $15 million based on the market at the time the Purchase Agreement was executed (the “Acquisition”). The purchase price includes a potential earn out payment of up to $2.5 million based on achievement of certain performance metrics. In connection with the Acquisition, we intend to enter into employment agreements with certain key employees of HEAVY 16.

HEAVY 16 is a leading manufacturer and supplier of branded plant nutritional products, with nine core products that are currently sold to approximately 300 retail stores across the U.S. The HEAVY 16 products feature a full line of premium nutrients with nine core products used in all stages of plant growth, helping to increase the yield and quality of crops.
New Distribution Centers
In April 2021, we entered into leases for two new distribution centers aggregating approximately 322,000 square feet. One is located in Fairfield, California and is the distribution center that we will relocate to from our Petaluma, California distribution facility in connection with the pending sale of that building. The other distribution center is located in Fontana, California which we will relocate to from our Santa Fe Springs, California distribution facility.
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
In response to the COVID-19 pandemic, we implemented business continuity plans designed to address the impact of the COVID-19 pandemic on our business, such as restrictions on non-essential business travel, the institution of work-from-home practices and the implementation of strategies for workplace safety at our facilities. In March 2020, the majority of the employees at our headquarters transitioned to working remotely. For several weeks following the initial outbreak of COVID-19, we experienced a material impact to our supply chain that inhibited growth and results of operations. While we are not currently experiencing material adverse impacts to our supply chain, we intend to continue to source many products from China. It is difficult to predict the extent to which COVID-19 may continue to spread. As of the date of this Quarterly Report on Form 10-Q manufacturers in China and in North America are generally back in operation; however, new waves of the COVID-19 pandemic could result in the re-closure of factories in China and/or in North America. Quarantine orders and travel restrictions within the U.S. and other countries may also adversely impact our supply chains, the manufacturing of our own products and our ability to obtain necessary materials. Consequently, we may be unable to obtain adequate inventory to fill purchase orders or manufacture our own products, which could adversely affect our business, results of operations and financial condition. Furthermore, potential suppliers or sources of materials may pass the increase in sourcing costs due to the COVID-19 pandemic to us through price increases, thereby impacting our potential future profit margins.
Our customers reside in countries, primarily the U.S. and Canada, that are currently affected by the COVID-19 pandemic. Many of these customers have experienced shelter-in-place measures in attempts to contain the spread of COVID-19, including general lockdowns, closure of schools and non-essential businesses, bans on gatherings and travel restrictions. Our sales growth for the three months ended March 31, 2021 was approximately $44.5 million or 66.5% higher than the same period in 2020. A portion of our net sales during this period could be due to pull-through demand for our products due to higher consumption of CEA products from individuals spending more time at home due to shelter-in-place measures.
Our business has remained resilient during the COVID-19 pandemic. As of March 31, 2021, our manufacturing and distribution operations are viewed as essential services and continue to operate. Our key suppliers, retailers and resellers have been designated as essential services and remain open at this time; however, in certain places they are operating under reduced hours and capacity limitations. The majority of U.S. and Canadian cannabis businesses have been designated as essential by U.S. State and Canadian government authorities. The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time.

Recent Transactions
JPMorgan Credit Facility
On March 29, 2021, we and certain of our subsidiaries entered into a Senior Secured Revolving Credit Facility (the “JPMorgan Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender (“JPMorgan”), and the lenders from time to time party thereto. The JPMorgan Credit Facility replaces the Loan and Security Agreement with Encina Business Credit, LLC (as amended to date, the “Encina Credit Facility”). There was no outstanding indebtedness under the Encina Credit Facility when it was replaced. The JPMorgan Credit Facility, among other things, provides for an asset based senior revolving credit line (the “Senior Revolver”) with JPMorgan as the initial lender. The three-year Senior Revolver has a borrowing limit of $50 million. We have the right to increase the amount of the Senior Revolver in an amount up to $25 million by obtaining commitments from JPMorgan or from other lenders. Our and our subsidiaries’ obligations under the JPMorgan Credit Facility are secured by a first priority lien (subject to certain permitted liens) in substantially all of our and our subsidiaries’ respective personal property assets pursuant to the terms of a U.S. and a Canadian Pledge and Security Agreement, dated March 29, 2021 and the other security documents. The JPMorgan Credit Facility is more fully described in Note 7, Debt under Revolving asset-back credit facilities in the notes to our unaudited interim condensed consolidated financial statements.
Initial Public Offering
On December 14, 2020, we completed our initial public offering (“IPO”), in which we issued and sold 9,966,667 shares of our common stock, including the full exercise by the underwriters of their option to purchase 1,300,000 additional shares of our common stock, at a public offering price of $20.00 per share, which resulted in net proceeds of $182.3 million after deducting underwriting discounts and commissions and offering expenses. The proceeds from the IPO were used to (i) repay amounts outstanding under the Term Loan by and among Term Loan Obligors, Brightwood Loan Services, LLC and the other lenders party thereto of $76.6 million (includes accrued interest and fees of $0.3 million), (ii) to pay down certain amounts outstanding under the Encina Credit Facility of $33.4 million, (iii) to repay $3.3 million under the promissory note to JPMorgan Chase, N.A. through the U.S. Small Business Administrative Paycheck Protection Program, and (iv) to pay $2.6 million to settle the Series A preferred stock dividend. Our common stock began trading on the Nasdaq Global Select Market on December 10, 2020.
Reverse Stock Split
Our board of directors and stockholders approved an amendment to our amended and restated certificate of incorporation effecting a 1-for-3.3712 reverse stock split of our issued and outstanding shares of common stock. The reverse split was effected on November 24, 2020 without any change in the par value per share.

Results of Operations—Comparison of three months ended March 31, 2021 and 2020
The following table sets forth our unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended March 31,
	2021		2020		Period change
Net sales	$111,389	100.0%	$66,897	100.0%	$44,492	66.5%
Cost of goods sold	88,166	79.2%	55,333	82.7%	32,833	59.3%
Gross profit	23,223	20.8%	11,564	17.3%	11,659	100.8%
Operating expenses:
Selling, general and administrative	16,826	15.1%	11,722	17.5%	5,104	43.5%
Impairment, restructuring and other	15	0.0%	9	0.0%	6	66.7%
Income (loss) from operations	6,382	5.7%	(167)	-0.2%	6,549	-3,921.6%
Interest expense	(90)	-0.1%	(2,803)	-4.2%	2,713	-96.8%
Loss on debt extinguishment	(680)	-0.6%	—	0.0%	(680)	n/a %
Other income, net	84	0.1%	21	0.0%	63	300.0%
Income (loss) before tax	5,696	5.1%	(2,949)	-4.4%	8,645	-293.2%
Income tax expense	(756)	-0.7%	(144)	-0.2%	(612)	425.0%
Net income (loss)	4,940	4.4%	(3,093)	-4.6%	8,033	-259.7%
Cumulative dividends allocated to Series A Convertible Preferred Stock	—	0.0%	(634)	-0.9%	634	-100.0%
Net income (loss) attributable to common stockholders	$4,940	4.4%	$(3,727)	-5.6%	8,667	-232.5%

Net sales
Net sales for the three months ended March 31, 2021 increased $44.5 million, or 66.5%, compared to the same period in 2020. The increase in net sales was primarily due to a 59.6% increase in volume of products sold and a 6.9% increase in price of products sold. The increase in volume of products sold was primarily related to (i) higher demand from the end-markets across numerous U.S. states, including, but not limited to California, Oklahoma, Michigan and Canada, and (ii) higher demand for our proprietary branded products which grew at a faster pace than our preferred and distributed brands during the period. The increase in price was primarily related to list price increases and more effective sales incentives.
Gross profit
Gross profit for the three months ended March 31, 2021 increased $11.7 million, or 100.8%, compared to the same period in 2020. The increase in gross profit was primarily related to (i) the aforementioned increase in net sales and (ii) a significant increase in our gross profit margin percentage (gross profit as a percent of net sales). Our gross profit margin percentage increased to 20.8% for the three months ended March 31, 2021 from 17.3% in the same period in 2020. The higher gross profit margin percentage is primarily due to a more favorable sales mix of proprietary brand products, which typically carries a higher gross margin than our preferred and distributed branded products, improved labor efficiency, and lower freight cost as a percentage of net sales.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2021 increased by $5.1 million, or 43.5%, compared to the same period in 2020, but decreased as a percentage of sales to 15.1% from 17.5% due to economies of scale as our net sales grew faster than our selling, general and administrative expenses. The $5.1 million increase in selling, general and administrative expenses is primarily related to higher compensation costs (an increase of $1.5 million), consulting fees (an increase of $1.8 million, which includes $0.7 million of acquisition-related costs), insurance costs (an increase of $0.6 million), and share-based compensation (an increase of $1.2 million, which includes $0.2 million of employer payroll taxes). These increases were largely the result of the increased costs associated with running a public company and support of our long-term growth strategy.

Interest expense
Interest expense decreased by $2.7 million, or 96.8%, for the three months ended March 31, 2021 compared to the same period in the prior year, due to the payoff of the Term Loan and pay down of the Encina Credit Facility in connection with the IPO.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended March 31, 2021 was $0.7 million, which resulted primarily from the write-off of unamortized deferred financing costs associated with the payoff of the Encina Credit Facility.
Income tax expense
Income tax expense increased by $0.6 million for the three months ended March 31, 2021 compared to the same period in the prior year, due to an increase in income before taxes.

Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). However, management believes that certain non-GAAP financial measures provide investors of our financial information with additional useful information in evaluating our performance and that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net income (loss) provides useful supplemental measures that assist in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. These non-GAAP financial measures may be different than similarly titled measures used by other companies.
To supplement our condensed unaudited consolidated financial statements which are prepared in accordance with GAAP, we use “Adjusted EBITDA” and “Adjusted EBITDA as a percent of sales” which are non-GAAP financial measures (collectively referred to as “Adjusted EBITDA”). Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:
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
We define Adjusted EBITDA as net income (loss) excluding interest expense, income taxes, depreciation and amortization, stock-based compensation, employer payroll taxes on stock-based compensation and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the three months ended March 31, 2021 and 2020 (In thousands):

	Three months ended March 31,
	2021	2020
Net Income (Loss)	$4,940	$(3,093)
Interest expense	90	2,803
Income taxes	756	144
Depreciation and amortization	1,591	1,715
Impairment, restructuring and other	15	9
Acquisition expenses *	659	—
Other income, net	(84)	(21)
Stock-based compensation**	1,258	34
Loss on debt extinguishment	680	—
Adjusted EBITDA	$9,905	$1,591
Adjusted EBITDA as a percent of net sales	8.9%	2.4%
(*) Includes consulting, transaction services and legal fees incurred for the completed HEAVY16 acquisition and certain potential acquisitions.
(**) Includes the amount of employer payroll taxes on stock-based compensation.

Liquidity and Capital Resources
The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(2,638)	$(1,747)
Net cash (used in) provided by investing activities	(445)	1,932
Net cash used in financing activities	(11,827)	(1,234)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	(146)
Net decrease in cash, cash equivalents and restricted cash	(14,914)	(1,195)
Cash, cash equivalents and restricted cash at beginning of period	76,955	32,857
Cash, cash equivalents and restricted cash at end of period	$62,041	$31,662
Operating Activities
Net cash used in operating activities was $2.6 million for the three months ended March 31, 2021, primarily consisting of $4.2 million in non-cash expense addbacks, which were largely composed of depreciation and amortization, stock-based compensation expense, non-cash operating lease and other non-cash expense, to reconcile net income of $4.9 million to net cash used in operating activities, less a $11.7 million increase in working capital. This change in working capital primarily reflects a $23.4 million increase in accounts receivable, inventories, prepaid expenses and other current assets, and other assets for the period offset by a $14.3 million increase in accounts payable, as well as a decrease in accrued expenses and other current liabilities of $1.8 million, and a decrease in lease liabilities of $0.8 million due to payments on lease obligations during the period.
Net cash used in operating activities was $1.7 million for the three months ended March 31, 2020, primarily consisting of $3.2 million in non-cash addbacks, which were largely composed of depreciation and amortization, non-cash operating lease and other non-cash expense, to reconcile net loss of $3.1 million to net cash used in operating activities, less a $1.8 million increase in working capital. This change in working capital primarily reflects a $5.7 million net increase in accounts receivable and inventories for the period offset by a $4.8 million increase in accounts payable and accrued expenses and other current liabilities as well as a decrease in lease liabilities of $0.9 million due to payments on lease obligations during the period.
Investing Activities
We had minimal investing activities for the three months ended March 31, 2021. For the three months ended March 31, 2020, we received proceeds from a $2.0 million note receivable from a third party.
Financing Activities
For the three months ended March 31, 2021, we paid $11.6 million related to employee's withholding tax in connection with the vesting of certain restricted stock units. For the three months ended March 31, 2020, draws under the Encina Credit Facility were less than repayments by $4.9 million. We also received proceeds of $3.8 million from the issuance of Series A preferred stock.
Credit Facilities
On March 29, 2021, we and certain of our direct and indirect subsidiaries (the "JPMorgan Obligors") entered into a Senior Secured Revolving Credit Facility (the "JPMorgan Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders from time to time party thereto. The JPMorgan Credit Facility replaced the Encina Credit Facility. The JPMorgan Credit Facility is due on the earlier of March 29, 2024 or any earlier date on which the revolving commitments are reduced to zero.
The three-year JPMorgan Credit Facility has a borrowing limit of $50.0 million with an option to request an increase in the revolving commitment by up to $25.0 million, drawn in $5.0 million increments, for a total not to exceed $75.0 million, subject to customary condition ("Revolver"). The Revolver maintains an interest rate of LIBOR plus 1.95% and has a 0.0% LIBOR floor. A fee of 0.25% per annum is charged for available but unused borrowings as defined. The JPMorgan Obligors had approximately $50.0 million available to borrow under the JPMorgan Credit Facility as of March 31, 2021.

The JPMorgan Credit Facility maintains certain reporting requirements, affirmative covenants, negative covenants and financial covenants ("debt covenants"). The financial covenants include that we must maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis. The JPMorgan Obligors were in compliance with all debt covenants as of March 31, 2021.
The JPMorgan Credit Facility is secured by our assets and the assets of certain of our subsidiaries obligated under the JPMorgan Credit Facility.
Emerging Growth Company Status
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. We have elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, we are entitled to rely on certain exemptions as an emerging growth company, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items. These exemptions will apply for a period of five years following the completion of our IPO or until we no longer meet the requirements of being an emerging growth company, whichever is earlier. We expect that we will no longer be an emerging growth company on December 31, 2021.
Critical Accounting Policies and Estimates
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2020 Annual Report includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Foreign Currency Risk
The functional currency of our Eddi’s Wholesale Garden Supplies, Ltd. (“Eddi’s”) and SunBlaster LLC (“SunBlaster”) operations is the Canadian dollar (“CAD”) and the functional currency for Eltac XXI S.L. is the Euro. For the purposes of presenting these consolidated financial statements, the assets and liabilities of subsidiaries with CAD or Euro functional currencies are translated into USD using exchange rates prevailing at the end of each reporting period. Income and expense items are translated at the average rate prevailing during the period with exchange differences impacting other comprehensive income (loss) in equity. Currently, a portion of our inventory purchases for Eddi’s and Sunblaster is in USD. However, Eddi’s sales will primarily be in CAD while Sunblaster sales will be in both USD and CAD. Additionally, Eddi’s and Sunblaster settle their operating expenses in CAD. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the CAD.
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
Impact of Inflation
Our results of operations and financial condition are presented based on historical costs. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. However, we cannot provide assurances that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses previously disclosed in our 2020 Annual Report.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management determined that the previously disclosed material weaknesses have not been remediated as of March 31, 2021. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
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
Changes in Internal Controls over Financial Reporting
Other than disclosed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously reported in our 2020 Annual Report. See the risk factors set forth in our 2020 Annual Report on Form 10-K under the caption "Item 1A - Risk Factors."
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
On December 9, 2020, our registration statement on Form S-1, as amended (File No. 333-250037) relating to the IPO of our common stock was declared effective by the SEC. Pursuant to such registration statement, we sold an aggregate of 9,966,667 shares of our common stock, including 1,300,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a price of $20.00 per share. Including the underwriters’ option exercise, the aggregate net proceeds from the offering were approximately $182.3 million, after deducting underwriting discounts and commissions and estimated offering expenses. J.P. Morgan Securities LLC and Stifel, Nicolaus & Company, Incorporated acted as lead joint book-running managers for the offering. Deutsche Bank Securities Inc., Truist Securities, Inc. and William Blair & Company, L.L.C. served as book-running managers for the offering. The proceeds from the IPO were used to (i) repay amounts outstanding under the Term Loan by and among Term Loan Obligors, Brightwood Loan Services, LLC and the other lenders party thereto of $76.6 million (includes accrued interest and fees of $0.3 million), (ii) pay down certain amounts outstanding under the Encina Credit Facility of $33.4 million, (iii) repay $3.3 million under the promissory note to JPMorgan Chase, N.A. through the U.S. Small Business Administrative Paycheck Protection Program, and (iv) pay $2.6 million to settle the Series A preferred stock dividend. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.
There has been no material change in the planned use of proceeds from our IPO as described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on December 11, 2020.
Unregistered Sales of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit	Description

2.1
Amended and Restated Agreement and Plan of Merger, dated August 28, 2018, by and among Hydrofarm Holdings Group, Inc., Hydrofarm Merger Sub, Inc. and Hydrofarm Investment Corp. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

3.1
Amended and Restated Certificate of Incorporation of Hydrofarm Holdings Group, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Hydrofarm Holdings Group, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).

3.3
Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Hydrofarm Holdings Group, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

3.4	Amended and Restated Bylaws (Incorporated by reference to the Company's Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).
4.1
Specimen Common Stock Certificate of the Hydrofarm Holdings Group, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.1
Credit Agreement, dated March 29, 2021, by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, and JPMorgan Chase Bank, N.A. (Incorporated by referenced to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*    Filed herewith.
# The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Hydrofarm Holdings Group, Inc.

Date: May 13, 2021	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer
(Principal Financial and Accounting Officer)