Form 10-Q
period 2021-06-30
HYDROFARM HOLDINGS GROUP, INC.
filed 2021-08-13
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number: 001-39773

Hydrofarm Holdings Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-4895761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
270 Canal Road
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 20, 2021, the registrant had 43,926,486 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$193,590	$75,178
Restricted cash	1,777	1,777
Accounts receivable, net	33,637	21,626
Inventories	121,497	88,618
Notes receivable	306	3,151
Prepaid expenses and other current assets	10,335	9,567
Total current assets	361,142	199,917
Property and equipment, net	6,187	3,988
Operating lease right-of-use assets	28,994	18,289
Goodwill	147,032	—
Intangible assets, net	107,312	52,421
Other assets	5,106	1,180
Total assets	$655,773	$275,795
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$33,781	$22,638
Accrued expenses and other current liabilities	28,401	21,615
Current portion of lease liabilities	5,305	3,701
Current portion of long-term debt	1,146	746
Total current liabilities	68,633	48,700
Long-term lease liabilities	24,342	15,320
Long-term debt	555	290
Other long-term liabilities	82	567
Total liabilities	93,612	64,877
Commitments and contingencies (Note 12)
Convertible preferred stock ($0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020)	—	—
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 41,296,585 and 33,499,953 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	4	3
Additional paid-in capital	707,690	364,248
Accumulated other comprehensive income	1,202	599
Accumulated deficit	(146,735)	(153,932)
Total stockholders’ equity	562,161	210,918
Total liabilities, convertible preferred stock and stockholders’ equity	$655,773	$275,795
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	$133,800	$91,208	$245,189	$158,105
Cost of goods sold	104,210	73,333	192,376	128,666
Gross profit	29,590	17,875	52,813	29,439
Operating expenses:
Selling, general and administrative	27,258	12,838	44,084	24,560
Impairment, restructuring and other	1	83	16	92
Income from operations	2,331	4,954	8,713	4,787
Interest expense	(54)	(2,506)	(144)	(5,309)
Loss on debt extinguishment	—	—	(680)	—
Other income, net	43	305	127	326
Income (loss) before tax	2,320	2,753	8,016	(196)
Income tax expense	(63)	(186)	(819)	(330)
Net income (loss)	2,257	2,567	7,197	(526)
Cumulative dividends allocated to Series A Convertible Preferred Stock	—	(674)	—	(1,308)
Net income (loss) attributable to common stockholders	$2,257	$1,893	$7,197	$(1,834)

Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$0.08	$0.20	$(0.09)
Diluted	$0.05	$0.08	$0.18	$(0.09)
Weighted-average shares of common stock outstanding:
Basic	37,862,417	20,688,439	35,792,374	20,688,439
Diluted	42,044,929	20,877,167	40,523,686	20,688,439
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	2,257	2,567	$7,197	$(526)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	380	648	603	(635)
Total comprehensive income (loss)	$2,637	$3,215	$7,800	$(1,161)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2020	7,725,045	$26,228	20,688,439	$2	$155,579	$(1,427)	$(149,752)	$4,402
Stock-based compensation expense	—	—	—	—	131	—	—	131
Series A Convertible Preferred Stock cumulative dividend	—	674	—	—	(674)	—	—	(674)
Net income	—	—	—	—	—	—	2,567	2,567
Foreign currency translation gain	—	—	—	—	—	648	—	648
Balance, June 30, 2020	7,725,045	$26,902	20,688,439	$2	$155,036	$(779)	$(147,185)	$7,074
Balance, March 31, 2021	—	$—	33,970,364	$3	$360,015	$822	$(148,992)	$211,848
Common stock issued upon exercise of options	—	—	69,675	—	587	—	—	587
Issuance of common stock for vesting of restricted stock units	—	—	151,423	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	—	—	(58,300)	—	(3,315)	—	—	(3,315)
Issuance of common stock under cashless warrant exercise	—	—	29,087	—	—	—	—	—
Issuance of common stock under investor warrant exercise	—	—	1,351,530	—	22,787	—	—	22,787
Issuance of common stock in connection with follow-on public offering, net of offering costs of $16,303	—	—	5,526,861	1	309,781	—	—	309,782
Issuance of common stock in connection with business combination	—	—	255,945	—	16,736	—	—	16,736
Stock-based compensation expense	—	—	—	—	1,099	—	—	1,099
Net income	—	—	—	—	—	—	2,257	2,257
Foreign currency translation gain	—	—	—	—	—	380	—	380
Balance, June 30, 2021	—	$—	41,296,585	$4	$707,690	$1,202	$(146,735)	$562,161
The accompanying notes are an integral part of the condensed consolidated financial statements.
4

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	7,007,429	$21,802	20,688,439	$2	$156,179	$(144)	$(146,659)	$9,378
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs of $169	717,616	2,342	—	—	—	—	—	—
Collection of receivable for issuance of Series A Convertible Preferred Stock	—	1,450	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	165	—	—	165
Series A Convertible Preferred Stock cumulative dividend	—	1,308	—	—	(1,308)	—	—	(1,308)
Net loss	—	—	—	—	—	—	(526)	(526)
Foreign currency translation loss	—	—	—	—	—	(635)	—	(635)
Balance, June 30, 2020	7,725,045	$26,902	20,688,439	$2	$155,036	$(779)	$(147,185)	$7,074
Balance, January 1, 2021	—	$—	33,499,953	$3	$364,248	$599	$(153,932)	$210,918
Common stock issued upon exercise of options	—	—	101,947	—	859	—	—	859
Issuance of common stock for vesting of restricted stock units	—	—	365,747	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	—	—	(146,660)	—	(8,821)	—	—	(8,821)
Issuance of common stock under cashless warrant exercise	—	—	341,262	—	—	—	—	—
Issuance of common stock under investor warrant exercise	—	—	1,351,530	—	22,787	—	—	22,787
Issuance of common stock in connection with follow-on public offering, net of offering costs of $16,303	—	—	5,526,861	1	309,781	—	—	309,782
Issuance of common stock in connection with business combination	—	—	255,945	—	16,736	—	—	16,736
Stock-based compensation expense	—	—	—	—	2,100	—	—	2,100
Net income				—	—	—	7,197	7,197
Foreign currency translation gain	—	—	—	—	—	603	—	603
Balance, June 30, 2021	—	$—	41,296,585	$4	$707,690	$1,202	$(146,735)	$562,161
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2021	2020
Operating activities
Net income (loss)	$7,197	$(526)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,778	3,662
Stock-based compensation expense	2,100	165
Non-cash operating lease expense	2,071	1,751
Other	1,287	(20)
Changes in assets and liabilities:
Accounts receivable	(5,055)	(10,115)
Inventories	(27,293)	(4,943)
Prepaid expenses and other current assets	(323)	(2,263)
Other assets	(1,025)	34
Accounts payable	8,220	8,118
Accrued expenses and other current liabilities	10,403	4,730
Lease liabilities	(1,851)	(1,474)
Other long-term liabilities	(10)	(515)
Net cash used in operating activities	(501)	(1,396)
Investing activities
Business Combinations, net of cash, cash equivalents and restricted cash acquired	(195,816)	—
Purchases of property and equipment	(691)	(308)
Proceeds from notes receivable	—	2,000
Other	(100)	20
Net cash (used in) provided by investing activities	(196,607)	1,712
Financing activities
Proceeds from issuance of common stock upon follow-on public offering, net of offering costs	309,798	—
Proceeds from exercises of investor warrants	20,295	—
Payment of withholding tax related to restricted stock units	(14,910)	—
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs	—	3,792
Borrowings from PPP Loan	—	3,274
Borrowings under revolving credit facilities	69,923	119,911
Repayments of revolving credit facilities	(69,716)	(126,314)
Other	57	(320)
Net cash provided by financing activities	315,447	343
Effect of exchange rate changes on cash, cash equivalents and restricted cash	73	(64)
Net increase in cash, cash equivalents and restricted cash	118,412	595
Cash, cash equivalents and restricted cash at beginning of period	76,955	32,857
Cash, cash equivalents and restricted cash at end of period	$195,367	$33,452
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
Follow-on public offering
On May 3, 2021, the Company closed its follow-on public offering ("follow-on offering") under a registration statement effective April 28, 2021, in which it issued and sold 5,526,861 shares of its common stock, including the full exercise by the underwriters of its option to purchase 720,894 additional shares of common stock. The public offering price was $59.00 per share. The Company received net proceeds of approximately $309.8 million from the follow-on offering after deducting underwriting discounts and commissions and offering expenses.
Initial public offering
On December 14, 2020, the Company closed its initial public offering (“IPO”) under a registration statement effective December 9, 2020, in which it issued and sold 9,966,667 shares of its common stock, including the full exercise by the underwriters of its option to purchase 1,300,000 additional shares of common stock. The public offering price was $20.00 per share. The Company received net proceeds of approximately $182.3 million from the IPO after deducting underwriting discounts and commissions and offering expenses.

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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include provisions for sales returns, rebates and claims from customers, realization of accounts receivable and inventories, fair value of assets acquired and liabilities assumed for business combinations, valuation of intangible assets and goodwill, incremental borrowing rate applied in lease accounting, valuation of stock, valuation of stock-based compensation, recognition of deferred income taxes, recognition of liabilities related to commitments and contingencies and valuation allowances. Actual results may differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information available.
Business Combinations
Acquisitions of businesses are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition date fair values of the assets transferred, liabilities incurred to the former owners of the acquiree and the equity interests issued in exchange for control of the acquiree. Acquisition related costs are recognized in net income (loss) as incurred.
When the consideration transferred in a business combination includes assets or liabilities resulting from a contingent consideration arrangement, the contingent consideration is measured at its acquisition date fair value and included as part of the consideration transferred in a business combination. Contingent consideration is established for business acquisitions where the Company has the obligation to transfer additional assets or equity interests to the former owners if specified future events occur or conditions are met. Contingent consideration is classified as a liability when the obligation requires settlement in cash or other assets and is classified as equity when the obligation requires settlement in the Company's own equity instruments. Changes in the fair value of the contingent consideration that qualify as measurement period adjustments are adjusted retrospectively, with a corresponding adjustment to goodwill. Measurement period adjustments are adjustments that arise from additional information obtained during the measurement period (which cannot exceed one year from the acquisition date) about facts and circumstances that existed at the acquisition date. All other subsequent changes in the fair value of contingent consideration classified as an asset or liability are included in net income (loss) in the period. Changes in the fair value of contingent consideration classified as equity are not recognized.
For a given acquisition, the Company may identify certain pre-acquisition contingencies as of the acquisition date and may extend its review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess these contingencies as part of acquisition accounting, as applicable.

Goodwill is measured as the excess of the sum of the consideration transferred, the amount of any non‑controlling interests in the acquiree, and the fair value of the acquirer’s previously held equity interest in the acquire (if any) over the net of the acquisition‑date fair value amounts of the identifiable assets acquired and the liabilities assumed.

If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Company reports provisional amounts for the items for which the accounting is incomplete. Those provisional amounts are adjusted during the measurement period, or additional assets or liabilities are recognized, to reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that time. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to net income (loss).

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
Entity-wide information
Sales to external customers and property and equipment, net in the United States and Canada, determined by the location of the subsidiaries, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
United States	$111,356	$75,787	$202,028	$129,291
Canada	23,832	16,283	46,096	30,385
Intersegment eliminations	(1,388)	(862)	(2,935)	(1,571)
Total consolidated net sales	$133,800	$91,208	$245,189	$158,105

	June 30, 2021	December 31, 2020
United States	$5,539	$3,272
Canada	648	716
Total property and equipment, net	$6,187	$3,988
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

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$193,590	$75,178
Restricted cash	1,777	1,777
Cash and cash equivalents, and restricted cash	$195,367	$76,955
Cash and cash equivalents and restricted cash as of June 30, 2020 were $31,827 and $1,625, respectively, for total cash, cash equivalents and restricted cash as of June 30, 2020 of $33,452.

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
The amount billed to customers for shipping and handling costs included in net sales was $1,683 and $2,928 during the three and six months ended June 30, 2021, respectively, and $1,588 and $2,344 during the three and six months ended June 30, 2020, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold under the practical expedient provisions of ASC 606. Deferred revenues are not material. The Company does not receive noncash consideration for the sale of goods. There are no significant financing components. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities under the practical expedient provisions.
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
The Company’s effective tax rates for the six months ended June 30, 2021 and 2020 differ from the federal statutory rate of 21% principally as a result of reducing valuation allowances on the Company's deferred tax assets related to net operating loss carryforward.
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
The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued and other current liabilities approximate their fair value due to their short-term maturities using level 2 inputs. The fair value of contingent consideration is classified within level 3 of the fair value hierarchy (See discussion of contingent consideration in Note 3, Business Combinations).

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
In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The amendments are effective for fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company early adopted the standard effective January 1, 2021 with no impact on the condensed consolidated financial statements.
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
3. BUSINESS COMBINATIONS
Heavy 16 Acquisition
On May 3, 2021, the Company acquired 100% of the issued and outstanding membership interests of Field 16, LLC ("Heavy 16"), a leading manufacturer and supplier of branded plant nutritional products. As a result of the acquisition, the Company is broadening its proprietary branded offering into the plant nutrients category complementing other product offerings. The acquisition fair value of the consideration transferred for Heavy 16 was $77,855, consisting of $60,775 in cash, $16,736 of the Company's common stock and $344 contingent consideration. The fair value of the common stock issued was determined based on the closing market price of the Company's common stock on the acquisition date. The financial results of Heavy 16 are included in the U.S. operating segment since the acquisition date.

Pursuant to the purchase agreement, the Company may pay up to an additional $2,500 of contingent consideration based on $200 for each $1,000 above a $21,000 threshold for net sales in calendar year 2021. As a result, the Company recorded a liability for contingent consideration at its estimated fair value of $344 as of the acquisition date in the condensed consolidated balance sheets. The continent consideration was estimated using a Black-Scholes valuation model, which utilized Level 3 inputs as defined in ASC 820 - Fair Value Measurements, including estimated financial forecasts. The key assumptions in applying the valuation model were as follows: a 10% required revenue metric risk premium and 0.33% discount periods. The contingent consideration was divided into thirteen standalone option calculations and utilized the same expected value of revenue which was calculated by discounting forecasted sales, by the revenue return metric, and adding year-to-date net sales.

The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved with changes in fair value being recognized within selling, general and administrative expense in the condensed consolidated statements of operations. As of June 30, 2021, the related contingent consideration was $604.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

The following table sets forth the components and the preliminary allocation of the purchase price for the Company's acquisition of Heavy 16:

Components of Purchase Price:	Amount
Cash	$60,775
Common stock	16,736
Contingent consideration	344
Total purchase price	$77,855

Acquisition-related costs	$2,865

Allocation of Purchase Price:
Identifiable assets (liabilities)
Accounts receivable, net	$510
Inventories	1,451
Prepaid expenses and other current assets	34
Property and equipment, net	1,078
Operating lease right-of-use assets	1,088
Other assets	25
Accounts payable	(1,055)
Accrued expenses and other current liabilities	(226)
Current portion of lease liabilities	(274)
Long-term lease liabilities	(868)
Net identifiable assets	1,763
Identifiable intangible assets
Backlog	200
Customer relationships	5,100
Trademarks and trade names	18,500
Technology and formulations & recipes	33,600
Total identifiable intangible assets	57,400
Goodwill	18,692
Total purchase price allocation	$77,855
Goodwill arose on the acquisition of Heavy 16 because the consideration paid for the combination effectively included amounts in relation to the benefit of expected synergies, revenue growth, future market development and the assembled workforce. These benefits are not recognized separately from goodwill and they do not meet the recognition criteria for identifiable intangible assets. The amount of goodwill is fully deductible for tax purposes.
The customer relationships and technology and formulation & recipes were assigned estimated useful lives of 18 years. The trademarks and trade names are considered to have indefinite useful lives and will be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that assets are impaired. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period as the Company's fair value assessments are finalized.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

House & Garden Acquisition
On June 1, 2021, the Company acquired 100% of the issued and outstanding shares of capital stock of House & Garden, Inc. (“HG”), Humboldt Wholesale, Inc. (“HW”), Allied Imports & Logistics, Inc. (“Allied”), South Coast Horticultural Supply, Inc. (“SC” and, together with HG, HW and Allied, the “H&G Entities”), a manufacturer and distributor of premium grade plant nutrients and fertilizers to domestic and various international markets. As a result of the acquisition, the Company is further broadening its proprietary branded offering into the plant nutrients category complementing other product offerings. The acquisition date fair value of the consideration transferred for the H&G Entities was $135,041 in cash. The financial results of the H&G Entities are included in the U.S. operating segment since the acquisition date.
The following table sets forth the components and the preliminary allocation of the purchase price for the Company's acquisition of the H&G Entities:

Component of Purchase Price:	Amount
Cash	$135,041
Total purchase price	$135,041

Acquisition-related costs	$4,509

Allocation of Purchase Price:
Identifiable assets (liabilities)
Accounts receivable, net	$3,308
Inventories	4,153
Prepaid expenses and other current assets	493
Property and equipment, net	358
Operating lease right-of-use assets	1,921
Other assets	217
Accounts payable	(1,320)
Accrued expenses and other current liabilities	(481)
Current portion of lease liabilities	(447)
Long-term lease liabilities	(1,501)
Net identifiable assets	6,701
Goodwill	128,340
Total purchase price allocation	$135,041
The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the provisional measurement of goodwill is subject to change. The amount of goodwill is not deductible for tax purposes.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Supplemental Disclosure Of Financial Results
The following represents the condensed consolidated statements of operations as if the acquisitions had been included in the consolidated results of the Company for the entire periods presented below. Management considers these estimates to represent an approximate measure of the performance of the combined Company.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	$144,982	$105,667	$274,071	$184,411
Net income	$14,793	$8,033	$28,775	$(1,181)
These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the acquisitions to reflect the additional amortization of intangibles and the purchase price adjustments as if they had been applied on January 1, 2020. The supplemental net income for the three and six months ended June 30, 2021 were adjusted to exclude the acquisition-related costs incurred in connection with the acquisitions. Accordingly, the 2020 supplemental net income was adjusted to include these charges. For the tax effects of the net income adjustments, the Company factored in its net operating loss carryforwards.
Since the acquisition date, the estimated net sales and net income of these acquisitions for the three and six months ended June 30, 2021 are $9 million and $4 million, respectively. The Company is in the process of vertically integrating the operations of these acquisitions into Hydrofarm, LLC and its existing functions (e.g., sales, supply chain, marketing, etc.). Accordingly, the net sales and net income of these acquisitions represent an approximation.
Aurora Acquisition
On July 1, 2021, the Company completed the acquisition of 100% of the issued and outstanding membership interests of Gotham Properties LLC (“Gotham Properties”), Aurora Innovations Inc. (“Aurora Innovations”), Aurora International, Inc.(“Aurora International” and, together with Gotham Properties and Aurora Innovations, “Aurora”), a manufacturer of plant fertility product lines free from harmful chemical residues and pesticides. The total purchase price was up to $161 million, consisting of $135 million in cash and $26 million of the Company's common stock, subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness of Aurora. The purchase price excludes a potential earn out payment estimated at approximately $21 million based on achievement of certain performance metrics.
Greenstar/Grotek Acquisition
On August 3, 2021, the Company closed the acquisition of 100% of the issued and outstanding shares of Greenstar Plant Products Inc., (“Greenstar”), a manufacturer of premium horticultural products and solutions for global, domestic and commercial use since 1998. The Company paid a purchase price of approximately $83 million in cash subject to customary adjustments at closing for cash, working capital, transaction expenses and indebtedness of Greenstar.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

4. GOODWILL AND INTANGIBLE ASSETS, NET
As of June 30, 2021, the Company completed the acquisitions of all of the assets of Heavy 16 and the H&G Entities. The acquisitions were accounted for as a business combination, resulting in recognition of $147,032 in goodwill and $57,400 in intangible assets (See Note 3 - Business Combinations).
Goodwill
The changes in goodwill are as follows:

	June 30, 2021	December 31, 2020
Balance, beginning of period	$—	$—
Acquisitions (Note 3)	147,032	—
Balance, end of period	$147,032	$—

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Intangible Assets, net
Intangible assets, net comprised the following:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$8,204	$(6,370)	$1,834	$7,775	$(5,640)	$2,135
Customer relationship (1)	64,476	(13,708)	50,768	59,375	(12,010)	47,365
Technology and formulations & recipes (1)	33,600	(311)	33,289	—	—	—
Other (1)	1,387	(1,387)	—	1,156	(1,156)	—
Total finite-lived intangible assets, net	107,667	(21,776)	85,891	68,306	(18,806)	49,500
Indefinite-lived intangible asset:
Trade names (1)	21,301	—	21,301	2,801	—	2,801
Other	120	—	120	120	—	120
Total Intangible assets, net	$129,088	$(21,776)	$107,312	$71,227	$(18,806)	$52,421
(1) Includes intangible assets acquired from Heavy 16 (See Note 3 - Business Combinations)
Amortization expense was $1,766 and $1,349 for the three months ended June 30, 2021 and 2020, respectively. Amortization expense was $2,972 and $2,724 for the six months ended June 30, 2021 and 2020, respectively.
For intangible assets subject to amortization, the weighted-average amortization period as of June 30, 2021 for computer software, customer relationships, and technology and formulations & recipes, was 5.0 years, 18.0 years, and 18.0 years, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as June 30, 2021 is summarized below:

Estimated Future Amortization Expense
For the period of July 1, 2021 to December 31, 2021	$3,580
Year ending December 31,
2022	6,127
2023	5,567
2024	5,530
2025	5,520
Thereafter	59,567
Total	$85,891

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
Net income (loss) per share attributable to common stockholders
The following table presents information necessary to calculate basic and diluted EPS for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$2,257	$2,567	$7,197	$(526)
Cumulative dividends allocated to Series A Convertible Preferred Stock	—	(674)	—	(1,308)
Net income (loss) available for distribution	2,257	1,893	7,197	(1,834)
Less: Undistributed earnings allocable to participating securities	—	(189)	—	—
Basic and diluted net income (loss) attributable to common stockholders	$2,257	$1,704	$7,197	$(1,834)
Less: Effect on net income (loss) of dilutive securities using the “if converted” method	—	—	—	—
Diluted net income (loss) attributable to common stockholders after adjustment for assumed conversions	$2,257	$1,704	$7,197	$(1,834)
Weighted-average shares of common stock outstanding for basic net income (loss) per share attributable to common stockholders	37,862,417	20,688,439	35,792,374	20,688,439
Dilutive effect of warrants using the treasury stock method	2,030,346	5,428	2,435,405	—
Dilutive effect of restricted stock units using the treasury stock method	1,441,790	183,300	1,550,076	—
Dilutive effect of stock options using the treasury stock method	710,376	—	745,831	—
Weighted-average shares of common stock outstanding for diluted net income (loss) per share attributable to common stockholders	42,044,929	20,877,167	40,523,686	20,688,439
Basic net income (loss) per share attributable to common stockholders	$0.06	$0.08	$0.20	$(0.09)
Diluted net income (loss) per share attributable to common stockholders	$0.05	$0.08	$0.18	$(0.09)
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Shares subject to warrants outstanding	2,822,764	344,678	3,261,951	—
Shares subject to unvested restricted stock units subject to time-based and/or market-based conditions vesting	1,554,156	309,348	1,659,654	—
Shares subject to stock options outstanding	857,528	—	884,774	—
The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential common shares as their inclusion would have an anti-dilutive effect on diluted EPS attributable to common stockholders:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Shares subject to warrants outstanding	—	3,541,475	—	3,886,191
Shares subject to unvested restricted stock units with performance conditions	—	1,820,598	—	1,820,598
Shares subject to unvested restricted stock units subject only to time-based vesting	22,979	—	11,553	91,650
Shares subject to stock options outstanding	—	797,413	4,651	791,871
Shares of common stock subject to conversion of 7,725,045 shares Series A Convertible Preferred Stock	—	2,291,469	—	2,291,469
Shares of common stock subject to share settlement of cumulative dividend on Series A Convertible Preferred Stock	—	57,119	—	55,426

6. ACCOUNTS RECEIVABLE, NET AND INVENTORIES
Accounts receivable, net comprised the following:

	June 30, 2021	December 31, 2020
Trade accounts receivable	$30,173	$20,252
Allowance for doubtful accounts	(542)	(918)
Other receivables	4,006	2,292
Total accounts receivable, net	$33,637	$21,626
Inventories comprised the following:

	June 30, 2021	December 31, 2020
Finished goods	$113,786	$83,213
Work-in-process	152	—
Raw materials	9,999	7,837
Allowance for inventory obsolescence	(2,440)	(2,432)
Total inventories	$121,497	$88,618

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

The December 31, 2020 amounts for raw materials were reclassified from finished goods to separate line items to conform to the current year presentation.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

7. OPERATING LEASES
The Company leases its distribution centers from third parties under various non-cancelable lease agreements expiring at various dates through 2030. Certain lease agreements contain renewal options. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. During the three and six months ended June 30, 2021, the Company incurred operating lease costs of $1,678 and $3,172, respectively, and during the three and six months ended June 30, 2020, the Company incurred operating lease costs of $1,410 and $2,828, respectively. These costs are included primarily within selling, general and administrative expense in the condensed consolidated statements of operations.
Supplemental balance sheet information related to the Company’s operating leases are as follows:

	June 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$28,994	$18,289
Total leased assets	$28,994	$18,289
Liabilities
Current portion of lease liabilities	$5,305	$3,701
Long-term lease liabilities	24,342	15,320
Total lease liabilities	$29,647	$19,021
As of June 30, 2021, future minimum lease payments under non-cancelable operating leases are as follows:

Operating
For the period of July 1, 2021 to December 31, 2021	$3,099
Year ending December 31,
2022	6,306
2023	4,761
2024	4,308
2025	4,051
2026	3,226
Thereafter	7,924
Total rental payments	33,675
Less portion representing interest	(4,028)
Total principal	29,647
Less current portion	(5,305)
Long-term portion	$24,342

In July 2021, the Company executed a lease for approximately 246,000 square feet of warehouse space in Surrey, British Columbia, Canada to be available upon expiration of the lease for existing space. The new lease commencing January 1, 2023 has a term of 120 months with two options to renew for an additional five years each at the greater of an amount equal to the annual rent payable for the last twelve months of the initial term or the then fair market value. There is no rent abatement. Monthly rent fee starts at approximate $235, and increases periodically to the final year when the monthly rent is $300.
In July 2021, the Company executed a lease of approximately 6,000 square feet for an office in Petaluma, CA. The new lease commencing August 1, 2021 has a term of 25 months with an option to renew for another two years at the then fair market value. Rent is abated for the first month. Thereafter, monthly rent is approximately $8 until the final year.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

In April 2021, the Company executed a lease for approximately 175,000 square feet of warehouse space in Fairfield, CA for a distribution center that the Company will relocate to from its Petaluma, California distribution facility. The new lease commencing August 15, 2021 has a term of 126 months with an option to renew at the then fair market value for another ten years. Rent is abated for the first six months. Thereafter, monthly rent is approximately $77, and increases periodically to the final year when the monthly rent is $134.

The future minimum lease payments for executed non-cancelable operating leases not yet commenced are as follows:

Operating
For the period of July 1, 2021 to December 31, 2021	$1,100
Year ending December 31,
2022	975
2023	3,907
2024	3,707
2025	4,060
2026	4,431
Thereafter	27,840
Total rental payments	$46,020

In July 2021, the Company executed a sublease agreement for its Santa Fe Springs, CA location. The sublease commences August 1, 2021 and terminates June 30, 2023 in alignment with the master lease. Sublease income for 2021, 2022 and 2023 are $378, $917 and $467, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	June 30, 2021	December 31, 2020
Acquisition post-close related payable	$4,805	$—
Accrued compensation and benefits	4,547	9,902
Freight, custom and duty accrual	2,595	2,603
Goods in transit accrual	3,275	3,845
Audit, tax and legal accrual	3,139	237
Corporate tax accrual	1,297	585
Obligations due under a distribution agreement	1,000	590
Other accrued liabilities	7,743	3,853
Total accrued expenses and other current liabilities	$28,401	$21,615
The December 31, 2020 amounts for audit, tax and legal accrual and corporate tax accrual were reclassified from other accrued liabilities to separate line items to conform to the current year presentation.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

9. DEBT
Term Loan with Brightwood
In May 2017, a term loan in the aggregate principal amount of $75,000 (the “Term Loan”) was obtained by Hydrofarm Holdings LLC and certain of its direct and indirect subsidiaries (the “Term Loan Obligors”) from Brightwood Loan Services LLC. The Term Loan was to mature on May 12, 2022 and was secured by substantially all non-working capital assets and a second lien on working capital assets of the Term Loan Obligors. For the three months ended June 30, 2020, the effective interest rate was 10.00% and interest expense was $1,552. For the six months ended June 30, 2020, the effective interest rate was 10.52% and interest expense was $3,760. The Term Loan was repaid in December 2020.
Revolving asset-backed credit facilities
On July 11, 2019, Hydrofarm Holdings LLC and certain of its direct and indirect subsidiaries (the “Encina Obligors”) entered into the Encina Credit Facility through a certain Loan and Security Agreement whereby the Encina Obligors obtained a revolving asset-based loan commitment in the maximum amount of $45,000 (inclusive of a limit of up to $15,000 of borrowings for the Canadian borrowers and a swingline facility of up to $2,000), subject to applicable borrowing base availability, through Encina Business Credit, LLC. The Encina Credit Facility was due on the earlier of July 11, 2022 or 90 days prior to the scheduled maturity date of the Term Loan. The Encina Credit Facility was secured by working capital assets and a second lien on non-working capital assets. For the three months ended June 30, 2020, the effective interest rate was 9.60% and interest expense was $509. For the six months ended June 30, 2020, the effective interest rate was 9.39% and interest expense was $1,032.
The Encina Credit Facility was repaid in December 2020 and replaced in March 2021. The unamortized deferred financing costs and early termination fees totaling $680 were recognized as a loss on debt extinguishment in the condensed consolidated statements of operations for the six months ended June 30, 2021.
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
The three-year JPMorgan Credit Facility has a borrowing limit of $50,000 with an option to request an increase in the revolving commitment by up to $25,000, drawn in $5,000 increments, for a total not to exceed $75,000, subject to customary condition ("Revolver"). The Revolver maintains an interest rate of LIBOR plus 1.95% and has a 0.0% LIBOR floor. A fee of 0.25% per annum is charged for available but unused borrowings as defined. The JPMorgan Obligors had approximately $50,000 available to borrow under the JPMorgan Credit Facility as of June 30, 2021.
The JPMorgan Credit Facility maintains certain reporting requirements, affirmative covenants, negative covenants and financial covenants ("debt covenants"). The financial covenants include that the Company must maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis. The JPMorgan Obligors were in compliance with all debt covenants as of June 30, 2021.
The JPMorgan Credit Facility is secured by the Company’s assets and the assets of certain of the Company’s subsidiaries obligated under the JPMorgan Credit Facility.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

10. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Capital stock
As of June 30, 2021, the following summarizes shares authorized, issued and outstanding:

Capital stock authorized and outstanding:	Shares authorized	Shares outstanding
Convertible preferred stock	50,000,000	—
Common stock	300,000,000	41,296,585
As of June 30, 2021, the following summarizes shares of common stock reserved for issuance:

Common stock reserved for issuance:	Shares reserved for issuance
Warrants	2,129,441
2020 Employee, Director, and Consultant Equity Incentive Plan	2,140,960
Restricted stock units	1,540,871
Stock options	823,540
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
Warrants
Redemption of investor warrants
On July 19, 2021, the Company completed the redemption ("Redemption") of certain of its outstanding warrants (the "Investor Warrants") that were issued in connection with a private placement of units (the "private placement"), each consisting of a share of common stock and a warrant to purchase an additional one-half (1/2) shares of common stock, which concluded in the fall of 2018.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

The Company was entitled to redeem all of the outstanding Investor Warrants for a redemption price of $0.00033712 per Investor Warrant ("redemption price") if (i) there was an effective registration statement covering the resale of the shares of common stock underlying the Investor Warrants, and (ii) the volume-weighted average price of the Company's common stock for the twenty consecutive trading days prior to the date of the notice of redemption is at least $25.28, of which both requirements were met. Investor Warrants were exercisable at a price of $16.86 per share until July 19, 2021 (the "redemption date"). Any Investor Warrants that remained unexercised immediately after the redemption date were void and no longer exercisable, and the holders of those Investor Warrants were entitled to receive the redemption price.
Prior to the redemption date, 3,367,647 Investor Warrants were exercised, generating total gross proceeds of $56,779, of which $36,484 was received subsequent to June 30, 2021. The Company redeemed 1,491 Investor Warrants at the redemption price.
In connection with the private placement, the Company agreed to engage the placement agent (the "Placement Agent") as the Company's warrant solicitation agent in the event the Investor Warrants were called for Redemption. The Company agreed to pay a warrant solicitation fee to the Placement Agent equal to five percent of the amount of net cash proceeds solicited by the Placement Agent upon the exercise of certain Investor Warrants following such call for Redemption. For the three and six months ended June 30, 2021, total warrant solicitation fee expense was $844 and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. In July 2021, the Company estimates the warrant solicitation fee expense to be approximately $1,105 subject to finalization during the quarter ending September 30, 2021.
As of June 30, 2021, the following table summarizes the outstanding warrants:

	Number of Warrants	Exercise Price
Investor warrants	2,017,594	$16.86
Placement agent warrants	102,502	$8.43
Placement agent warrants	9,345	$16.86
Total	2,129,441	$16.45
For the six months ended June 30, 2021, 163,006 placement agent warrants were exercised on a cashless basis at a price of $16.86 per share for 126,937 shares of common stock and 242,214 placement agent warrants were exercised on as cashless basis at a price of $8.43 per share for 214,325 shares of common stock.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

11. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options, nonqualified stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. Of the total shares available for grant under the 2020 Plan, 2,140,960 remain available as of June 30, 2021.
RSU Activity
RSUs granted to certain executives, employees and members of the Board expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment) and certain awards also have a performance-based vesting requirement (defined as a liquidity event including an initial public offering).
Upon the IPO, the performance-based vesting requirement was satisfied and the employees became vested in the number of RSUs that had satisfied the time-based vesting requirement. The stock-based compensation expense related to remaining service-based awards is recorded over the remaining requisite service period. The following table summarizes the activity related to the Company's RSUs for the six months ended June 30, 2021. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of June 30, 2021:

	Number of RSUs	Weighted average grant date fair value
Balance, January 1, 2021	1,857,444	$6.55
Granted	49,174	$61.85
Vested	(365,747)	$5.94
Balance, June 30, 2021	1,540,871	$8.46
As of June 30, 2021, total unamortized stock-based compensation cost related to unvested RSUs was $9,236 and the weighted-average period over which the compensation is expected to be recognized is 2.11 years. The award granted to a member of the Board in July 2020 and modified in November 2020 contains a market-based vesting condition based on the traded value of shares of the Company’s common stock following the IPO over a specific time frame. For this award, the market condition was factored into its fair value. All of the stock-based compensation expense related to this award was recognized upon the IPO in December 2020. The total shares under the unvested RSUs subject to a market-based vesting condition are 296,630 as of June 30, 2021.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Stock options
The following table summarizes the stock option activity for the six months ended June 30, 2021:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2021	922,796	$8.81	$1.78	8.08
Granted	10,641	$59.03	$25.58
Exercised	(101,947)	$8.43	$0.73
Forfeited	(7,950)	$9.64	$4.77
Outstanding as of June 30, 2021	823,540	$9.50	$2.19	7.67

Exercisable as of June 30, 2021	473,695	$8.43	$0.75	7.08
Unvested as of June 30, 2021	349,845	$10.94	$4.18	2.18
Vested and expected to vest as of June 30, 2021	823,540	$9.50	$2.19	7.67
Since options represent equity awards of the Company, such awards are fair valued as of the grant date for the purposes of measurement and recognition under U.S. GAAP. To measure the fair value of an option, the Black-Scholes valuation model was utilized. The valuation model requires the input of highly subjective assumptions. The weighted average assumptions for awards granted as of June 30, 2021 are as follows:

Estimated weighted-average fair value per stock option	$59.03
Volatility	45%
Risk-free rate	0.85%
Dividend yield	Nil
Expected term in years	6.0
As of June 30, 2021, total compensation cost related to unvested awards not yet recognized was $1,250 and the weighted-average period over which the compensation is expected to be recognized is 2.18 years.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

12. COMMITMENTS AND CONTINGENCIES, AND RELATED PARTY TRANSACTIONS
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
Related party transactions—Hydrofarm Distribution Center
The Company leases a distribution center in Petaluma, California from entities in which a related party is a stockholder. For the three months ended June 30, 2021 and 2020, rent expense for the month to month lease totaled $319 and $320, respectively. For the six months ended June 30, 2021 and 2020, rent expense for the month to month lease totaled $639 for both periods.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

13. SUBSEQUENT EVENTS
On July 29, 2021, the Company executed an intercreditor and subordination agreement ("Agreement") related to the amended and restated note receivable, which is included in notes receivable and other assets, allowing the third-party payee to receive debt financing ("Subordinated Note") that will be used to fund operations. Pursuant to the Agreement, the Subordinated Note is hereby junior to and subordinated in right of payment to all indebtedness, obligations and liabilities of the third-party payee to the Company.
The Company completed two acquisitions after June 30, 2021, which are described in Note 3 - Business Combinations.
The Company completed the redemption of certain of its outstanding warrants after June 30, 2021, which is described in Note 10 - Convertible Preferred Stock and Stockholders' Equity.
The Company executed operating leases after June 30, 2021, which are described in Note 7 - Operating Leases.

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
Recent Developments

Greenstar/Grotek Acquisition

On August 3, 2021, we closed the acquisition of Greenstar (see Note 3, Business Combinations under Greenstar/Grotek Acquisition, in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). Greenstar produces premium horticultural products and solutions for global, domestic and commercial use. Greenstar’s owned brands include Grotek, Gaia Green, Supergreen, and EarthSafe. Grotek has been producing since 1998 and is sold internationally. Greenstar’s brands are utilized by commercial operators including growers, landscapers, greenhouses, nurseries, organic farms, as well as independent retailers. Greenstar manufactures products for both the retail and commercial market.

Investor Warrant Redemption

On July 19, 2021, we completed the redemption of certain of our outstanding warrants to purchase shares of our common stock that were issued in connection with a private placement of units (see Note 10, Convertible Preferred Stock and Stockholders' Equity under Warrants, in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). Prior to the redemption date, 3,367,647 Investor Warrants were exercised, generating approximately $56.8 million of gross proceeds to the Company. Pursuant to the Redemption, we redeemed 1,491 Investor Warrants for a redemption price of $0.00033712 per Investor Warrant.

Aurora Acquisition
On July 1, 2021, we completed the acquisition of 100% of the issued and outstanding membership interests of Aurora (see Note 3, Business Combinations under Aurora Acquisition, in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). Founded in 2000, Aurora is a family-owned business with a strong vertically integrated manufacturing base with three locations across North America. The company is dedicated to ethical and sustainable practices and offers comprehensive plant fertility product lines free from harmful chemical residues and pesticides. Aurora will add to our growing proprietary brand nutrient and grow media line-ups, including its first organic nutrient and premium soil brands. We will also gain new domestic manufacturing and distribution capabilities on the east and west coasts along with a peat moss harvesting operation in Canada.
House and Garden Acquisition
On June 1, 2021, we acquired 100% of the issued and outstanding shares of capital stock of the H&G Entities (see Note 3, Business Combinations under House & Garden Acquisition, in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). The H&G entities are located in Arcata, California, and produce and distribute premium grade plant nutrients and fertilizers across the globe. The H&G entities offer a strong product line of plant nutrients that will strengthen our position in the nutrient sector and complement our rapidly expanding portfolio of premium products for controlled environment agriculture.
Follow-on Public Offering
On May 3, 2021, we closed our follow-on offering, in which we issued and sold 5,526,861 shares of our common stock, including the full exercise by the underwriters of their option to purchase 720,894 additional shares of our common stock, at a public offering price of $59.00 per share, which resulted in net proceeds of approximately $309.8 million after deducting underwriting discounts and commissions and offering expenses. We expect to use the proceeds from the follow-on offering for acquisitions, working capital and other general corporate purposes.
Heavy 16 Acquisition
On May 3, 2021, we acquired 100% of the issued and outstanding membership interests of Heavy 16 (see Note 3, Business Combinations under Heavy 16 Acquisition, in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). Heavy 16 is a leading manufacturer and supplier of branded plant nutritional products, with nine core products that are currently sold to approximately 300 retail stores across the U.S. The Heavy 16 products feature a full line of premium nutrients with nine core products used in all stages of plant growth, helping to increase the yield and quality of crops.
New Distribution Centers
In April 2021, we entered into leases for two new distribution centers aggregating approximately 322,000 square feet. One is located in Fairfield, California and is the distribution center that we will relocate to from our Petaluma, California distribution facility in connection with the sale of that building by our lessor. The other distribution center is located in Fontana, California which we will relocate to from our Santa Fe Springs, California distribution facility. Additionally, in July 2021, we executed a lease for approximately 246,000 square feet of warehouse space in Surrey, British Columbia, Canada to be available upon expiration of the lease for existing space, commencing January 1, 2023 (see Note 7: Operating Leases, in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).
Effects of Coronavirus on Our Business
The World Health Organization recognized COVID-19 as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. Public health responses have included national pandemic preparedness and response plans, travel restrictions, quarantines, curfews, event postponements and cancellations and closures of facilities including local schools and businesses. While the rollout of vaccines has begun, the efficacy and acceptance of vaccinations, herd immunity, and the lifting of preventative measures is unknown. The global pandemic and actions taken to contain COVID-19 have adversely affected the global economy and financial markets.
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
Our customers reside in countries, primarily the U.S. and Canada, that are currently affected by the COVID-19 pandemic. Many of these customers have experienced shelter-in-place measures in attempts to contain the spread of COVID-19, including general lockdowns, closure of schools and non-essential businesses, bans on gatherings and travel restrictions. Our sales growth for the six months ended June 30, 2021 was approximately $42.6 million or 46.7% higher than the same period in 2020. A portion of our net sales during this period could be due to pull-through demand for our products due to higher consumption of CEA products from individuals spending more time at home due to shelter-in-place measures.
Our business has remained resilient during the COVID-19 pandemic. As of June 30, 2021, our manufacturing and distribution operations are viewed as essential services and continue to operate. Our key suppliers, retailers and resellers have been designated as essential services and remain open at this time; however, in certain places they are operating under reduced hours and capacity limitations. The majority of U.S. and Canadian cannabis businesses have been designated as essential by U.S. State and Canadian government authorities. The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time.
Recent Transactions
JPMorgan Credit Facility
On March 29, 2021, we and certain of our subsidiaries entered into a Senior Secured Revolving Credit Facility (the “JPMorgan Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender (“JPMorgan”), and the lenders from time to time party thereto. The JPMorgan Credit Facility replaces the Loan and Security Agreement with Encina Business Credit, LLC (as amended to date, the “Encina Credit Facility”). There was no outstanding indebtedness under the Encina Credit Facility when it was replaced. The JPMorgan Credit Facility, among other things, provides for an asset based senior revolving credit line (the “Senior Revolver”) with JPMorgan as the initial lender. The three-year Senior Revolver has a borrowing limit of $50 million. We have the right to increase the amount of the Senior Revolver in an amount up to $25 million by obtaining commitments from JPMorgan or from other lenders. Our and our subsidiaries’ obligations under the JPMorgan Credit Facility are secured by a first priority lien (subject to certain permitted liens) in substantially all of our and our subsidiaries’ respective personal property assets pursuant to the terms of a U.S. and a Canadian Pledge and Security Agreement, dated March 29, 2021 and the other security documents. The JPMorgan Credit Facility is more fully described in Note 9, Debt under Revolving asset-backed credit facilities in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on form 10-Q.
Initial Public Offering
On December 14, 2020, we completed our initial public offering (“IPO”), in which we issued and sold 9,966,667 shares of our common stock, including the full exercise by the underwriters of their option to purchase 1,300,000 additional shares of our common stock, at a public offering price of $20.00 per share, which resulted in net proceeds of $182.3 million after deducting underwriting discounts and commissions and offering expenses. The proceeds from the IPO were used to (i) repay amounts outstanding under the Term Loan by and among Term Loan Obligors, Brightwood Loan Services, LLC and the other lenders party thereto of $76.6 million (includes accrued interest and fees of $0.3 million), (ii) to pay down certain amounts outstanding under the Encina Credit Facility of $33.4 million, (iii) to repay $3.3 million under the promissory note to JPMorgan Chase, N.A. through the U.S. Small Business Administration Paycheck Protection Program, and (iv) to pay $2.6 million to settle the Series A preferred stock dividend. Our common stock began trading on the Nasdaq Global Select Market on December 10, 2020.
Reverse Stock Split
Our board of directors and stockholders approved an amendment to our amended and restated certificate of incorporation effecting a 1-for-3.3712 reverse stock split of our issued and outstanding shares of common stock. The reverse split was effected on November 24, 2020 without any change in the par value per share.

Results of Operations—Comparison of three and six months ended June 30, 2021 and 2020
The following table sets forth our unaudited interim condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended June 30,
	2021		2020		Period change
Net sales	$133,800	100.0%	$91,208	100.0%	$42,592	46.7%
Cost of goods sold	104,210	77.9%	73,333	80.4%	30,877	42.1%
Gross profit	29,590	22.1%	17,875	19.6%	11,715	65.5%
Operating expenses:
Selling, general and administrative	27,258	20.4%	12,838	14.1%	14,420	112.3%
Impairment, restructuring and other	1	0.0%	83	0.1%	(82)	-98.8%
Income from operations	2,331	1.7%	4,954	5.4%	(2,623)	-52.9%
Interest expense	(54)	0.0%	(2,506)	-2.7%	2,452	-97.8%
Loss on debt extinguishment	—	0.0%	—	0.0%	—	n/a %
Other income, net	43	0.0%	305	0.3%	(262)	-85.9%
Income before tax	2,320	1.7%	2,753	3.0%	(433)	-15.7%
Income tax expense	(63)	0.0%	(186)	-0.2%	123	-66.1%
Net income	2,257	1.7%	2,567	2.8%	(310)	-12.1%
Cumulative dividends allocated to Series A Convertible Preferred Stock	—	0.0%	(674)	-0.7%	674	-100.0%
Net income attributable to common stockholders	$2,257	1.7%	$1,893	2.1%	$364	19.2%
The following table sets forth our unaudited interim condensed consolidated statements of operations for the six months ended June 30, 2021 and 2020, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Six months ended June 30,
	2021		2020		Period change
Net sales	$245,189	100.0%	$158,105	100.0%	$87,084	55.1%
Cost of goods sold	192,376	78.5%	128,666	81.4%	63,710	49.5%
Gross profit	52,813	21.5%	29,439	18.6%	23,374	79.4%
Operating expenses:
Selling, general and administrative	44,084	18.0%	24,560	15.5%	19,524	79.5%
Impairment, restructuring and other	16	0.0%	92	0.1%	(76)	-82.6%
Income from operations	8,713	3.6%	4,787	3.0%	3,926	82.0%
Interest expense	(144)	-0.1%	(5,309)	-3.4%	5,165	-97.3%
Loss on debt extinguishment	(680)	-0.3%	—	0.0%	(680)	n/a %
Other income, net	127	0.1%	326	0.2%	(199)	-61.0%
Income (loss) before tax	8,016	3.3%	(196)	-0.1%	8,212	-4,189.8%
Income tax expense	(819)	-0.3%	(330)	-0.2%	(489)	148.2%
Net income (loss)	7,197	2.9%	(526)	-0.3%	7,723	-1,468.3%
Cumulative dividends allocated to Series A Convertible Preferred Stock	—	0.0%	(1,308)	-0.8%	1,308	-100.0%
Net income (loss) attributable to common stockholders	$7,197	2.9%	$(1,834)	-1.2%	$9,031	-492.4%

Net sales
Net sales for the three months ended June 30, 2021 were $133.8 million, an increase of $42.6 million, or 46.7%, compared to the same period in 2020. Net sales for the six months ended June 30, 2021 were $245.2 million, an increase of $87.1 million, or 55.1%, compared to the same period in 2020.
The 46.7% increase in net sales for the three months ended June 30, 2021 as compared to the same period in 2020 was due to a 40.5% increase in volume of products sold (inclusive of incremental sales from acquisitions closed within the second quarter of 2021 and preferred brands added in the year-to-date period), a 2.7% increase in price/mix of products sold, and 3.5% growth from favorable foreign exchange rates. The increase in volume of products sold was primarily related to (i) higher demand from end-markets across numerous U.S. states, including, but not limited, to California, Oklahoma, Michigan and Canada and (ii) higher demand for our proprietary and preferred branded products which was primarily due to recently acquired proprietary brands and added preferred brands. The increase in price was primarily related to list price increases.
The 55.1% increase in net sales for the six months ended June 30, 2021 as compared to the same period in 2020 was due to a 48.5% increase in volume of products sold, a 3.9% increase in price/mix of products sold, and 2.7% growth from favorable foreign exchange rates. The increase in volume of products sold was primarily related to (i) expansion of our proprietary and preferred brands, (ii) large expansion of our nutraceutical products, (iii) continued growth in our base business in California, coupled with rapid expansion in high-growth areas such as Oklahoma and Missouri, and (iv) inorganic growth from our acquisitions, which accounted for approximately one-tenth of our total growth. The increase in price was primarily related to list price increases. The increase in foreign exchange related to recent weakness in the U.S. Dollar relative to the Canadian Dollar and to the Euro.
Gross profit
Gross profit for the three months ended June 30, 2021 was $29.6 million, an increase of $11.7 million, or 65.5%, compared to the same period in 2020. Gross profit for the six months ended June 30, 2021 was $52.8 million, an increase of $23.4 million, or 79.4%, compared to the same period in 2020.
The increase in gross profit for the three months ended June 30, 2021 as compared to the same period in 2020 was primarily related to (i) the aforementioned increase in net sales and (ii) a significant increase in our gross profit margin percentage (gross profit as a percent of net sales). Our gross profit margin percentage increased to 22.1% for the three months ended June 30, 2021 from 19.6% in the same period in 2020. The higher gross profit margin percentage is primarily due to a more favorable sales mix of proprietary brand products (due in part to the aforementioned proprietary brands that were recently acquired and the preferred brand added in the year-to-date period), which typically carries a higher gross margin than our distributed branded products, as well as improved labor efficiency.
The increase in gross profit for the six months ended June 30, 2021 as compared to the same period in 2020 was primarily related to (i) the aforementioned increase in net sales and (ii) a significant increase in our gross profit margin percentage (gross profit as a percent of net sales). Our gross profit margin percentage increased to 21.5% for the six months ended June 30, 2021 from 18.6% in the same period in 2020. The higher gross profit margin percentage is primarily due to a more favorable sales mix of proprietary brand products (due in part to the aforementioned proprietary brands that were recently acquired and the preferred brand added in the year-to-date period), which typically carries a higher gross margin than our distributed branded products, as well as improved labor efficiency.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2021 was $27.3 million, an increase of $14.4 million compared to the same period in 2020. SG&A expenses for the six months ended June 30, 2021 was $44.1 million, an increase of $19.5 million compared to the same period in 2020.
For the three months ended June 30, 2021, the $14.4 million increase in selling, general and administrative expenses is primarily related to acquisition-related costs of $9.6 million, compensation costs (an increase of $1.3 million), insurance costs (an increase of $0.7 million), depreciation and amortization associated with the new acquisitions (an increase of $0.6 million), share-based compensation (an increase of $1.1 million) and $0.8 million of solicitation fees incurred in connection with the Redemption. These increases were largely the result of (i) our accelerated M&A strategy and (ii) the increased costs associated with running a public company and support of our long-term growth strategy.

The $19.5 million increase in selling, general and administrative expenses for the six months ended June 30, 2021 is primarily related to acquisition-related costs of $10.2 million, compensation costs (an increase of $2.8 million), consulting fees (an increase of $1.8 million), insurance costs (an increase of $1.2 million), depreciation and amortization associated with the new acquisitions (an increase of $0.6 million), share-based compensation (an increase of $2.4 million) and $0.8 million of solicitation fees incurred in connection with the Redemption. These increases were largely the result of increased costs associated with (i) our accelerated M&A strategy and (ii) running a public company and support of our long-term growth strategy.
Interest expense
Interest expense for the three months ended June 30, 2021 was $0.1 million, a decrease of $2.5 million, or 97.8%, compared to the same period in the prior year. Interest expense for the six months ended June 30, 2021 was $0.1 million, a decrease of $5.2 million, or 97.3%, compared to the same period in the prior year. The decreases were due to the payoff of the Term Loan and pay down of the Encina Credit Facility in connection with the December 2020 IPO and the May 2021 follow-on offering which has helped fund recent acquisitions.
Loss on debt extinguishment
Loss on debt extinguishment for the six months ended June 30, 2021 was $0.7 million, which resulted primarily from the write-off of unamortized deferred financing costs associated with the payoff of the Encina Credit Facility.
Income tax expense
Income tax expense for the six months ended June 30, 2021 increased by $0.5 million compared to the same period in the prior year, due to an increase in income before taxes.

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
We define Adjusted EBITDA as net income (loss) excluding interest expense, income taxes, depreciation and amortization, stock-based compensation, employer payroll taxes on stock-based compensation and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the three months ended June 30, 2021 and 2020 (In thousands):

	Three months ended June 30,
	2021	2020
Net Income	$2,257	$2,567
Interest expense	54	2,506
Income taxes	63	186
Depreciation and amortization	2,187	1,947
Impairment, restructuring and other	1	83
Acquisition and integration expenses*	9,566	—
Investor warrant solicitation fees	844	—
Other income, net	(43)	(305)
Stock-based compensation**	1,258	131
Adjusted EBITDA	$16,187	$7,115
Adjusted EBITDA as a percent of net sales	12.1%	7.8%

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the six months ended June 30, 2021 and 2020 (In thousands):

	Six months ended June 30,
	2021	2020
Net Income (Loss)	$7,197	$(526)
Interest expense	144	5,309
Income taxes	819	330
Depreciation and amortization	3,778	3,662
Impairment, restructuring and other	16	92
Acquisition and integration expenses*	10,225	—
Investor warrant solicitation fees	844	—
Other income, net	(127)	(326)
Stock-based compensation**	2,516	165
Loss on debt extinguishment	680	—
Adjusted EBITDA	$26,092	$8,706
Adjusted EBITDA as a percent of net sales	10.6%	5.5%
(*) Includes consulting, transaction services and legal fees incurred for the completed Heavy 16, House and Garden, Aurora, and Greenstar/Grotek acquisitions and certain potential acquisitions.
(**) Includes employer payroll taxes on stock-based compensation
Liquidity and Capital Resources
The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020 (amounts in thousands):

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(501)	$(1,396)
Net cash (used in) provided by investing activities	(196,607)	1,712
Net cash provided by financing activities	315,447	343
Effect of exchange rate changes on cash, cash equivalents and restricted cash	73	(64)
Net increase in cash, cash equivalents and restricted cash	118,412	595
Cash, cash equivalents and restricted cash at beginning of period	76,955	32,857
Cash, cash equivalents and restricted cash at end of period	$195,367	$33,452
Operating Activities
Net cash used in operating activities was $0.5 million for the six months ended June 30, 2021, primarily consisting of $9.2 million in non-cash expense addbacks, which were largely composed of depreciation and amortization, stock-based compensation expense, non-cash operating lease and other non-cash expense, to reconcile net income of $7.2 million to net cash used in operating activities, less a $16.9 million increase in working capital. This change in working capital primarily reflects an aggregate increase of $33.7 million in accounts receivable, inventories, prepaid expenses and other current assets, and other assets for the period offset by an aggregate net increase of $16.8 million in accounts payable, accrued expenses and other current liabilities, and a decrease in lease liabilities due to payments on lease obligations during the period.
Investing Activities
Investing activities for the six months ended June 30, 2021 were $196.6 million, due mostly to the Heavy 16 and the H&G entities acquisitions we completed during the period. The outflows associated with the Heavy 16 acquisition and the H&G entities acquisitions totaled $195.8 million. In addition, for the six months ended June 30, 2020, we received proceeds from a $2.0 million note receivable from a third party.

Financing Activities
For the six months ended June 30, 2021, we received proceeds of $309.8 million from our follow-on offering, and received an additional $20.3 million from the Redemption. We received the remaining balance of the $56.8 million of gross proceeds from the Redemption in July 2021. We also paid $14.9 million related to employee's withholding tax in connection with the vesting of certain restricted stock units. For the six months ended June 30, 2020, draws under the Encina Credit Facility were less than repayments by $6.4 million. We also received net proceeds of $3.8 million from the issuance of Series A preferred stock, and received proceeds of $3.3 million under the promissory note to JPMorgan Chase, N.A. through the U.S. Small Business Administration Paycheck Protection Program, which was repaid in December 2020.
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
The three-year JPMorgan Credit Facility has a borrowing limit of $50.0 million with an option to request an increase in the revolving commitment by up to $25.0 million, drawn in $5.0 million increments, for a total not to exceed $75.0 million, subject to customary condition ("Revolver"). The Revolver maintains an interest rate of LIBOR plus 1.95% and has a 0.0% LIBOR floor. A fee of 0.25% per annum is charged for available but unused borrowings as defined. The JPMorgan Obligors had approximately $50.0 million available to borrow under the JPMorgan Credit Facility as of June 30, 2021.
The JPMorgan Credit Facility maintains certain reporting requirements, affirmative covenants, negative covenants and financial covenants ("debt covenants"). The financial covenants include that we must maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis. The JPMorgan Obligors were in compliance with all debt covenants as of June 30, 2021.
As of June 30, 2021, we had no borrowings outstanding under the JPMorgan Credit Facility. As of August 9, 2021, we had borrowings outstanding under the JPMorgan Credit Facility of $16.0 million.
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
Foreign Currency Risk
The functional currency of our Eddi’s Wholesale Garden Supplies, Ltd. (“Eddi’s”) and SunBlaster ULC (“SunBlaster”) operations is the Canadian dollar (“CAD”) and the functional currency for Eltac XXI SLU. is the Euro. For the purposes of presenting these consolidated financial statements, the assets and liabilities of subsidiaries with CAD or Euro functional currencies are translated into USD using exchange rates prevailing at the end of each reporting period. Income and expense items are translated at the average rate prevailing during the period with exchange differences impacting other comprehensive income (loss) in equity. Currently, a portion of our inventory purchases for Eddi’s and Sunblaster is in USD. However, Eddi’s sales will primarily be in CAD while Sunblaster sales will be in both USD and CAD. Additionally, Eddi’s and Sunblaster settle their operating expenses in CAD. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the CAD.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses previously disclosed in our 2020 Annual Report.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management determined that the previously disclosed material weaknesses have not been remediated as of June 30, 2021. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
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
ITEM 1A. RISK FACTORS
For a discussion of risk factors, please read Item 1A, "Risk Factors" in our 2020 Annual Report. The information below includes additional risks relating to our acquisitions. The risks described below and in other documents that we file from time to time with the SEC could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition.
As a result of acquisitions, we are exposed to manufacturing risks that could adversely affect our business and results of operations.
In connect with our recent acquisitions, we have acquired several manufacturing facilities. Expansion into manufacturing exposes us to all of the risks entailed in manufacturing activities generally and there is no assurance that our manufacturing activities will not cause us to incur material unexpected costs or liabilities. Our manufacturing processes may experience problems including equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, power outages, terrorist activities, or disruptions in the operations of our suppliers which could result in product defects, product recalls, product liability claims and insufficient inventory or supply of product for our customers. Any defects in the products we manufacture may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may be damaged. The failure of the products that we manufacture or of our manufacturing processes or facilities may subject us to regulatory enforcement, fines or penalties and, in some cases, require us to shut down, temporarily halt operations or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product or adversely affect product sales or our reputation. The storage, handling, production and disposal of materials in our manufacturing facilities may expose us to liability under environmental laws and regulations. Potentially significant expenditures could also be required to comply with evolving interpretations of existing environmental, health and safety laws and regulations or any new such laws and regulations (including concerns about global climate change and its impact) that may be adopted in the future. Costs associated with failure to comply with such laws and regulations could have an adverse effect on our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit	Description

2.1
Unit Purchase and Contribution Agreement, dated as of April 26, 2021, by and among Hydrofarm Holdings Group, Inc., Field 16, LLC, F16 Holding LLC and the members of F16 Holding LLC (incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-1 (File No. 333-255510) filed with the SEC on April 26, 2021).

2.2
Stock Purchase Agreement, dated as of May 21, 2021, by and among House & Garden Holdings, LLC, House & Garden, Inc., Humboldt Wholesale, Inc., Allied Imports & Logistics, Inc., South Coast Horticultural Supply, Inc., the Sellers (as defined therein), and Steven Muller, as Sellers’ Representative (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-39773) filed with the SEC on May 26, 2021).

2.3
Securities Purchase Agreement, dated as of June 17, 2021, by and among Hydrofarm Holdings Group, Inc., Gotham Properties LLC, Aurora Innovations Inc., an Oregon corporation, Aurora International, Inc., and certain equityholders party thereto (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-39773) filed with the SEC on June 21, 2021). (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.1*	Non-employee director compensation policy
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Hydrofarm Holdings Group, Inc.

Date: August 13, 2021	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer
(Principal Financial Officer)