Form 10-Q
period 2021-09-30
HYDROFARM HOLDINGS GROUP, INC.
filed 2021-11-15
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 2, 2021, the registrant had 44,519,302 shares of common stock, $0.0001 par value per share, outstanding.

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
•the conditions impacting our customers, including related crop prices and other factors impacting growers;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$12,679	$75,178
Restricted cash	1,777	1,777
Accounts receivable, net	35,338	21,626
Inventories	163,354	88,618
Notes receivable	311	3,151
Prepaid expenses and other current assets	9,000	9,567
Total current assets	222,459	199,917
Property and equipment, net	26,652	3,988
Operating lease right-of-use assets	30,007	18,289
Goodwill	297,525	—
Intangible assets, net	199,014	52,421
Other assets	7,379	1,180
Total assets	$783,036	$275,795
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$31,211	$22,638
Accrued expenses and other current liabilities	54,048	21,615
Current portion of lease liabilities	6,097	3,701
Current portion of long-term debt	27,213	746
Total current liabilities	118,569	48,700
Long-term lease liabilities	24,962	15,320
Long-term debt	467	290
Deferred tax liabilities	3,185	—
Other long-term liabilities	811	567
Total liabilities	147,994	64,877
Commitments and contingencies (Note 13)
Convertible preferred stock ($0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020)	—	—
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 44,099,239 and 33,499,953 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	4	3
Additional paid-in capital	765,946	364,248
Accumulated other comprehensive (loss) income	(1,438)	599
Accumulated deficit	(129,470)	(153,932)
Total stockholders’ equity	635,042	210,918
Total liabilities, convertible preferred stock and stockholders’ equity	$783,036	$275,795
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	$123,822	$96,658	$369,011	$254,763
Cost of goods sold	93,833	78,473	286,209	207,139
Gross profit	29,989	18,185	82,802	47,624
Operating expenses:
Selling, general and administrative	32,149	12,524	76,233	37,084
Impairment, restructuring and other	246	184	262	276
(Loss) income from operations	(2,406)	5,477	6,307	10,264
Interest expense	(132)	(2,549)	(276)	(7,858)
Loss on debt extinguishment	—	—	(680)	—
Other (expense) income, net	(41)	(223)	86	103
(Loss) income before tax	(2,579)	2,705	5,437	2,509
Income tax benefit (expense)	19,844	(54)	19,025	(384)
Net income	17,265	2,651	24,462	2,125
Cumulative dividends allocated to Series A Convertible Preferred Stock	—	(682)	—	(1,990)
Net income attributable to common stockholders	$17,265	$1,969	$24,462	$135

Net income per share attributable to common stockholders:
Basic	$0.39	$0.09	$0.64	$0.01
Diluted	$0.37	$0.08	$0.58	$0.01
Weighted-average shares of common stock outstanding:
Basic	43,760,975	20,688,439	38,497,925	20,688,439
Diluted	46,288,075	21,111,975	42,494,624	20,892,507
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	17,265	2,651	$24,462	$2,125
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2,640)	389	(2,037)	(246)
Total comprehensive income	$14,625	$3,040	$22,425	$1,879
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2020	7,725,045	$26,902	20,688,439	$2	$155,036	$(779)	$(147,185)	$7,074
Stock-based compensation expense	—	—	—	—	245	—	—	245
Series A Convertible Preferred Stock cumulative dividend	—	682	—	—	(682)	—	—	(682)
Net income	—	—	—	—	—	—	2,651	2,651
Foreign currency translation gain	—	—	—	—	—	389	—	389
Balance, September 30, 2020	7,725,045	$27,584	20,688,439	$2	$154,599	$(390)	$(144,534)	$9,677
Balance, June 30, 2021	—	$—	41,296,585	$4	$707,690	$1,202	$(146,735)	$562,161
Common stock issued upon exercise of options	—	—	23,464	—	198	—	—	198
Issuance of common stock for vesting of restricted stock units	—	—	287,236	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	—	—	(57,709)	—	(2,984)	—	—	(2,984)
Issuance of common stock under cashless warrant exercise	—	—	77,047	—	—	—	—	—
Issuance of common stock under investor warrant exercise	—	—	2,016,117	—	33,992	—	—	33,992
Issuance of common stock in connection with business combination	—	—	456,499	—	25,824	—	—	25,824
Stock-based compensation expense	—	—	—	—	1,226	—	—	1,226
Net income	—	—	—	—	—	—	17,265	17,265
Foreign currency translation loss	—	—	—	—	—	(2,640)	—	(2,640)
Balance, September 30, 2021	—	$—	44,099,239	$4	$765,946	$(1,438)	$(129,470)	$635,042
The accompanying notes are an integral part of the condensed consolidated financial statements.
4

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	7,007,429	$21,802	20,688,439	$2	$156,179	$(144)	$(146,659)	$9,378
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs of $169	717,616	2,342	—	—	—	—	—	—
Collection of receivable for issuance of Series A Convertible Preferred Stock	—	1,450	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	410	—	—	410
Series A Convertible Preferred Stock cumulative dividend	—	1,990	—	—	(1,990)	—	—	(1,990)
Net income	—	—	—	—	—	—	2,125	2,125
Foreign currency translation loss	—	—	—	—	—	(246)	—	(246)
Balance, September 30, 2020	7,725,045	$27,584	20,688,439	$2	$154,599	$(390)	$(144,534)	$9,677
Balance, January 1, 2021	—	$—	33,499,953	$3	$364,248	$599	$(153,932)	$210,918
Common stock issued upon exercise of options	—	—	125,411	—	1,057	—	—	1,057
Issuance of common stock for vesting of restricted stock units	—	—	652,983	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	—	—	(204,369)	—	(11,805)	—	—	(11,805)
Issuance of common stock under cashless warrant exercise	—	—	418,309	—	—	—	—	—
Issuance of common stock under investor warrant exercise	—	—	3,367,647	—	56,779	—	—	56,779
Issuance of common stock in connection with follow-on public offering, net of offering costs of $16,303	—	—	5,526,861	1	309,781	—	—	309,782
Issuance of common stock in connection with business combination	—	—	712,444	—	42,560	—	—	42,560
Stock-based compensation expense	—	—	—	—	3,326	—	—	3,326
Net income				—	—	—	24,462	24,462
Foreign currency translation loss	—	—	—	—	—	(2,037)	—	(2,037)
Balance, September 30, 2021	—	$—	44,099,239	$4	$765,946	$(1,438)	$(129,470)	$635,042
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2021	2020
Operating activities
Net income	$24,462	$2,125
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,638	5,170
Stock-based compensation expense	3,326	410
Non-cash operating lease expense	3,678	2,538
Deferred income tax benefit	(21,252)	—
Amortization of inventory step-up of basis	2,034	—
Other	1,361	601
Changes in assets and liabilities:
Accounts receivable	(1,740)	(7,694)
Inventories	(53,106)	(29,730)
Prepaid expenses and other current assets	2,350	(3,650)
Other assets	(2,567)	14
Accounts payable	1,828	18,145
Accrued expenses and other current liabilities	16,505	7,166
Lease liabilities	(3,118)	(2,379)
Other long-term liabilities	91	(493)
Net cash used in operating activities	(17,510)	(7,777)
Investing activities
Business Combinations, net of cash and cash equivalents acquired	(415,918)	—
Purchases of property and equipment	(3,069)	(700)
Proceeds from notes receivable	—	2,000
Other	(420)	28
Net cash (used in) provided by investing activities	(419,407)	1,328
Financing activities
Proceeds from issuance of common stock upon follow-on public offering, net of offering costs	309,781	—
Proceeds from exercises of investor warrants	56,779	—
Payment of withholding tax related to restricted stock units	(17,894)	—
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs	—	3,792
Borrowings from PPP Loan	—	3,274
Borrowings under revolving credit facilities	96,970	213,621
Repayments of long-term debt and revolving credit facilities	(70,680)	(213,709)
Other	(509)	(570)
Net cash provided by financing activities	374,447	6,408
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	39
Net decrease in cash, cash equivalents and restricted cash	(62,499)	(2)
Cash, cash equivalents and restricted cash at beginning of period	76,955	32,857
Cash, cash equivalents and restricted cash at end of period	$14,456	$32,855
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
Follow-on public offering
On May 3, 2021, the Company closed its follow-on public offering ("follow-on offering") under a registration statement effective April 28, 2021, in which it issued and sold 5,526,861 shares of its common stock, including the full exercise by the underwriters of their option to purchase 720,894 additional shares of common stock. The public offering price was $59.00 per share. The Company received net proceeds of approximately $309.8 million from the follow-on offering after deducting underwriting discounts and commissions and offering expenses.
Initial public offering
On December 14, 2020, the Company closed its initial public offering (“IPO”) under a registration statement effective December 9, 2020, in which it issued and sold 9,966,667 shares of its common stock, including the full exercise by the underwriters of their option to purchase 1,300,000 additional shares of common stock. The public offering price was $20.00 per share. The Company received net proceeds of approximately $182.3 million from the IPO after deducting underwriting discounts and commissions and offering expenses.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include provisions for sales returns, rebates and claims from customers, realization of accounts receivable and inventories, fair value of assets acquired and liabilities assumed for business combinations, valuation of intangible assets and goodwill, incremental borrowing rate applied in lease accounting, valuation of stock-based compensation, recognition of deferred income taxes, recognition of liabilities related to commitments and contingencies and valuation allowances. Actual results may differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information available.
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
The Company's chief operating decision maker is the chief executive officer ("CEO") who reviews financial information for the purposes of making operating decisions, assessing financial performance and allocating resources.
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
Entity-wide information
Sales to external customers and property and equipment, net in the United States and Canada, determined by the location of the subsidiaries, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
United States	$104,623	$83,415	$306,651	$212,706
Canada	21,268	13,967	67,364	44,352
Intersegment eliminations	(2,069)	(724)	(5,004)	(2,295)
Total consolidated net sales	$123,822	$96,658	$369,011	$254,763

	September 30, 2021	December 31, 2020
United States	$20,400	$3,272
Canada	6,252	716
Total property and equipment, net	$26,652	$3,988
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

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$12,679	$75,178
Restricted cash	1,777	1,777
Cash and cash equivalents, and restricted cash	$14,456	$76,955
Cash and cash equivalents and restricted cash as of September 30, 2020 were $31,078 and $1,777, respectively, for total cash, cash equivalents and restricted cash as of September 30, 2020 of $32,855.

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
The amount billed to customers for shipping and handling costs included in net sales was $2,242 and $5,170 during the three and nine months ended September 30, 2021, respectively, and $1,131 and $3,475 during the three and nine months ended September 30, 2020, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold under the practical expedient provisions of ASC 606. Deferred revenues are not material. The Company does not receive noncash consideration for the sale of goods. There are no significant financing components. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities under the practical expedient provisions.
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
The Company recorded a tax benefit of $19,844 and $19,025 for the three and nine months ended September 30, 2021, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2021 differ from the federal statutory rate of 21% primarily as a result of a reduction in the valuation allowance recorded against the Company's net deferred tax assets. In connection with the acquisition of shares of the H&G Entities (as defined below), the Company recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets (see Note 3 - Business Combinations). As a result, a portion of the Company's valuation allowance was released and the Company recorded a $21,252 tax benefit for the three and nine months ended September 30, 2021. The tax benefit is partially offset by income taxes from certain foreign jurisdictions where the Company conducts business and state minimum income taxes in the United States.
The Company recorded a tax expense of $54 and $384 for the three and nine months ended September 30, 2020, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2020 differ from the federal statutory rate of 21% primarily as a result of reducing valuation allowances on the Company's deferred tax assets related to net operating loss carryforwards. The tax expense for the three and nine months ended September 30, 2020 was primarily due to foreign and state income tax expense.
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
The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued and other current liabilities approximate their fair value due to their short-term maturities using level 2 inputs. The fair value of contingent consideration is classified within level 3 of the fair value hierarchy (See discussion of contingent consideration in Note 3 - Business Combinations).
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

3. BUSINESS COMBINATIONS
Heavy 16 Acquisition
On May 3, 2021, the Company acquired 100% of the issued and outstanding membership interests of Field 16, LLC ("Heavy 16"), a manufacturer and supplier of branded plant nutritional products. As a result of the acquisition, the Company is broadening its proprietary branded offering into the plant nutrients category complementing other product offerings. The acquisition fair value of the consideration transferred for Heavy 16 was $77,367, consisting of $60,287 in cash, $16,736 of the Company's common stock and $344 contingent consideration. The fair value of the common stock issued was determined based on the closing market price of the Company's common stock on the acquisition date. The financial results of Heavy 16 are included in the U.S. operating segment since the acquisition date.

Pursuant to the purchase agreement, the Company may pay up to an additional $2,500 of contingent consideration based on $200 for each $1,000 above a $21,000 threshold for net sales in calendar year 2021. As a result, the Company recorded a liability for contingent consideration at its estimated fair value of $344 as of the acquisition date in the condensed consolidated balance sheets. The contingent consideration was estimated using a Black-Scholes valuation model, which utilized Level 3 inputs as defined in ASC 820 - Fair Value Measurements, including estimated financial forecasts. The key assumptions in applying the valuation model were as follows: a 10% required revenue metric risk premium and 0.33% discount periods. The contingent consideration was divided into thirteen standalone option calculations and utilized the same expected value of revenue which was calculated by discounting forecasted sales, by the revenue return metric, and adding year-to-date net sales.

The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved with changes in fair value being recognized within selling, general and administrative expense in the condensed consolidated statements of operations. As of September 30, 2021, the related contingent consideration was $218.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

The following table sets forth the components and the preliminary allocation of the purchase price for the Company's acquisition of Heavy 16:

Components of Purchase Price:	Amount
Cash	$60,287
Common stock	16,736
Contingent consideration	344
Total purchase price	$77,367

Acquisition-related costs	$2,865

Allocation of Purchase Price:
Identifiable assets (liabilities)
Accounts receivable, net	$510
Inventories	1,451
Prepaid expenses and other current assets	34
Property and equipment, net	1,078
Operating lease right-of-use assets	1,088
Other assets	25
Accounts payable	(1,055)
Accrued expenses and other current liabilities	(226)
Current portion of lease liabilities	(274)
Long-term lease liabilities	(868)
Net identifiable assets	1,763
Identifiable intangible assets
Backlog	200
Customer relationships	5,100
Trademarks and trade names	18,500
Technology and formulations & recipes	33,600
Total identifiable intangible assets	57,400
Goodwill	18,204
Total purchase price allocation	$77,367
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
The customer relationships and technology and formulations & recipes were assigned estimated useful lives of 18 years. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period as the Company's fair value assessments are finalized.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

House & Garden Acquisition
On June 1, 2021, the Company acquired 100% of the issued and outstanding shares of capital stock of House & Garden, Inc. (“HG”), Humboldt Wholesale, Inc. (“HW”), Allied Imports & Logistics, Inc. (“Allied”), South Coast Horticultural Supply, Inc. (“SC” and, together with HG, HW and Allied, the “H&G Entities”), a manufacturer and distributor of plant nutrients and fertilizers to domestic and various international markets. As a result of the acquisition, the Company is further broadening its proprietary branded offering into the plant nutrients category complementing other product offerings. The acquisition date fair value of the consideration transferred for the H&G Entities was $135,041 in cash. The financial results of the H&G Entities are included in the U.S. operating segment since the acquisition date.
The following table sets forth the components and the preliminary allocation of the purchase price for the Company's acquisition of the H&G Entities:

Component of Purchase Price:	Amount
Cash	$135,041
Total purchase price	$135,041

Acquisition-related costs	$6,527

Allocation of Purchase Price:
Identifiable assets (liabilities)
Accounts receivable, net	$3,308
Inventories	6,559
Prepaid expenses and other current assets	493
Property and equipment, net	358
Operating lease right-of-use assets	1,921
Other assets	213
Accounts payable	(1,320)
Accrued expenses and other current liabilities	(481)
Current portion of lease liabilities	(447)
Deferred taxes	(24,438)
Long-term lease liabilities	(1,501)
Net identifiable assets	(15,335)
Identifiable intangible assets
Backlog	200
Customer relationships	11,600
Trademarks and trade names	29,100
Technology and formulations & recipes	53,600
Total identifiable intangible assets	94,500
Goodwill	55,876
Total purchase price allocation	$135,041

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Goodwill arose on the acquisition of the H&G Entities because the consideration paid for the combination effectively included amounts in relation to the benefit of expected synergies, revenue growth, future market development and the assembled workforce. These benefits are not recognized separately from goodwill and they do not meet the recognition criteria for identifiable intangible assets. The amount of goodwill is not deductible for tax purposes.
The customer relationships and technology and formulations & recipes were assigned estimated useful lives of 18 years. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period as the Company's fair value assessments are finalized.
As part of the share acquisition of the H&G Entities, the Company allocated a significant value of the acquisition to identified intangible assets that are not deductible for tax purposes. Therefore, a deferred tax liability arose providing an additional source of taxable income to support the realization of pre-existing deferred tax assets.
Aurora Acquisition
On July 1, 2021, the Company acquired 100% of the issued and outstanding membership interests of Gotham Properties LLC (“Gotham Properties”), Aurora Innovations LLC (“Aurora Innovations”), Aurora International LLC (“Aurora International” and, together with Gotham Properties and Aurora Innovations, “Aurora”), a manufacturer of plant fertility product lines. As a result of the acquisition, the Company is further broadening its proprietary branded offering into the plant nutrients and grow media category complementing other product offerings. The preliminary acquisition fair value of the consideration transferred for Aurora was $180,280, consisting of $135,371 in cash, $25,824 of the Company's common stock, $19,300 contingent consideration less $215 forgiveness of accounts payable. The fair value of the common stock issued was determined based on the closing market price of the Company's common stock on the acquisition date. The forgiveness of accounts payable represents an effective settlement of a preexisting relationship between the parties. The financial results of Aurora are included in the U.S. operating segment since the acquisition date.

Pursuant to the purchase agreement, the Company may pay a maximum contingent consideration equal to $70,997. To the extent 2021 EBITDA of Aurora exceeds $15,556, the excess is multiplied by eleven to determine contingent consideration. As a result, the Company recorded a liability for contingent consideration at its estimated fair value of $19,300 as of the acquisition date in the condensed consolidated balance sheets. The contingent consideration was estimated using the discounted cash flow method, which estimated the incremental EBITDA based on the Company's forecasted 2021 EBITDA of Aurora as of the acquisition date, discounted to a present value as of the acquisition date using a discount rate of 15%. That measure is based on significant inputs that are not observable in the market, which ASC 820 - Fair Value Measurements refers to as a Level 3 input.

The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved with changes in fair value being recognized within selling, general and administrative expense in the condensed consolidated statements of operations. As of September 30, 2021, the related contingent consideration was $19,300.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

The following table sets forth the components and the preliminary allocation of the purchase price for the Company's acquisition of Aurora:

Components of Purchase Price:	Amount
Cash	$135,371
Common stock	25,824
Contingent consideration	19,300
Forgiveness of accounts payable	(215)
Total purchase price	$180,280

Acquisition-related costs	$6,063

Allocation of Purchase Price:
Identifiable assets (liabilities)
Accounts receivable, net	$6,967
Inventories	9,823
Prepaid expenses and other current assets	1,086
Property and equipment, net	18,619
Accounts payable	(4,279)
Accrued expenses and other current liabilities	(782)
Other long-term liabilities	(664)
Net identifiable assets	$30,770
Identifiable intangible assets
Other intangible assets	5
Total identifiable intangible assets	5
Goodwill	149,505
Total purchase price allocation	$180,280
The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets, including asset retirement obligations; thus, the provisional measurement of goodwill is subject to change. The amount of goodwill is fully deductible for tax purposes.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Greenstar/Grotek Acquisition
On August 3, 2021, the Company acquired 100% of the issued and outstanding shares of Greenstar Plant Products Inc., (“Greenstar”), a manufacturer of horticultural products and solutions for global, domestic and commercial use. As a result of the acquisition, the Company is further broadening its proprietary branded offering into the plant nutrients and grow media category complementing other product offerings. The preliminary acquisition fair value of the consideration transferred for Greenstar was $83,618, consisting of $85,219 in cash, less $1,601 forgiveness of accounts payable, net, and obligations due under a distribution agreement. The forgiveness of accounts payable, net, and obligations due under a distribution agreement represent an effective settlement of a preexisting relationship between the parties. The financial results of Greenstar are included in the Canada operating segment since the acquisition date.
The following table sets forth the components and the preliminary allocation of the purchase price for the Company's acquisition of Greenstar:

Components of Purchase Price:	Amount
Cash	$85,219
Forgiveness of accounts payable, net, and obligations due under a distribution agreement	(1,601)
Total purchase price	$83,618

Acquisition-related costs	$2,946

Allocation of Purchase Price:
Identifiable assets (liabilities)
Accounts receivable, net	$982
Inventories	7,089
Prepaid expenses and other current assets	447
Property and equipment, net	1,324
Operating lease right-of-use assets	2,393
Other assets	231
Accounts payable	(777)
Accrued expenses and other current liabilities	(1,436)
Current portion of lease liabilities	(624)
Long-term lease liabilities	(1,836)
Net identifiable assets	7,793
Identifiable intangible assets
Other intangible assets	247
Total identifiable intangible assets	247
Goodwill	75,578
Total purchase price allocation	$83,618

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
Supplemental Disclosure Of Financial Results
The following represents the condensed consolidated statements of operations as if the acquisitions had been included in the consolidated results of the Company for the entire periods presented below. Management considers these estimates to represent an approximate measure of the performance of the combined Company (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	$124	$128	$443	$340
Net income	$26	$14	$71	$7
These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the acquisitions to reflect the additional amortization of intangibles and the purchase price adjustments as if they had been applied on January 1, 2020. The supplemental net income for the three and nine months ended September 30, 2021 were adjusted to exclude the acquisition-related costs incurred in connection with the acquisitions. Accordingly, the 2020 supplemental net income was adjusted to include these charges. For the tax effects of the net income adjustments, the Company factored in its net operating loss carryforwards.
Since the acquisition date, the estimated net sales and net income of these acquisitions are as follows (in millions):

	Three months ended	Nine months ended
	September 30, 2021
Net sales	$31	$40
Net income	$9	$13
The Company is in the process of vertically integrating the operations of these acquisitions into Hydrofarm, LLC and its subsidiaries and their existing functions (e.g., sales, supply chain, marketing, etc.). Accordingly, the net sales and net income of these acquisitions represent an approximation.
Innovative Growers Equipment, Inc. Acquisition
On November 1, 2021, the Company acquired 100% of the issued and outstanding shares of Innovative Growers Equipment, Inc., an Illinois corporation (“IGE”), Innovative AG Installation, Inc., an Illinois corporation (“IAG”), Innovative Racking Systems, Inc., an Illinois corporation (“IRS”), and Innovative Shipping Solutions, Inc., an Illinois corporation (“ISS” and, together with IGE, IAG, IRS, and their respective subsidiaries, the “IGE Entities”), a manufacturer of horticulture benches, racking and LED lighting systems which complement the Company’s existing lineup of high performance, proprietary branded products. The purchase price, which is subject to customary adjustments for closing cash and working capital, was approximately $58 million and was comprised of approximately $46.4 million in cash and $11.6 million in the Company's common stock.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

4. GOODWILL AND INTANGIBLE ASSETS, NET
As of September 30, 2021, the Company completed the acquisitions of Heavy 16, the H&G Entities, Aurora, and Greenstar (see Note 3 - Business Combinations).
Goodwill
The changes in goodwill are as follows:

	September 30, 2021	December 31, 2020
Balance, beginning of period	$—	$—
Acquisition - Heavy 16	18,204	—
Acquisition - H&G Entities	55,876	—
Acquisition - Aurora	149,505	—
Acquisition - Greenstar	75,578	—
Foreign currency translation adjustments, net	(1,638)	—
Balance, end of period	$297,525	$—

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Intangible Assets, net
Intangible assets, net comprised the following:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$8,592	$(6,787)	$1,805	$7,775	$(5,640)	$2,135
Customer relationship (1)	76,076	(14,818)	61,258	59,375	(12,010)	47,365
Technology and formulations & recipes (1)	87,200	(1,770)	85,430	—	—	—
Other (1)	1,558	(1,558)	—	1,156	(1,156)	—
Total finite-lived intangible assets, net	173,426	(24,933)	148,493	68,306	(18,806)	49,500
Indefinite-lived intangible asset:
Trade names (1)	50,401	—	50,401	2,801	—	2,801
Other	120	—	120	120	—	120
Total Intangible assets, net	$223,947	$(24,933)	$199,014	$71,227	$(18,806)	$52,421
(1) Includes the intangible assets acquired from Heavy 16 and the H&G Entities (See Note 3 - Business Combinations)
Amortization expense was $3,197 and $1,162 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense was $6,169 and $3,886 for the nine months ended September 30, 2021 and 2020, respectively.
For intangible assets subject to amortization, the weighted-average amortization period as of September 30, 2021 for computer software, customer relationships, and technology and formulations & recipes was 5.0 years, 18.0 years, and 18.0 years, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as September 30, 2021 is summarized below:

Estimated Future Amortization Expense
For the period of October 1, 2021 to December 31, 2021	$2,725
Year ending December 31,
2022	9,865
2023	9,299
2024	9,239
2025	9,173
Thereafter	108,192
Total	$148,493

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

5. NET INCOME PER COMMON SHARE (“EPS”)
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
Net income per share attributable to common stockholders
The following table presents information necessary to calculate basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$17,265	$2,651	$24,462	$2,125
Cumulative dividends allocated to Series A Convertible Preferred Stock	—	(682)	—	(1,990)
Net income available for distribution	17,265	1,969	24,462	135
Less: Undistributed earnings allocable to participating securities	—	(196)	—	(13)
Basic and diluted net income attributable to common stockholders	$17,265	$1,773	$24,462	$122
Less: Effect on net income of dilutive securities using the “if converted” method	—	—	—	—
Diluted net income attributable to common stockholders after adjustment for assumed conversions	$17,265	$1,773	$24,462	$122
Weighted-average shares of common stock outstanding for basic net income per share attributable to common stockholders	43,760,975	20,688,439	38,497,925	20,688,439
Dilutive effect of warrants using the treasury stock method	710,760	81,971	1,860,523	29,113
Dilutive effect of restricted stock units using the treasury stock method	1,175,279	199,333	1,424,184	127,544
Dilutive effect of stock options using the treasury stock method	641,061	142,232	711,992	47,411
Weighted-average shares of common stock outstanding for diluted net income per share attributable to common stockholders	46,288,075	21,111,975	42,494,624	20,892,507
Basic net income per share attributable to common stockholders	$0.39	$0.09	$0.64	$0.01
Diluted net income per share attributable to common stockholders	$0.37	$0.08	$0.58	$0.01

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

The computation of the weighted-average shares of common stock outstanding for diluted EPS includes the following potential common shares attributable to common stockholders using the treasury stock method for the weighted-average period during which the units were outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Shares subject to warrants outstanding	1,073,839	344,716	2,532,580	344,716
Shares subject to unvested restricted stock units with time-based and/or market-based vesting conditions	1,294,652	402,151	1,536,886	402,151
Shares subject to stock options outstanding	808,127	824,221	858,952	848,837
The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential common shares as their inclusion would have an anti-dilutive effect on diluted EPS attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Shares subject to warrants outstanding	—	3,541,475	—	3,541,475
Shares subject to unvested restricted stock units with performance vesting conditions	—	2,117,228	—	2,117,228
Shares subject to unvested restricted stock units with only time-based vesting conditions	66,451	—	29,816	—
Shares subject to stock options outstanding	44	—	11	—
Shares of common stock subject to conversion of 7,725,045 shares Series A Convertible Preferred Stock	—	2,291,469	—	2,291,469
Shares of common stock subject to share settlement of cumulative dividend on Series A Convertible Preferred Stock	—	57,797	—	168,644
6. ACCOUNTS RECEIVABLE, NET AND INVENTORIES
Accounts receivable, net comprised the following:

	September 30, 2021	December 31, 2020
Trade accounts receivable	$31,239	$20,252
Allowance for doubtful accounts	(581)	(918)
Other receivables	4,680	2,292
Total accounts receivable, net	$35,338	$21,626
Inventories comprised the following:

	September 30, 2021	December 31, 2020
Finished goods	$143,633	$83,213
Work-in-process	649	—
Raw materials	22,083	7,837
Allowance for inventory obsolescence	(3,011)	(2,432)
Total inventories	$163,354	$88,618
The December 31, 2020 amounts for raw materials were reclassified from finished goods to separate line items to conform to the current year presentation.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

7. OPERATING LEASES
The Company leases its distribution centers from third parties under various non-cancelable lease agreements expiring at various dates through 2030. Certain lease agreements contain renewal options. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. During the three and nine months ended September 30, 2021, the Company incurred operating lease costs of $2,429 and $5,601, respectively, and during the three and nine months ended September 30, 2020, the Company incurred operating lease costs of $1,418 and $4,246, respectively. These costs are included primarily within selling, general and administrative expense in the condensed consolidated statements of operations.
Supplemental balance sheet information related to the Company’s operating leases are as follows:

	September 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$30,007	$18,289
Total leased assets	$30,007	$18,289
Liabilities
Current portion of lease liabilities	$6,097	$3,701
Long-term lease liabilities	24,962	15,320
Total lease liabilities	$31,059	$19,021
As of September 30, 2021, future minimum lease payments under non-cancelable operating leases are as follows:

Operating
For the period of October 1, 2021 to December 31, 2021	$1,726
Year ending December 31,
2022	7,117
2023	5,560
2024	5,019
2025	4,227
2026	3,222
Thereafter	8,108
Total rental payments	34,979
Less portion representing interest	(3,920)
Total principal	31,059
Less current portion	(6,097)
Long-term portion	$24,962

In July 2021, the Company executed a lease for approximately 246,000 square feet of warehouse space in Surrey, British Columbia, Canada to be available upon expiration of the lease for existing space. The new lease commencing January 1, 2023 has a term of 120 months with two options to renew for an additional five years each at the greater of an amount equal to the annual rent payable for the last twelve months of the initial term or the then fair market value. There is no rent abatement. Monthly rent fee starts at approximate $229, and increases periodically to the final year when the monthly rent is $293.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

In April 2021, the Company executed a lease for approximately 175,000 square feet of warehouse space in Fairfield, California for a distribution center that the Company will relocate to from its Petaluma, California distribution facility. The new lease commencing approximately December 1, 2021 has a term of 126 months with an option to renew at the then fair market value for another ten years. Rent is abated for the first six months. Thereafter, monthly rent is approximately $77, and increases periodically to the final year when the monthly rent is $134.
In November 2021, the Company executed a lease for approximately 109,000 square feet of warehouse in Cambridge, Ontario, Canada. The new lease commencing June 1, 2023 has a term of 120 months with two options to renew for an additional five years each at the then prevailing fair market rental value. Rent is abated for the first month. Thereafter, monthly rent starts at approximate $71, and increases periodically to the final year where the monthly rent is $92.
The future minimum lease payments for executed non-cancelable operating leases not yet commenced are as follows:

Operating
For the period of October 1, 2021 to December 31, 2021	$112
Year ending December 31,
2022	599
2023	4,106
2024	4,497
2025	4,866
2026	5,255
Thereafter	34,356
Total rental payments	$53,791

In July 2021, the Company executed a sublease agreement for its Santa Fe Springs, California location. The sublease commences October 1, 2021 and terminates June 30, 2023 in alignment with the master lease. Sublease income for 2021, 2022 and 2023 is $176, $823 and $415, respectively.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

8. PROPERTY AND EQUIPMENT, NET
Property and equipment comprised the following:

	September 30, 2021	December 31, 2020
Machinery and equipment	$12,883	$3,648
Building and improvements	6,030	190
Land	3,076	224
Leasehold improvements	3,066	2,068
Peat bogs and related development	2,989	—
Computer equipment	2,858	2,079
Furniture and fixtures	2,615	1,154
Gross property and equipment (2)	33,517	9,363
Less: accumulated depreciation	(6,865)	(5,375)
Total property and equipment, net (2)	$26,652	$3,988
(2) Includes the property and equipment assets acquired from Heavy 16, the H&G Entities, Aurora, and Greenstar (see Note 3 - Business Combinations).
The December 31, 2020 amounts for building and improvements, land, and computer equipment were reclassified from other to separate line items to conform to the current year presentation.
Depreciation and amortization expense related to property and equipment, net was $1,662 and $346 for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense related to property and equipment, net was $2,469 and $1,284 for the nine months ended September 30, 2021 and 2020, respectively.
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	September 30, 2021	December 31, 2020
Accrued compensation and benefits	$5,043	$9,902
Freight, custom and duty accrual	3,522	2,603
Goods in transit accrual	4,280	3,845
Audit, tax and legal accrual	1,383	237
Corporate tax accrual	2,628	585
Obligations due under a distribution agreement	—	590
Contingent consideration	19,518	—
Taxes assumed related to acquisitions	9,718	—
Acquisition post-close related payable	669	—
Other accrued liabilities	7,287	3,853
Total accrued expenses and other current liabilities	$54,048	$21,615
The December 31, 2020 amounts for audit, tax and legal accrual and corporate tax accrual were reclassified from other accrued liabilities to separate line items to conform to the current year presentation.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

10. DEBT
Debt is comprised of the following:

	September 30, 2021	December 31, 2020
Line of credit	$26,500	$—
Other	1,180	1,036
Total debt	$27,680	$1,036

Current portion	$27,213	$746
Long term	467	290
Total debt	$27,680	$1,036
Term loans
Term Loan with Brightwood
In May 2017, a term loan in the aggregate principal amount of $75,000 (the “Brightwood Term Loan”) was obtained by Hydrofarm Holdings LLC and certain of its direct and indirect subsidiaries (the “Term Loan Obligors”) from Brightwood Loan Services LLC. The Brightwood Term Loan was to mature on May 12, 2022 and was secured by substantially all non-working capital assets and a second lien on working capital assets of the Term Loan Obligors. For the three months ended September 30, 2020, the effective interest rate was 9.64% and interest expense was $1,700. For the nine months ended September 30, 2020, the effective interest rate was 10.22% and interest expense was $5,460. The Brightwood Term Loan was repaid in December 2020.
Senior Secured Term Loan
On October 25, 2021, the Company and its subsidiaries entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders, pursuant to which the Company borrowed a $125.0 million senior secured term loan (“Term Loan”). The Term Loan bears interest at LIBOR (with a 1.0% floor) plus 5.50%, or an alternative base rate (with a 2.0% floor), plus 4.50%, and is subject to a call premium of 2% in year one, 1% in year two, and 0% thereafter, and matures on October 25, 2028 ("Maturity Date"). The Company received estimated net proceeds of $119.2 million from the Term Loan after deducting discounts and deferred financing costs.
The principal amounts of the Term Loan are to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the principal amount of the Term Loan outstanding on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) selling assets that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations.
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company. The Company may request additional term loan commitments subject to certain loan conditions.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Revolving asset-backed credit facilities
Encina Credit Facility
On July 11, 2019, the Company and certain of its direct and indirect subsidiaries (the “Encina Obligors”) entered into the Encina Credit Facility through a certain Loan and Security Agreement whereby the Encina Obligors obtained a revolving asset-based loan commitment in the maximum amount of $45,000 (inclusive of a limit of up to $15,000 of borrowings for the Canadian borrowers and a swingline facility of up to $2,000), subject to applicable borrowing base availability, through Encina Business Credit, LLC. The Encina Credit Facility was due on the earlier of July 11, 2022 or 90 days prior to the scheduled maturity date of the Term Loan. The Encina Credit Facility was secured by working capital assets and a second lien on non-working capital assets. For the three months ended September 30, 2020, the effective interest rate was 9.06% and interest expense was $593. For the nine months ended September 30, 2020, the effective interest rate was 9.27% and interest expense was $1,625.
The Encina Credit Facility was repaid in December 2020 and replaced in March 2021. The unamortized deferred financing costs and early termination fees totaling $680 were recognized as a loss on debt extinguishment in the condensed consolidated statements of operations for the nine months ended September 30, 2021.
JPMorgan Revolving Credit Facility
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
The three-year JPMorgan Credit Facility had a borrowing limit of $50,000 with an option to request an increase in the revolving commitment by up to $25,000, drawn in $5,000 increments, for a total not to exceed $75,000, subject to customary condition ("Revolver").
On August 31, 2021, the JPMorgan Obligors entered into an amendment (the "First Amendment") to increase their original borrowing limit to $100,000. In connection with the First Amendment, the Company's recently acquired subsidiaries became party to the JPMorgan Credit Facility as either borrowers or as guarantors. The Revolver maintains an interest rate of LIBOR plus 1.95% and has a 0.0% LIBOR floor. A fee of 0.25% per annum is charged for available but unused borrowings as defined.
For the three months ended September 30, 2021, the effective interest rate was 2.89% and interest expense was $69. For the nine months ended September 30, 2021, the effective interest rate was 3.72% and interest expense was $73. The unamortized debt issuance costs were $978 as of September 30, 2021. Deferred financing costs are being amortized over the term of the Revolver. As of September 30, 2021, the JPMorgan Obligors had approximately $78,617 available to borrow under the JPMorgan Credit Facility of which $51,755 was unused.
The JPMorgan Credit Facility is secured by the Company’s assets and the assets of certain of the Company’s subsidiaries. The Company is required to maintain certain reporting requirements, affirmative covenants, negative covenants and financial covenants ("debt covenants"). The financial covenants include the maintenance of a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis. The JPMorgan Obligors were in compliance with all debt covenants as of September 30, 2021.
On October 25, 2021, the Company and its subsidiaries entered into a second amendment (the “Second Amendment”), with JPMorgan Chase Bank, N.A., pursuant to which it consented to the Term Loan and the lien priorities described above, and made certain conforming changes to the provisions of the Term Loan. All amendments were accounted for as debt modifications.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

11. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Capital stock
As of September 30, 2021, the following summarizes shares authorized, issued and outstanding:

Capital stock authorized and outstanding:	Shares authorized	Shares outstanding
Convertible preferred stock	50,000,000	—
Common stock	300,000,000	44,099,239
As of September 30, 2021, the following summarizes shares of common stock reserved for issuance:

Common stock reserved for issuance:	Shares reserved for issuance
Warrants	18,236
2020 Employee, Director, and Consultant Equity Incentive Plan	2,119,223
Restricted stock units	1,276,188
Stock options	799,044
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
In connection with the private placement, the Company agreed to engage the placement agent (the "Placement Agent") as the Company's warrant solicitation agent in the event the Investor Warrants were called for Redemption. The Company agreed to pay a warrant solicitation fee to the Placement Agent equal to five percent of the amount of net cash proceeds solicited by the Placement Agent upon the exercise of certain Investor Warrants following such call for Redemption. For the three and nine months ended September 30, 2021, total warrant solicitation fee expense was $1,105 and $1,949, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of operations.
As of September 30, 2021, the following table summarizes the outstanding warrants:

	Number of Warrants	Exercise Price
Placement agent warrants	12,229	$8.43
Placement agent warrants	6,007	$16.86
Total	18,236	$11.21
For the nine months ended September 30, 2021, 166,343 placement agent warrants were exercised on a cashless basis at a price of $16.86 per share for 129,265 shares of common stock and 332,488 placement agent warrants were exercised on as cashless basis at a price of $8.43 per share for 289,044 shares of common stock.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

12. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options, nonqualified stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. Of the total shares available for grant under the 2020 Plan, 2,119,223 remain available as of September 30, 2021.
RSU Activity
RSUs granted to certain executives, employees and members of the Board expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment) and certain awards also have a performance-based vesting requirement (defined as a liquidity event including an initial public offering).
Upon the IPO, the performance-based vesting requirement was satisfied and the employees became vested in the number of RSUs that had satisfied the time-based vesting requirement. The stock-based compensation expense related to remaining service-based awards is recorded over the remaining requisite service period. The following table summarizes the activity related to the Company's RSUs for the nine months ended September 30, 2021. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of September 30, 2021:

	Number of RSUs	Weighted average grant date fair value
Balance, January 1, 2021	1,857,444	$6.55
Granted	71,727	$58.82
Vested	(652,983)	$6.89
Balance, September 30, 2021	1,276,188	$9.32
As of September 30, 2021, total unamortized stock-based compensation cost related to unvested RSUs was $9,309 and the weighted-average period over which the compensation is expected to be recognized is 1.90 years.
The award granted to a former member of the Board (the "former Board member") in July 2020 and modified in November 2020 contains a market-based vesting condition based on the traded value of shares of the Company’s common stock following the IPO over a specific time frame. For this award, the market condition was factored into its fair value and all of the stock-based compensation expense was recognized upon the IPO in December 2020. In July 2021, the market-based vesting condition for this award was satisfied and 148,315 RSUs of the former Board member fully vested. The total shares under the unvested RSUs subject to time-based vesting conditions were 148,315 as of September 30, 2021. For the three and nine months ended September 30, 2021, there were no performance awards with market-based targets granted.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Stock options
The following table summarizes the stock option activity for the nine months ended September 30, 2021:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2021	922,796	$8.81	$1.78	8.08
Granted	10,641	$59.03	$25.58
Exercised	(125,411)	$8.43	$0.73
Forfeited	(8,982)	$9.81	$5.25
Outstanding as of September 30, 2021	799,044	$9.53	$2.23	7.43

Exercisable as of September 30, 2021	513,571	$8.51	$0.87	6.93
Unvested as of September 30, 2021	285,473	$11.35	$4.66	2.06
Vested and expected to vest as of September 30, 2021	799,044	$9.53	$2.23	7.43
Since options represent equity awards of the Company, such awards are fair valued as of the grant date for the purposes of measurement and recognition under U.S. GAAP. To measure the fair value of an option, the Black-Scholes valuation model was utilized. The valuation model requires the input of highly subjective assumptions. The weighted average assumptions for awards granted as of September 30, 2021 are as follows:

Estimated weighted-average fair value per stock option	$59.03
Volatility	45%
Risk-free rate	0.85%
Dividend yield	Nil
Expected term in years	6.0
As of September 30, 2021, total compensation cost related to unvested awards not yet recognized was $1,120 and the weighted-average period over which the compensation is expected to be recognized is 2.06 years.

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
In June 2020, as part of negotiations with Greenstar that began in late 2019, the Company amended its October 2017 agreement to distribute and sell certain garden products for a term ending in December 2024. Under the amended agreement, the Company committed to purchase inventory in periodic minimum volumes on a take-or-pay basis, as defined, over the term of the agreement. In August 2021, the Company acquired 100% of the issued and outstanding shares of Greenstar which is described in Note 3 - Business Combinations.
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
Related party transactions—Hydrofarm Distribution Center
The Company leased a distribution center in Petaluma, California from entities in which a related party was a stockholder. For the three months ended September 30, 2021 and 2020, rent expense for the month to month lease totaled $0 and $320, respectively. For the nine months ended September 30, 2021 and 2020, rent expense for the month to month lease totaled $639 and $959, respectively.
14. SUBSEQUENT EVENTS
The Company completed one acquisition after September 30, 2021, which is described in Note 3 - Business Combinations.
The Company and its subsidiaries entered into the Term Loan with JPMorgan Chase Bank, N.A. after September 30, 2021. In connection with the Term Loan, the Company and its subsidiaries entered into the Second Amendment to Credit Agreement which is described in Note 10 - Debt.
After September 30, 2021, the Company has reached an understanding with the lessor to extend the month to month lease of its warehouse facilities in Petaluma, California through January 15, 2022. The extension will allow time for the Company to move to its new warehouse in Fairfield, California. The agreed upon extension for the period of November 2021 through January 15, 2022 is $1,500.
The Company executed a new operating lease after September 30, 2021, which is described in Note 7 - Operating Leases.

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
Recent Developments

Innovative Growers Equipment, Inc. Acquisition

On November 1, 2021, we closed the acquisition of the IGE Entities. (see Note 3 - Business Combinations under Innovative Growers Equipment, Inc. Acquisition, in the notes to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q). The IGE Entities are a manufacturer of horticulture benches, racking and LED lighting systems. The addition of the IGE Entities' commercial equipment product range complements our existing lineup of high performance, proprietary branded products.

Senior Secured Term Loan
On October 25, 2021, we entered into a $125 million senior secured term loan facility with JPMorgan Chase Bank, N.A. as administrative agent for certain lenders. The Term Loan bears interest at a rate of either LIBOR (with a 1.0% floor) plus 5.50%, or an alternate base rate (with a 2.0% floor) plus 4.50% and matures on October 25, 2028. We used the net proceeds from the Term Loan to fund the cash portion of the IGE purchase and for general corporate purposes, which may include, among other things, repaying any outstanding balance under our existing revolving facility and funding future M&A opportunities. Should additional capital needs arise, we can, per the terms of the Term Loan agreement, seek to upsize the facility. The Term Loan is more fully described in Note 10 - Debt in the notes to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Greenstar/Grotek Acquisition

On August 3, 2021, we closed the acquisition of Greenstar (see Note 3 - Business Combinations under Greenstar/Grotek Acquisition, in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). Greenstar produces premium horticultural products and solutions for global, domestic and commercial use. Greenstar’s owned brands include Grotek, Gaia Green, Supergreen, and EarthSafe. Grotek has been producing since 1998 and is sold internationally. Greenstar’s brands are utilized by commercial operators including growers, landscapers, greenhouses, nurseries, organic farms, as well as independent retailers. Greenstar manufactures products for both the retail and commercial market.

Investor Warrant Redemption

On July 19, 2021, we completed the redemption of certain of our outstanding warrants to purchase shares of our common stock that were issued in connection with a private placement of units (see Note 11 - Convertible Preferred Stock and Stockholders' Equity under Warrants, in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). Prior to the redemption date, 3,367,647 Investor Warrants were exercised, generating approximately $56.8 million of gross proceeds to the Company. Pursuant to the Redemption, we redeemed 1,491 Investor Warrants for a redemption price of $0.00033712 per Investor Warrant.
Aurora Acquisition
On July 1, 2021, we completed the acquisition of 100% of the issued and outstanding membership interests of Aurora (see Note 3, Business Combinations under Aurora Acquisition, in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). Founded in 2000, Aurora is a family-owned business with a strong vertically integrated manufacturing base with three locations across North America. The company is dedicated to ethical and sustainable practices and offers comprehensive plant fertility product lines free from harmful chemical residues and pesticides. Aurora adds to our growing proprietary brand nutrient and grow media line-ups, including its first organic nutrient and premium soil brands. We gained new domestic manufacturing and distribution capabilities on the east and west coasts along with a peat moss harvesting operation in Canada.
House and Garden Acquisition
On June 1, 2021, we acquired 100% of the issued and outstanding shares of capital stock of the H&G Entities (see Note 3 - Business Combinations under House & Garden Acquisition, in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). The H&G entities are located in Arcata, California, and produce and distribute premium grade plant nutrients and fertilizers across the globe. The H&G entities offer a strong product line of plant nutrients that strengthens our position in the nutrient sector and complement our rapidly expanding portfolio of premium products for controlled environment agriculture.
Follow-on Public Offering
On May 3, 2021, we closed our follow-on offering, in which we issued and sold 5,526,861 shares of our common stock, including the full exercise by the underwriters of their option to purchase 720,894 additional shares of our common stock, at a public offering price of $59.00 per share, which resulted in net proceeds of approximately $309.8 million after deducting underwriting discounts and commissions and offering expenses. We used the proceeds from the follow-on offering for acquisitions, working capital and other general corporate purposes.

Heavy 16 Acquisition
On May 3, 2021, we acquired 100% of the issued and outstanding membership interests of Heavy 16 (see Note 3 - Business Combinations under Heavy 16 Acquisition, in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). Heavy 16 is a leading manufacturer and supplier of branded plant nutritional products, with nine core products that are currently sold to approximately 300 retail stores across the U.S. The Heavy 16 products feature a full line of premium nutrients with nine core products used in all stages of plant growth, helping to increase the yield and quality of crops.
New Distribution Centers
In April 2021, we entered into leases for two new distribution centers aggregating approximately 322,000 square feet. One is located in Fairfield, California and is the distribution center that we will relocate to from our Petaluma, California distribution facility in connection with the sale of that building by our lessor. The other distribution center is located in Fontana, California which we relocated to from our Santa Fe Springs, California distribution facility in the third quarter of 2021. (see Note 7 - Operating Leases, in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).
In July 2021, we executed a lease for approximately 246,000 square feet of warehouse space in Surrey, British Columbia, Canada to be available upon expiration of the lease for existing space, commencing January 1, 2023 (see Note 7 - Operating Leases, in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).
In November 2021, we executed a lease for approximately 109,000 square feet of warehouse in Cambridge, Ontario, Canada. The new lease commencing June 1, 2023 has a term of 120 months with two options to renew for an additional five years each at the then prevailing fair market rental value. (see Note 7 - Operating Leases, in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).
In November 2021, we have reached an understanding with the lessor to extend the month to month lease of our warehouse facilities in Petaluma, California through January 15, 2022. The extension will allow time for us to move to our new warehouse in Fairfield, California. The agreed upon extension for the period of November 2021 through January 15, 2022 is $1.5 million.
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
In response to the COVID-19 pandemic, we implemented business continuity plans designed to address the impact of the COVID-19 pandemic on our business, such as restrictions on non-essential business travel, the institution of work-from-home practices and the implementation of strategies for workplace safety at our facilities. It is difficult to predict the extent to which COVID-19 may continue to spread. As of the date of this Quarterly Report on Form 10-Q, manufacturers in China and in North America are generally back in operation; however, new waves of the COVID-19 pandemic could result in the re-closure of factories in China and/or in North America. Quarantine orders and travel restrictions within the U.S. and other countries may also adversely impact our supply chains, the manufacturing of our own products and our ability to obtain necessary materials. We are experiencing some interruptions in our supply chain, as well as increased shipping costs and believe the COVID-19 pandemic is a contributing factor to those interruptions and increased costs. Although we have not, to date, experienced any material interruptions in our ability to fill our customers' orders or manufacture our own products. Consequently, we may be unable to obtain adequate inventory to fill purchase orders or manufacture our own products, which could adversely affect our business, results of operations and financial condition. Furthermore, potential suppliers or sources of materials may pass the increase in sourcing costs due to the COVID-19 pandemic to us through price increases, thereby impacting our potential future profit margins. We continue to monitor the COVID-19 pandemic and will adjust our mitigation strategies as necessary to address and changing health, operational of financial risks that may arise.

Our customers reside in countries, primarily the U.S. and Canada, that are currently affected by the COVID-19 pandemic. Many of these customers have experienced shelter-in-place measures in attempts to contain the spread of COVID-19, including general lockdowns, closure of schools and non-essential businesses, bans on gatherings and travel restrictions. Our sales growth for the nine months ended September 30, 2021 was approximately $114.2 million or 44.8% higher than the same period in 2020.
Our business has remained resilient during the COVID-19 pandemic. As of September 30, 2021, our manufacturing and distribution operations are viewed as essential services and continue to operate. Our key suppliers, retailers and resellers have been designated as essential services and remain open at this time; however, in certain places they are operating under reduced hours and capacity limitations. The majority of U.S. and Canadian cannabis businesses have been designated as essential by U.S. State and Canadian government authorities. The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time.
Recent Transactions
JPMorgan Credit Facility
On March 29, 2021, we and certain of our subsidiaries entered into a Senior Secured Revolving Credit Facility (the “JPMorgan Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender (“JPMorgan”), and the lenders from time to time party thereto. The JPMorgan Credit Facility replaces the Loan and Security Agreement with Encina Business Credit, LLC (as amended to date, the “Encina Credit Facility”). There was no outstanding indebtedness under the Encina Credit Facility when it was replaced. The JPMorgan Credit Facility, among other things, provides for an asset based senior revolving credit line (the “Senior Revolver”) with JPMorgan as the initial lender. The three-year Senior Revolver had a borrowing limit of $50 million. We had the right to increase the amount of the Senior Revolver in an amount up to $25 million by obtaining commitments from JPMorgan or from other lenders. Our and our subsidiaries’ obligations under the JPMorgan Credit Facility are secured by a first priority lien (subject to certain permitted liens) in substantially all of our and our subsidiaries’ respective personal property assets pursuant to the terms of a U.S. and a Canadian Pledge and Security Agreement, dated March 29, 2021 and the other security documents. On August 31, 2021 the JPMorgan Credit Facility was amended to increase the borrowing limit to $100 million and on October 25, 2021 was further amended to permit the Term Loan and to conform changes to provisions of the Term Loan. The JPMorgan Credit Facility is more fully described in Note 10 - Debt under Revolving asset-backed credit facilities in the notes to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other Transactions
Initial Public Offering
On December 14, 2020, we completed our initial public offering (“IPO”), in which we issued and sold 9,966,667 shares of our common stock, including the full exercise by the underwriters of their option to purchase 1,300,000 additional shares of our common stock, at a public offering price of $20.00 per share, which resulted in net proceeds of $182.3 million after deducting underwriting discounts and commissions and offering expenses. The proceeds from the IPO were used to (i) repay amounts outstanding under the Brightwood Term Loan by and among Term Loan Obligors, Brightwood Loan Services, LLC and the other lenders party thereto of $76.6 million (includes accrued interest and fees of $0.3 million), (ii) to pay down certain amounts outstanding under the Encina Credit Facility of $33.4 million, (iii) to repay $3.3 million under the promissory note to JPMorgan Chase, N.A. through the U.S. Small Business Administration Paycheck Protection Program, and (iv) to pay $2.6 million to settle the Series A preferred stock dividend. Our common stock began trading on the Nasdaq Global Select Market on December 10, 2020.
Reverse Stock Split
Our board of directors and stockholders approved an amendment to our amended and restated certificate of incorporation effecting a 1-for-3.3712 reverse stock split of our issued and outstanding shares of common stock. The reverse split was effected on November 24, 2020 without any change in the par value per share.

Results of Operations—Comparison of three and nine months ended September 30, 2021 and 2020
The following table sets forth our unaudited interim condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended September 30,
	2021		2020		Period change
Net sales	$123,822	100.0%	$96,658	100.0%	$27,164	28.1%
Cost of goods sold	93,833	75.8%	78,473	81.2%	15,360	19.6%
Gross profit	29,989	24.2%	18,185	18.8%	11,804	64.9%
Operating expenses:
Selling, general and administrative	32,149	26.0%	12,524	13.0%	19,625	156.7%
Impairment, restructuring and other	246	0.2%	184	0.2%	62	33.7%
(Loss) income from operations	(2,406)	-1.9%	5,477	5.7%	(7,883)	-143.9%
Interest expense	(132)	-0.1%	(2,549)	-2.6%	2,417	-94.8%
Loss on debt extinguishment	—	0.0%	—	0.0%	—	n/a %
Other expense, net	(41)	0.0%	(223)	-0.2%	182	-81.6%
(Loss) income before tax	(2,579)	-2.1%	2,705	2.8%	(5,284)	-195.3%
Income tax benefit (expense)	19,844	16.0%	(54)	-0.1%	19,898	-36,848.1%
Net income	17,265	13.9%	2,651	2.7%	14,614	551.3%
Cumulative dividends allocated to Series A Convertible Preferred Stock	—	0.0%	(682)	-0.7%	682	-100.0%
Net income attributable to common stockholders	$17,265	13.9%	$1,969	2.0%	$15,296	776.8%
The following table sets forth our unaudited interim condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Nine months ended September 30,
	2021		2020		Period change
Net sales	$369,011	100.0%	$254,763	100.0%	$114,248	44.8%
Cost of goods sold	286,209	77.6%	207,139	81.3%	79,070	38.2%
Gross profit	82,802	22.4%	47,624	18.7%	35,178	73.9%
Operating expenses:
Selling, general and administrative	76,233	20.7%	37,084	14.6%	39,149	105.6%
Impairment, restructuring and other	262	0.1%	276	0.1%	(14)	-5.1%
Income from operations	6,307	1.7%	10,264	4.0%	(3,957)	-38.6%
Interest expense	(276)	-0.1%	(7,858)	-3.1%	7,582	-96.5%
Loss on debt extinguishment	(680)	-0.2%	—	0.0%	(680)	n/a %
Other income, net	86	0.0%	103	0.0%	(17)	-16.5%
Income before tax	5,437	1.5%	2,509	1.0%	2,928	116.7%
Income tax benefit (expense)	19,025	5.2%	(384)	-0.2%	19,409	-5,054.4%
Net income	24,462	6.6%	2,125	0.8%	22,337	1,051.2%
Cumulative dividends allocated to Series A Convertible Preferred Stock	—	0.0%	(1,990)	-0.8%	1,990	-100.0%
Net income attributable to common stockholders	$24,462	6.6%	$135	0.1%	$24,327	18,020.0%

Net sales
Net sales for the three months ended September 30, 2021 were $123.8 million, an increase of $27.2 million, or 28.1%, compared to the same period in 2020. Net sales for the nine months ended September 30, 2021 were $369.0 million, an increase of $114.2 million, or 44.8%, compared to the same period in 2020.
The 28.1% increase in net sales for the three months ended September 30, 2021 as compared to the same period in 2020 was due to a 24.4% increase in volume of products sold (a 7.7% decline in organic sales and a 32.1% increase from recently-acquired proprietary brands), a 2.8% increase in price and mix of products sold, and 0.8% growth from favorable foreign exchange rates. The decrease in volume of products sold was primarily related to what we believe was a short-term oversupply, which put downward pressure on cannabis growing activity predominantly in California and Canada. The increase in price was primarily related to list price increases. The increase in foreign exchange related to recent weakness in the U.S. Dollar relative to the Canadian Dollar and to the Euro.
The 44.8% increase in net sales for the nine months ended September 30, 2021 as compared to the same period in 2020 was due to a 39.3% increase in volume of products sold (a 23.6% increase in organic sales and a 15.7% increase from recently-acquired proprietary brands), a 3.7% increase in price and mix of products sold, and 1.9% growth from favorable foreign exchange rates. The increase in volume of products sold was primarily related to (i) expansion of our proprietary and preferred brands, (ii) large expansion of our plant nutrients products, (iii) first-half expansion in our base business predominantly in California, Oklahoma and Missouri, and (iv) growth from our acquisitions. The increase in price was primarily related to list price increases. The increase in foreign exchange related to recent weakness in the U.S. Dollar relative to the Canadian Dollar and to the Euro.
Gross profit
Gross profit for the three months ended September 30, 2021 was $30.0 million, an increase of $11.8 million, or 64.9%, compared to the same period in 2020. Gross profit for the nine months ended September 30, 2021 was $82.8 million, an increase of $35.2 million, or 73.9%, compared to the same period in 2020.
The increase in gross profit for the three months ended September 30, 2021 as compared to the same period in 2020 was primarily related to (i) the aforementioned increase in net sales and (ii) a significant increase in our gross profit margin percentage (gross profit as a percent of net sales). Our gross profit margin percentage increased to 24.2% for the three months ended September 30, 2021 from 18.8% in the same period in 2020. The higher gross profit margin percentage is primarily due to a more favorable sales mix of proprietary brand products (due in part to the aforementioned proprietary brands that were recently acquired and the preferred brands added in the year-to-date period), which typically carry a higher gross margin than our distributed branded products, which more than offset higher freight/import costs and labor costs.
The increase in gross profit for the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily related to (i) the aforementioned increase in net sales and (ii) a significant increase in our gross profit margin percentage (gross profit as a percent of net sales). Our gross profit margin percentage increased to 22.4% for the nine months ended September 30, 2021 from 18.7% in the same period in 2020. The higher gross profit margin percentage is primarily due to a more favorable sales mix of proprietary brand products (due in part to the aforementioned proprietary brands that were recently acquired and the preferred brand added in the year-to-date period), which typically carry a higher gross margin than our distributed branded products, as well as improved labor efficiencies realized in the first half of 2021, which more than offset higher freight/import costs.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2021 were $32.1 million, an increase of $19.6 million compared to the same period in 2020. SG&A expenses for the nine months ended September 30, 2021 were $76.2 million, an increase of $39.1 million compared to the same period in 2020.
For the three months ended September 30, 2021, the $19.6 million increase in selling, general and administrative expenses is primarily related to acquisition-related costs of $8.9 million, compensation costs (an increase of $2.0 million), marketing (an increase of $0.5 million), travel (an increase of $0.3 million), insurance (an increase of $0.7 million), non-compensation general and administrative costs associated with the new acquisitions (an increase of $3.6 million), share-based compensation (an increase of $1.1 million), facility costs (an increase of $1.1 million), and $1.1 million of solicitation fees incurred in connection with the Redemption. These increases were largely the result of (i) our accelerated M&A strategy and (ii) the increased costs associated with running a public company and support of our long-term growth strategy.
The $39.1 million increase in selling, general and administrative expenses for the nine months ended September 30, 2021 is primarily related to acquisition-related costs of $18.8 million, compensation costs (an increase of $4.7 million), consulting fees (an increase of $0.9 million), marketing (an increase of $1.0 million), travel (an increase of $0.2 million), insurance costs (an increase of $2.0 million), non-compensation general and administrative costs associated with the new acquisitions (an increase of $4.3 million), share-based compensation (an increase of $3.5 million) facility costs (an increase of $1.4 million), and $1.9 million of solicitation fees incurred in connection with the Redemption. These increases were largely the result of increased costs associated with (i) our accelerated M&A strategy and (ii) running a public company and support of our long-term growth strategy.
Interest expense
Interest expense for the three months ended September 30, 2021 was $0.1 million, a decrease of $2.4 million, or 94.8%, compared to the same period in the prior year. Interest expense for the nine months ended September 30, 2021 was $0.3 million, a decrease of $7.6 million, or 96.5%, compared to the same period in the prior year. The decreases were due to the payoff of the Brightwood Term Loan and pay down of the Encina Credit Facility in connection with the December 2020 IPO and the May 2021 follow-on offering which has helped fund recent acquisitions.
Loss on debt extinguishment
Loss on debt extinguishment for the nine months ended September 30, 2021 was $0.7 million, which resulted primarily from the write-off of unamortized deferred financing costs associated with the payoff of the Encina Credit Facility.
Income tax expense
Income tax benefit for the three and nine months ended September 30, 2021 was $19.8 million and $19.0 million, respectively. Our income tax benefit was primarily the result of a reduction in the valuation allowance recorded against our net deferred tax assets. In connection with the acquisitions of the H&G Entities, we recorded a net deferred tax liability which provided an additional source of taxable income to support the realization of the pre-existing deferred tax assets. Our income tax benefit was partially offset by income taxes from certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We have a valuation allowance for deferred tax assets, including net operating loss carryforwards.
Income tax expense for the three and nine months ended September 30, 2020, was $0.1 million and $0.4 million, respectively. The tax expense for the three and nine months ended September 30, 2020 was primarily due to foreign and state income tax expense.

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
We define Adjusted EBITDA as net income (loss) excluding interest expense, income taxes, depreciation and amortization, stock-based compensation, employer payroll taxes on stock-based compensation and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for the three months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,
	2021	2020
Net Income	$17,265	$2,651
Interest expense	132	2,549
Income tax (benefit) expense	(19,844)	54
Distribution center exit costs and other	328	—
Depreciation and amortization	4,860	1,508
Impairment, restructuring and other	246	184
Acquisition and integration expenses*	10,589	—
Investor warrant solicitation fees	1,105	—
Other expense, net	41	223
Stock-based compensation**	1,347	245
Adjusted EBITDA	$16,069	$7,414
Adjusted EBITDA as a percent of net sales	13.0%	7.7%

The following table presents a reconciliation of net income, the most comparable GAAP financial measure, to Adjusted EBITDA for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended September 30,
	2021	2020
Net Income	$24,462	$2,125
Interest expense	276	7,858
Income tax (benefit) expense	(19,025)	384
Distribution center exit costs and other	328	—
Depreciation and amortization	8,638	5,170
Impairment, restructuring and other	262	276
Acquisition and integration expenses*	20,814	—
Investor warrant solicitation fees	1,949	—
Other income, net	(86)	(103)
Stock-based compensation**	3,863	410
Loss on debt extinguishment	680	—
Adjusted EBITDA	$42,161	$16,120
Adjusted EBITDA as a percent of net sales	11.4%	6.3%
(*) Includes consulting, transaction services and legal fees incurred for the completed Heavy 16, House and Garden, Aurora, Greenstar/Grotek and IGE acquisitions and certain potential acquisitions.
(**) Includes employer payroll taxes on stock-based compensation
Liquidity and Capital Resources
The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(17,510)	$(7,777)
Net cash (used in) provided by investing activities	(419,407)	1,328
Net cash provided by financing activities	374,447	6,408
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	39
Net decrease in cash, cash equivalents and restricted cash	(62,499)	(2)
Cash, cash equivalents and restricted cash at beginning of period	76,955	32,857
Cash, cash equivalents and restricted cash at end of period	$14,456	$32,855
Operating Activities
Net cash used in operating activities was $17.5 million for the nine months ended September 30, 2021, primarily consisting $24.5 million in net income, $2.2 million in net non-cash expense reductions, which were largely comprised of depreciation and amortization, stock-based compensation expense, non-cash operating lease expense, deferred income tax benefit and other non-cash expenses, less a $39.8 million increase in working capital. This change in working capital primarily reflects an aggregate increase of $55.1 million in accounts receivable, inventories, prepaid expenses and other current assets, and other assets for the period offset by an aggregate net increase of $15.3 million in accounts payable, accrued expenses and other current liabilities, and a decrease in lease liabilities due to payments on lease obligations during the period.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $419.4 million, due primarily to four business acquisitions we completed during the period, which totaled $415.9 million in cash outflows and $3.1 of property and equipment purchases.
Financing Activities
Net cash provided by financing activities was $374.4 million for the nine months ended September 30, 2021. We received proceeds of $309.8 million from our follow-on offering, and received an additional $56.8 million from the Redemption. We also paid $17.9 million related to employee's withholding tax in connection with the vesting of certain restricted stock units. In addition, we had $26.3 million in net borrowings on our revolving line of credit during the period. For the nine months ended September 30, 2020, we received net proceeds of $3.8 million from the issuance of Series A preferred stock, and received proceeds of $3.3 million under the promissory note to JPMorgan Chase, N.A. through the U.S. Small Business Administration Paycheck Protection Program, which was repaid in December 2020.
JPMorgan Revolving Credit Facility
On March 29, 2021, we and certain of our direct and indirect subsidiaries entered into a Senior Secured Revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders from time to time party thereto. The JPMorgan Credit Facility replaced the Encina Credit Facility. The JPMorgan Credit Facility is due on the earlier of March 29, 2024 or any earlier date on which the revolving commitments are reduced to zero.
The JPMorgan Credit Facility has been amended since its origination in connection with modifications to increase the borrowing limit and to consent to the Term Loan.
The three-year JPMorgan Credit Facility has a borrowing limit of $100 million subject to customary conditions. The Revolver maintains an interest rate of LIBOR plus 1.95% and has a 0.0% LIBOR floor. A fee of 0.25% per annum is charged for available but unused borrowings as defined.
The JPMorgan Credit Facility maintains certain reporting requirements, affirmative covenants, negative covenants and financial covenants ("debt covenants"). The financial covenants include that we must maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis. The JPMorgan Obligors were in compliance with all debt covenants as of September 30, 2021. As of September 30, 2021, the JPMorgan Obligors had approximately $78.6 million available to borrow under the JPMorgan Credit Facility of which $51.8 million was unused.
The JPMorgan Credit Facility is secured by our assets and the assets of certain of our subsidiaries obligated under the JPMorgan Credit Facility.
Senior Secured Term Loan
On October 25, 2021, we and certain of our direct and indirect subsidiaries entered into the Term Loan with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders, pursuant to which we borrowed a $125.0 million senior secured term loan. The Term Loan bears interest at LIBOR (with a 1.0% floor) plus 5.50%, or an alternative base rate (with a 2.0% floor), plus 4.50%, and is subject to a call premium of 2% in year one, 1% in year two, and 0% thereafter, and matures on October 25, 2028. We received estimated net proceeds of $119.2 million from the Term Loan after deducting discounts and deferred financing costs.
The principal amounts of the Term Loan are to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the principal amount of the Term Loan outstanding on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets. We may request additional term loan commitments subject to certain loan conditions.

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
In consideration of recent business combinations, we are updating our critical accounting policies and estimates to include business combinations and goodwill.
Business Combinations
Acquisitions of businesses are accounted for under the acquisition method. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition date fair value of assets transferred, liabilities incurred to the former owners of the acquiree and the equity interest issued in exchange for control of the acquiree. Acquisition related costs are expensed as incurred.
When the consideration transferred in a business combination includes a contingent consideration arrangement, which is where we may have the obligation to transfer additional assets or equity interest to the former owners if specified future events or conditions are met, the contingent consideration is measured at its acquisition date fair value and is included as part of the consideration transferred in a business combination. Contingent consideration is classified as a liability when the obligation requires settlement in cash or other assets and is classified as equity when the obligation requires settlement in our own equity instruments. Changes in fair value of contingent consideration that qualify as measurement period adjustments are adjusted retrospectively with a corresponding adjustment to goodwill. Measurement period adjustments are adjustments that arise from additional information obtained during the measurement period, which cannot exceed one year from the acquisition date, about facts and circumstances that existed at the acquisition date. All other subsequent changes in fair value of contingent consideration classified as a liability are included in net income in the period and changes in fair value of contingent consideration classified as equity are not recognized.
For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and we may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess these contingencies as part of acquisition accounting.
Goodwill is measure as the excess of the sum of the consideration transferred, the amount of any non-controlling interests in the acquiree, and the fair value of the acquirer's previously held equity interest in the acquiree (if any) over the net acquisition-date fair value amounts of the identified assets acquired and liabilities assumed.
If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we report provisional amounts for the items for which the accounting is incomplete. Those provisional amounts are adjusted during the measurement period, or additional assets or liabilities are recognized to reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have effected the amounts recognized at the time. Upon conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever occurs first, any subsequent adjustments are recorded to net income (loss).
Goodwill
Goodwill represents the excess cost of an acquired business over the fair value of the identifiable assets and liabilities assumed in a business combination less any subsequent write-downs for impairment. We evaluate the carrying amount of goodwill for impairment annually in the fourth quarter of each year and whenever events or changes in circumstances indicate that the carrying may not be recoverable. When testing for goodwill impairment, we first perform a Step 0 test. If qualitative factors indicate that it is more likely than not that the fair value of the relevant reporting unit is less than its carrying value, we test goodwill for impairment at the reporting unit level using a two-step approach. In step one, we determine if the fair value of the reporting unit exceeds the reporting unit's carrying value. If step one indicates that the fair value of the reporting unit is less than the carrying value, we perform step two, determining the fair value of goodwill and if the carrying value exceeds its implied fair value, an impairment charge is recorded.

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
Foreign Currency Risk
The functional currencies of our foreign subsidiary operations are predominantly in the Canadian dollar (“CAD”) and the Euro. For the purposes of presenting these consolidated financial statements, the assets and liabilities of subsidiaries with CAD or Euro functional currencies are translated into USD using exchange rates prevailing at the end of each reporting period. Income and expense items are translated at the average rate prevailing during the period with exchange differences impacting other comprehensive income (loss) in equity. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the CAD.
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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses previously disclosed in our 2020 Annual Report.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management determined that the previously disclosed material weaknesses have not been remediated as of September 30, 2021. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
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
ITEM 1A. RISK FACTORS
For a discussion of risk factors, please read Item 1A, "Risk Factors" in our 2020 Annual Report and in our Quarterly Report on Form 10-Q for the period ended June 30, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit	Description

2.1+†
Share Purchase Agreement, dated as of August 3, 2021, by and among Hydrofarm Holdings Group, Inc., Greenstar Plant Products Inc., GSPP Investments Inc., Funance Productions Corp., Michael Nemirow, and 13213684 Canada Ltd. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-39773) filed with the SEC on August 3, 2021).

10.1+
First Amendment and Joinder to Credit Agreement, dated as of August 31, 2021, by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, Hydrofarm Investment Corp., Hydrofarm Holdings LLC, EHH Holdings LLC, Sunblaster LLC, Hydrofarm Canada, LLC, Sunblaster Holdings ULC, Eddi’s Wholesale Garden Supplies Ltd., Field 16, LLC, House & Garden, Inc., Humboldt Wholesale, Inc., Aurora Innovations, LLC, House & Garden Holdings, LLC, Gotham Properties LLC, Aurora International, LLC, Allied Imports & Logistics, Inc., Aurora Peat Products ULC, Greenstar Plant Products Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39773) filed with the SEC on September 7, 2021).

10.2*+
Second Amendment to Credit Agreement, dated as of October 25, 2021, by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, Field 16, LLC, House & Garden, Inc., Humboldt Wholesale, Inc., Aurora Innovations, LLC, Hydrofarm Investment Corp., Hydrofarm Holdings LLC, EHH Holdings LLC, Sunblaster LLC, Hydrofarm Canada, LLC, Sunblaster Holdings ULC, Eddi’s Wholesale Garden Supplies Ltd., House & Garden Holdings, LLC, Gotham Properties LLC, Aurora International, LLC, Allied Imports & Logistics, Inc., Aurora Peat Products ULC, Greenstar Plant Products Inc., the lenders party thereto and JPMorgan Chase Bank, N.A.

10.3*+
Credit and Guaranty Agreement, dated as of October 25, 2021, by and among Hydrofarm Holdings Group, Inc., the other credit parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A.

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

*    Filed herewith.
#    The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
+    Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
†     Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Hydrofarm Holdings Group, Inc.

Date: November 15, 2021	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer
(Principal Financial Officer)