Form 10-K
period 2021-12-31
HYDROFARM HOLDINGS GROUP, INC.
filed 2022-03-01
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number: 001-39773

Hydrofarm Holdings Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-4895761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1510 Main Street
Shoemakersville, Pennsylvania 19526
(707) 765-9990
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HYFM	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2021, as reported by The Nasdaq Global Select Market on such date was $2.4 billion. As of February 15, 2022, the registrant had 44,712,413 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements concerning our business strategy and plans, future operating results and financial position, as well as our objectives and expectations for our future operations, are forward-looking statements.

In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:
•general economic and financial conditions, specifically in the United States and Canada;
•the adverse effects of public health epidemics, including the ongoing COVID-19 outbreak, on our business, results of operations and financial condition;
•interruptions in the supply chain;
•federal and state legislation and regulations pertaining to the use and cultivation of cannabis in the United States and Canada;
•public perceptions and acceptance of cannabis use;
•fluctuations in the price of various crops and other factors affecting growers;
•the results of our recent acquisitions and strategic alliances;
•our ability to execute our e-commerce business;
•the costs of being a public company;
•our ability to keep pace with technological advances;
•our ability to successfully identify appropriate acquisition targets, successfully acquire identified targets or successfully integrate the business of acquired companies;
•the success of our marketing activities;
•a disruption of breach of our information technology systems;
•our current level of indebtedness;
•our dependence on third parties;
•any change to our reputation or to the reputation of our products;
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

We have based these forward-looking statements largely on our current expectations and described future events and trends that we believe may affect our business, financial condition, results of operations, prospects, and financial needs. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We disclaim any intention or obligation to publicly update or revise any forward-looking statements for any reason or to conform such statements to actual results or revised expectations, except as required by law.
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

PART I

Item 1.    BUSINESS
Introduction
We are a leading independent manufacturer and distributor of controlled environment agriculture (“CEA”, principally hydroponics) equipment and supplies, including a broad portfolio of our own innovative and proprietary branded products. We primarily serve the U.S. and Canadian markets, and believe we are one of the leading competitors by market share in these markets in an otherwise highly fragmented industry. For over 40 years, we have helped growers make growing easier and more productive. Our mission is to empower growers, farmers and cultivators with products that enable greater quality, efficiency, consistency and speed in their grow projects. For the 2021 fiscal year, we had net sales of $479.4 million. From 2005 through 2021, we generated a net sales compound annual growth rate (“CAGR”) of approximately 19%.
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
We reach commercial farmers and consumers through a broad and diversified network of over 2,000 wholesale customer accounts, who we connect with primarily through our proprietary e-commerce marketplace. A substantial majority of our net sales are to specialty hydroponic retailers, through which growers are able to enjoy specialized merchandise assortments and knowledgeable staff. We also distribute our products across the United States and Canada to a diversified range of retailers of commercial and home gardening equipment and supplies that include garden centers, hardware stores, e-commerce retailers, commercial greenhouse builders, and commercial resellers.
Business Developments
During the year ended December 31, 2021, we completed five acquisitions of branded manufacturers of CEA products, resulting in a significant expansion of our portfolio of proprietary branded products and our specialized manufacturing capabilities, including:
•Heavy 16, a manufacturer of plant nutrients and additives, in May 2021;
•House & Garden, a manufacturer of plant nutrients and additives, in June 2021;
•Aurora Innovations, a manufacturer of soil, grow media, plant nutrients and additives, in July 2021;
•Greenstar Plant Products, a manufacturer of plant nutrients and additives, in August 2021; and
•Innovative Growers Equipment, a manufacturer of horticultural benches, racks and grow lights, in November 2021.
We have included additional information about these and other developments in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
How We Serve Our Customers
Our customer value proposition is centered on two pillars. First, we strive to offer the best selection by being a branded provider of all CEA needs. Second, we seek to be the gold standard in distribution and service, leveraging our infrastructure and reach to provide customers with just-in-time (“JIT”) delivery capabilities and exceptional service across the United States and Canada.

Complete Range of Innovative CEA Products
We offer thousands of innovative, branded CEA products spanning lighting solutions, growing media (i.e., premium soils and soil alternatives), nutrients, equipment and supplies sold under leading proprietary, exclusive/preferred brands or non-exclusive/distributed brands. Some of our most well-known proprietary brands include Phantom, PhotoBio, Active Aqua, Active Air, HEAVY 16, House & Garden, Mad Farmer, Roots Organics, Soul, Procision, Grotek, Gaia Green, and Innovative Growers Equipment. We estimate that in excess of two-thirds of our net sales relate to recurring consumable products, including growing media, nutrients and supplies that require regular replenishment. The remaining portion of our sales relate to durable products such as hydroponic lighting and equipment. The majority of products we offer are produced by us or are supplied to us under exclusive/preferred brand relationships providing for attractive margins and a significant competitive advantage as we offer retailers and resellers a breadth of products that cannot be purchased elsewhere.
The following graphic illustrates a representative set of our market-leading products across key CEA product categories:

LIGHTING

Phantom DE Open Lighting System

AgroBrite T5

Phantom II Digital Ballast

Phantom Enclosed Reflector

PHOTOBIO MX

PHOTOBIO TX LED

EQUIPMENT

Autopilot PX2 Lighting Controller

Active Aqua Rolling Bench

Active Aqua Flood Table

Autopilot Analog Grounded Timer

Active Aqua Chiller

Active Air Duct Fan

GROW MEDIA

GROW!T Commercial Blocks

FoxFarm Potting Soil

Grodan Pro Delta Blocks

GROW!T Clay Pebbles

Roots Organics Potting Soil

Roots Organics Coco Blocks

NUTRIENTS

HEAVY 16 Fire

Mad Farmer Mother Of All Bloom

House & Garden Roots Excelurator

Grotek Monster Grow Pro

Roots Organics Nutrients

Soul LBS

SUPPLIES

Trim Fast Premium Ergonomic Pruner

Raindrip Pressure Drippers

Jump Start Seedling Heat Mat

Trellis Netting Mesh

Dirt Pot Flexible Portable Planter

Xtrasun Conversion Lamp

Infrastructure and Reach for Fast Delivery, High In-Stock Availability and Exceptional Service
Our infrastructure and reach enable us to provide delivery and service capabilities to a highly diverse group of customers across the United States and Canada. We believe that our six U.S.-based distribution centers can reach approximately 90% of the U.S. population within 24 to 48 hours and that our two Canadian distribution centers can provide timely coverage to the full Canadian market.
In the United States, we currently operate distribution centers in Fairfield, California; Fontana, California; Gresham, Oregon; Denver, Colorado; Fairless Hills, Pennsylvania; and New Hudson, Michigan. In Canada, we currently have distribution centers in Langley, British Columbia and Cambridge, Ontario. Outside of North America, we operate a distribution center in Zaragoza, Spain, and we have an office for product quality assurance and supply chain management in Shenzhen, China. We partner with a network of third-party logistics companies that facilitate expeditious delivery to our customers across the globe. The majority of customer orders are received through our business-to-business e-commerce platform. Through our differentiated Distributor Managed Inventory (“DMI”) Program, we partner with our network of retailers and resellers to create customized, JIT supply chain solutions for large commercial end users.

In connection with our recent acquisitions, we have acquired manufacturing facilities in the United States in Paramount, California; Arcata, California; Eugene, Oregon; Goshen, New York; and Sycamore, Illinois. In Canada, our manufacturing facilities are in Langley, British Columbia and Edmonton, Alberta.
Since 2005, we have grown our net sales at an approximate 19% CAGR*. This historical growth is largely due to the growth in CEA growing across several end-markets, including cannabis, and our ability to continuously develop, manufacture and distribute innovative branded products on timely basis.

* Approximately 17% organic net sales growth and 2% M&A growth

We believe our industry remains poised to grow. Expanding populations, limited natural resources and a focus on the environment and the security of our agricultural systems have illuminated the benefits of CEA compared to traditional outdoor agriculture. We believe the adoption of CEA will continue to accelerate, particularly in the commercial agriculture industry, where CEA can be deployed to achieve results that are simultaneously more efficient for the planet and profitable for growers. The global cannabis industry is a rapidly developing business opportunity for us, particularly as the legal market in the United States continues to expand.
Our Industry Is Large and Growing
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
Pictured: PHOTOBIO LED Light, Active Aqua Grow Flow 5 gal system, Active Aqua Flexible Air Stone, oxyCLONE Series 20 Site Cloning System, Active Air CO2 System with Timer, Roots Organics Precision Perlite, Roots Organics Soilless Hydroponic Coco Mix.
CEA is an increasingly significant and fast-growing component of the expansive global commercial agriculture and consumer gardening sectors. According to the U.S. Department of Agriculture and National Gardening Survey, the agriculture, food, and related industries sector produced more than $1 trillion worth of goods in the United States alone in 2017, and U.S. households spent a record of approximately $48 billion at retail stores on gardening and growing supplies and equipment.
According to industry publications, the global CEA industry totaled approximately $75 billion in 2020, and is expected to grow at a CAGR of 19% from 2020 to 20251. The rapid growth of CEA crop output will subsequently drive growth in the wholesale CEA equipment and supplies industry. According to industry publications, the global wholesale CEA equipment and supplies industry totaled approximately $9.5 billion in 2020 and is expected to grow at a CAGR of 11% from 2020 to 20262.

1 KD Market Insights Controlled Environment Agriculture Market, February 2021
2 Markets and MarketsTM Hydroponics Market Global Forecast, January 2021

Today, we believe that a majority of the CEA equipment and supplies we sell to our customers is ultimately purchased by participants in the cannabis industry, though we do not sell to cannabis growers or to retailers that sell only to the cannabis industry in the United States. The North American cannabis industry is massive and growing, driven largely by state-level legalization efforts in the United States and federal-level legalization in Canada. Although there has been what management believes is a short-term agricultural oversupply that has recently put downward pressure on cannabis growing activity, management believes that the state-level legalization efforts in the United States and increasing popular support (and related positive impacts, as further detailed below) will continue to increase the size of the cannabis market in North America for years to come.

According to industry publications3, the U.S. cannabis market is projected to reach approximately $47.5 billion by 2026, up from approximately $18.0 billion in 2020, representing an 18% CAGR. In Canada, the cannabis market is projected to reach approximately $6.7 billion by 2024, up from approximately $2.6 billion in 2020, representing a 17% CAGR.
This significant growth in the U.S. cannabis market is expected due to (i) state initiatives for new adult-use and/or medical-use programs in additional U.S. states, (ii) expanded access for patients or consumers in existing state medical or adult-use cannabis programs, and (iii) increased consumption driven by greater product diversity and choice, reduced stigma, and real and perceived health benefits in states with existing adult-use or medical-use programs.
•State initiatives for new adult-use or medical-use programs. We believe support for cannabis legalization in the United States is gaining momentum. According to a November 2019 poll by Pew Research Center, public support for the legalization of cannabis in the United States increased from approximately 41% in 2010 to approximately 67% in 2019. According to a 2019 poll by Quinnipiac University, 93% of Americans support patient access to medical-use cannabis if recommended by a doctor. Furthermore, due to the recent socio-economic changes across the United States since early 2020, many state government budgets are increasingly under pressure to identify additional revenue sources, such as the potential revenue streams from the taxation and job creation that state legalized adult-use cannabis may offer. Accordingly, a number of states are at various stages of considering implementing laws permitting cannabis use or further liberalizing their existing laws permitting such use. Our sales per capita in U.S. states with legalized adult-use programs are on average several multiples higher than our sales per capita in states without adult-use
3 BDSA, September 2021

programs. We believe this fact points to the significant opportunity available to us if or when additional U.S. states legalize adult-use programs.
•Expanded access for patients and consumers in existing state medical and adult-use programs. The cannabis business in states with existing cannabis laws is in nascent stages in many cases and will continue to grow, creating jobs and opportunities for workers and entrepreneurs. Cultivators, manufacturers, dispensaries, delivery providers, labs and other cannabis-related businesses will continue to grow in these regions. As these businesses proliferate, consumers will benefit from easier access to cannabis products.
•Greater product diversity and choice, reduced stigma and real and perceived health benefits in states with existing adult-use or medical-use programs. Several key developments have contributed to an increase in cannabis product availability and breadth, including the proliferation of cannabidiol (CBD) and other cannabis-infused products, including edibles, oils, tinctures, and topical treatments. We believe that the historical stigmatization of cannabis use has diminished significantly, driven by a more supportive legislative environment, a rise in progressive sociopolitical views and greater consumer awareness of the potential health benefits of cannabis consumption. According to industry publications, real and perceived health benefits extend into areas including cancer treatment, pain management, the treatment of neurological and mental conditions, and sleep management. According to industry publications, the use of cannabis in the United States by adults aged 65+ has increased sharply in recent years from 0.4% in 2006 and 2.9% in 2015 to 4.2% in 2018 (JAMA Internal Medicine).
Acceleration of CEA Adoption
Both the commercial agriculture and cannabis industries are increasingly adopting more advanced agricultural technologies in order to enhance the productivity and efficiency of operations. The benefits of CEA include:
•Greater product safety, quality and consistency;
•More reliable, climate-agnostic year-round crop supply from multiple, faster harvests per year as opposed to a single, large harvest with outdoor cultivation;
•Lower risk of crop loss from pests (and subsequently lower need for pesticides) and plant disease;
•Lower required water and pesticide use compared to conventional farming, offering incremental benefits in the form of reduced chemical runoff and lower labor requirements; and
•Potentially lower operating expenses from resource-saving technologies such as high-efficiency LED lights, precision nutrient and water systems and automation.
CEA implementation continues to increase globally, driven by the factors listed above as well as growth in fruit and vegetable farming, consumer gardening and the continued adoption of vertical farming. Vertical farming, a subsector of CEA, has gained popularity mainly due to its unique advantage of maximizing yield by growing crops in layers. Industry publications project that the global vertical farming market will reach approximately $6 billion in 2023, up from $3 billion in 2019 and representing a 24% CAGR from 2019 to 2023.
While a small portion of cannabis cultivation may be grown in non-CEA settings, given the multitude of benefits of CEA cultivation, we believe CEA will continue to be the primary method of growing cannabis, driving demand for our products. The movement towards the legalization of cannabis in the United States and its legalization in Canada also comes with a corresponding increase in regulatory oversight and statutory requirements for growers and their products. These regulations enhance product safety and transparency to consumers but usually necessitate the use of CEA in cannabis cultivation in order to meet mandated tetrahydrocannabinol (THC) content or impurity tolerances.

Increased Consumer Home Growing
We perceive consumer gardening to be a significant driver of future CEA growth. According to the National Gardening Survey, in 2017, 77% of U.S. households participated in lawn and garden activities, spending on average a record of $503 per household. We expect this growth in consumer gardening and growing spending to continue, driven by both increased participation by millennials and strong continued participation by married households, adults over age 55, and adults without children. We believe that these demographic dynamics will result in an increase in the number of consumer gardening category participants, resulting in the purchase of more CEA products.
Increased Focus on Environmental, Social, and Governance (“ESG”) Issues

We are committed to ESG responsibilities as we expand our distribution and manufacturing capabilities. We believe the growth and change in our end-markets is in part driven by a variety of ESG trends aimed at preserving resources and enhancing the transparency and safety of our food supply chains. On January 11, 2022, we released our first ESG report to stakeholders, highlighting our continued environmental, health and safety focus and sustainable governance practices. Overall, we believe the CEA market delivers superior performance characteristics versus traditional agriculture .
COVID-19
The coronavirus (“COVID-19”) pandemic has caused significant shifts in consumer sentiment and behavior thereby altering the dynamics of the CEA industry. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines and other factors remain uncertain. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs. The impact of COVID-19 and its variants has been and remains unpredictable. Management believes that COVID-19 has driven a greater volume of sales by our customers in select time periods, thus creating demand for our CEA supplies and equipment. We believe that these changes, as outlined below, will benefit our industry in the long term:
•New entrants into the consumer gardening and growing market. We believe that a meaningful portion of consumer gardening and growing product spending during the COVID-19 outbreak has been driven by first-time users. We expect this to be a tailwind for the consumer gardening and growing market going forward as a portion of these consumers opt to work from home more.
•Increased focus on food security and sustainable sourcing. The COVID-19 pandemic has intensified consumer focus on food security and transparency of food production around the world. CEA offers a more sustainable and secure alternative to traditional outdoor agriculture, allowing food to be grown closer to where it is ultimately consumed, thereby reducing supply chain-related risks and food waste.
•Pressure on governments to identify additional revenue streams, such as tax revenue from state legalized cannabis industries. The COVID-19 pandemic has put a significant strain on government budgets, increasing pressure to find revenue from previously unexplored streams including state legalized medical or adult-use cannabis.
•Home-centric lifestyle increasing opportunities for cannabis use. The COVID-19 pandemic is expected to foster a long-term increase in at-home activity. This lifestyle shift may foster growth in the cannabis market by increasing potential occasions for cannabis use as cannabis is often consumed at home.
•Essential service designation. During lockdowns related to the COVID-19 pandemic, our manufacturing and distribution operations and a great majority of our key suppliers, retailers and resellers were designated as essential and have remained open. This sets a key precedent about the vital importance of our operations and end-markets. Although certain of our key suppliers experienced significant challenges in 2020 and 2021, we believe this precedent will benefit the CEA industry in the long-term.
Our Competitive Strengths
We attribute our success to the following competitive strengths.

Leading Market Positions in Attractive Growing Markets
We are a leading independent manufacturer and distributor of CEA equipment and supplies in the United States and Canada and one of the two major consolidators in the CEA industry. The broader market is comprised of a fragmented group of smaller competitors. We serve several attractive end-markets, including hemp and indirectly the cannabis industry. Favorable trends in CEA, including increased adoption of vertical farming methods to increase yields, are projected to drive a 24% CAGR for the vertical farming market through 2023 according to industry publications. Similarly, growers’ increasing preference to reduce water and energy usage, limit pesticide use and risk of environmental runoff, and reduce labor costs coupled with growing consumer demand for fruits and vegetables are expected to drive significant growth in CEA methods. Furthermore, CEA allows farms to be located closer to their consumers, greatly reducing the costs and waste (namely carbon dioxide and spoiled food) related to transportation resulting in an overall smaller carbon footprint. However, we will likely see the most significant growth in cannabis. Increased support for cannabis legalization at the federal level in the United States, an increase in U.S. states’ implementation of adult-use and medical cannabis programs and increasing popular support will drive future growth.
Experienced Management Team with Proven Track Record
Our management team possesses significant public market experience, a history of driving long-term organic growth and a track record of successful business consolidations. Bill Toler, Chairman and Chief Executive Officer, has over 35 years of executive leadership experience in supply chain and consumer packaged goods, most recently serving as President and Chief Executive Officer of Hostess Brands from April 2014 to March 2018. Under his leadership, Hostess Brands transitioned from a private to public company, regained a leading market position within the sweet baked goods category and returned to profitability. Bill also previously served as Chief Executive Officer of AdvancePierre Foods and President of Pinnacle Foods, in addition to holding executive roles at Campbell Soup Company, Nabisco and Procter & Gamble. Terence Fitch, President, possesses significant relevant business experience including more than 20 years of management experience with the Coca-Cola Company and Coke Enterprises, where he was responsible for manufacturing, supply chain, and sales and marketing for the multi-billion-dollar Refreshment Direct and Independent Bottlers business units. For the past six years, Terence has been working on building, managing and designing large CEA operations in Colorado and Arkansas. B. John Lindeman, Chief Financial Officer, brings us more than 25 years of finance and leadership experience. Most recently he served as Chief Financial Officer and Corporate Secretary at Calavo Growers, Inc., a fresh food company, where he was responsible for the finance, accounting, IT and human resource functions. Prior to joining Calavo, he held various leadership positions within the finance and investment banking industries at Janney Montgomery Scott, Stifel Nicolaus, Legg Mason and PricewaterhouseCoopers LLP.
Broad Portfolio with Innovative Proprietary Offerings and Recurring Consumables Sales
We have one of the largest equipment and consumable product offerings in the industry. From lighting solutions to nutrients to grow mediums, we offer nearly everything growers need to ensure their operations are maximizing efficiency, output and quality. We maintain an extensive portfolio of products which includes over 40 internally developed or acquired proprietary brands across thousands of stock keeping units ("SKUs") as well as over 35 exclusive/preferred brands. Approximately 72% of our sales relate to proprietary and exclusive/preferred brands. Our proprietary and exclusive/preferred brands include lighting, equipment, grow media, nutrients and supplements. Our proprietary products command a significant gross margin premium relative to general distributed brands. Our revenue mix continues to shift towards proprietary brands as we continue to innovate, improving overall margins. Further, our revenue stream is highly consistent as, in our estimation, we believe that approximately two-thirds of our net sales are generated from the sale of recurring consumable products including growing media, nutrients and supplies.
Specialized Manufacturing Capabilities
Following our 2021 acquisitions of five branded manufacturers, we now have specialized manufacturing capabilities as a core competitive strength. Our manufacturing capabilities across seven locations in North America include liquid nutrient blending and bottling, soil blending and bagging, dry fertilizer blending and bagging, worm casting production, perlite production, peat harvesting, metal fabrication, LED surface mounting and light fixture assembly.

Proprietary Sourcing and Supplier Relationships Create Barriers to Entry
Our scale presents a significant barrier to entry as we have developed exclusive distribution relationships, proprietary brands and a geographic footprint that enables us to efficiently service customers across North America. We maintain approximately one million square feet of distribution space across six distribution centers in the United States and two distribution centers in Canada. Following our 2021 acquisitions, we also maintain five manufacturing facilities in the United States and two manufacturing facilities in Canada. Furthermore, we have cultivated over the last 40 years long-term relationships with a network of approximately 400 suppliers, giving us access to a best-in-class products portfolio and allowing us to provide a full range of CEA solutions to our customers. We source individual components from our diverse supplier base to assemble our products, including utilizing a dedicated on-the-ground purchasing team in China to maintain and develop relationships with suppliers. To maintain competitive pricing, we implement cost sharing with certain of our suppliers. One supplier accounted for 10% of purchases in 2021, and another supplier accounted for 10% of purchases in 2019. No supplier accounted for more than 10% of purchases in 2020.
Unique Ability to Serve Our Strong Customer Base
We maintain long-standing relationships with a diversified range of leading hydroponic retailers, retailers of commercial and home gardening equipment and supplies that include garden centers, hardware stores, e-commerce retailers, commercial greenhouse builders, and commercial resellers. We serve over 2,000 business-to-business customers across multiple channels in North America, providing customers with the capability to purchase their entire product range from us. Our commercial sales and DMI programs further enhance our customer capabilities, offering consultation, technical expertise, facilitated order fulfillment and JIT delivery of consumables. Our unique distribution capabilities allow us to provide JIT delivery across North America, utilizing six strategically located distribution centers in the United States and our two distribution centers in Canada. We believe that our distribution footprint in the United States can reach approximately 90% of the population in 24 to 48 hours and our two distribution centers in British Columbia and Ontario can provide timely coverage to the full Canadian market. We maintain coverage of industry trends and consumer preferences via a robust, seasoned sales organization located regionally across North America complemented by teams made up of specialized product category experts. Given our ability to provide a comprehensive product offering and excellent customer service, we maintain over seven-year relationships with the majority of our largest customers.
Proven Mergers and Acquisitions (“M&A”) Track Record
Our management team has extensive experience with execution and integration of M&A opportunities. In November 2017, we acquired Eddi’s Wholesale Garden Supplies, Ltd. (“Eddi’s”) and the distribution division of Greenstar Plant Products, Inc. Since our initial public offering (“IPO”) in December 2020, we have consummated five acquisitions, including HEAVY 16, House & Garden, Aurora, Greenstar, and Innovative Growers Equipment (as described and each defined below). Our understanding of commercial growers’ needs coupled with our experienced M&A team has enabled us to build a robust pipeline of potential acquisition targets and to convince targets that we should be their partner of choice. We view M&A as a significant driver of potential growth as the hydroponics industry is fragmented and primed for consolidation.
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

Expanding our Proprietary Product Offering
We are expanding the breadth of our product assortment through continued development of our own proprietary brands and acquisitions. Our proprietary brands command a meaningful gross margin premium to our distributed products. Our core competency in new product innovation is in lighting, consumable and equipment categories, and we are enhancing research and development in our other product categories to expand our brand portfolio’s value and further enhance our margins. We have launched several new product lines over the last two years, including PhotoBio LED lighting equipment and Phantom Core HID lighting equipment. Through recent acquisitions, we have expanded our proprietary brands to include HEAVY 16, House & Garden, Mad Farmer, Roots Organics, Soul, Procision, Grotek, Gaia Green, and Innovative Growers Equipment.
Adding Strategic Distribution Relationships and Exclusive/Preferred Brands
We can increase revenue with significant cross-selling activity to our current installed customer base by offering a more comprehensive assortment of products required by commercial growers to engage in cultivation. We have identified, and in some cases acquired, key suppliers with product solutions that are well established in the grower community for exclusive/preferred brand relationships that continue to drive sales and margin improvement. We believe we are a highly attractive distribution partner due to our scale and independence in growing media and nutrient categories.
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
Productivity Initiatives to Mitigate Costs and Enhance Margins
We have developed and begun to implement specific productivity initiatives across our business as an additional means of funding growth. We have increased the percentage of proprietary and exclusive/preferred brands and products manufactured internally in our product portfolio. Our innovative proprietary and exclusive/preferred brands offer us a significant margin benefit compared to distributed brands.
Acquiring Value-Enhancing Businesses
The hydroponics industry is highly fragmented, which we believe presents a significant opportunity for growth through M&A. Management is continually evaluating M&A targets and we believe, in this fragmented market, there will be continued opportunities for M&A. M&A provides us an opportunity to significantly increase distribution with independent brands and to add new products based on identified needs of commercial growers. We utilize clear investment criteria to make disciplined M&A decisions with the goal of accelerating sales and EBITDA growth, increasing competitive strength and market share and expanding our proprietary brand portfolio.
We regularly pursue opportunities to grow our business through acquisitions of strategically complementary businesses and typically have a pipeline of numerous acquisition opportunities at differing stages of evaluation. We aim primarily to acquire companies that have a competitive market position with the potential to increase market share, a strong brand, high recurring revenue and strong margin potential. In the ordinary course of our business, we seek acquisition targets that can accelerate our growth and generate significant cash flows over time. As more fully described in “Recent Acquisitions”, we consummated five acquisitions in fiscal 2021.
In light of current market conditions and our efforts to fully integrate the acquisitions made in 2021, we anticipate that our acquisition activities will proceed at a slower pace, particularly during the first half of 2022. Nonetheless, we expect to continue to evaluate opportunities and maintain a pipeline of potential targets. We are not party to any definitive agreements in respect of such acquisition targets as of the date of this Annual Report on Form 10-K and the timing and our desire to consummate any such acquisition depends, among other things, on the results of our continuing due diligence, which may include, in each case, a quality of earnings report from a third party provider and, in each case, audited financial statements, which we are requiring even though we do not expect the acquisitions to be “significant” and to require us to include such audits in our public filings under the SEC’s Regulation S-X. Even if our due diligence efforts lead us to desire to consummate acquisitions, there is no assurance that we will consummate the acquisition of any of the targets in our pipeline. In addition to the continuing diligence efforts outlined above, we will still need to enter into definitive agreements with the targets in a dynamic market which may impact corresponding valuation metrics and multiples and, even if an agreement is entered into, both parties would need to satisfy any applicable closing conditions. There are a number of other factors that could impact our ability to successfully complete these acquisitions, including competition for targets, sometimes from competitors with greater available resources for acquisitions.
It should be noted that acquisitions involve a number of risks and may not achieve our expectations; and, therefore, we could be adversely affected by any such acquisition. There are a number of risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, and potential profitability of acquisition candidates, as well as the challenges of integrating acquired companies and achieving potential synergies once an acquisition is consummated, that may cause an acquisition to fail.

Recent Acquisitions
Innovative Growers Equipment, Inc. Acquisition
On November 1, 2021, we completed the acquisition of 100% of the issued and outstanding shares of Innovative Growers Equipment, Inc., an Illinois corporation (“IGE”), Innovative AG Installation, Inc., an Illinois corporation (“IAG”), Innovative Racking Systems, Inc., an Illinois corporation (“IRS”), and Innovative Shipping Solutions, Inc., an Illinois corporation (“ISS” and, together with IGE, IAG, IRS, and their respective subsidiaries, the “IGE Entities”), a manufacturer of horticulture benches, racking and LED lighting systems which complement our existing lineup of high performance, proprietary branded products. See Note 3 - Business Combinations under Innovative Growers Equipment, Inc. Acquisition, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Greenstar/Grotek Acquisition
On August 3, 2021, we completed the acquisition of 100% of the issued and outstanding shares of Greenstar Plant Products Inc., a Canadian company (“Greenstar”). Greenstar produces premium horticultural products and solutions for global, domestic and commercial use since 1998. Greenstar’s owned brands include Grotek, Gaia Green, Supergreen and EarthSafe has been producing since 1998 and is sold internationally. Greenstar's brands are utilized by home gardeners and commercial operators including growers, landscapers, greenhouses, nurseries, and organic farms.
Greenstar manufactures plant products for both the retail and commercial markets and its vision is to cultivate mutually beneficial long-term relationships built on trust, quality horticultural products, and world-class service. See Note 3 - Business Combinations under Greenstar/Grotek Acquisition, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Aurora Acquisition
On July 1, 2021, we completed the acquisition of 100% of the issued and outstanding membership interests of Gotham Properties LLC, an Oregon limited liability company (“Gotham Properties”), Aurora Innovations LLC., an Oregon limited liability company (“Aurora Innovations”), Aurora International LLC, an Oregon limited liability company (“Aurora International” and, together with Gotham Properties and Aurora Innovations, “Aurora”). See Note 3, Business Combinations under Aurora Acquisition, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Founded in 2020, Aurora was a family-owned business with a strong vertically integrated manufacturing base with three locations across North America. The company is dedicated to ethical and sustainable practices and offers comprehensive plant fertility product lines free from harmful chemical residues and pesticides. Aurora adds to our growing proprietary brand nutrient and grow media line-ups, including its first organic nutrient and premium soil brands. We also gained new domestic manufacturing and distribution capabilities on the east and west coasts along with a peat moss harvesting operation in Canada.
H&G Acquisition
On June 1, 2021, we completed the acquisition of 100% of the issued and outstanding shares of capital stock of House & Garden, Inc., a Nevada corporation (“HG”), Humboldt Wholesale, Inc., a California corporation (“HW”), Allied Imports &

Logistics, Inc., a California corporation (“Allied”), South Coast Horticultural Supply, Inc., a California corporation (“SC” and, together with HG, HW and Allied, the “H&G Entities”). The H&G Entities operate a manufacturing facility in Northern California. See Note 3 - Business Combinations under House & Garden Acquisition, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The H&G Entities produce and distribute premium grade plant nutrients and fertilizers across the globe. We believe the strategic combination of our leading distribution capabilities with the H&G Entities’ local and global network and nutrient manufacturing capabilities will enable their brand to grow more rapidly across the combined company’s customer base. Moreover, we believe that the acquisition of the H&G Entities further developed our strategy of acquiring branded manufacturers in key CEA product categories, such as plant nutrients.
HEAVY 16 Acquisition
On May 3, 2021, we completed the acquisition of 100% of the issued and outstanding membership interests of Field 16, LLC, a Delaware limited liability company (‘‘HEAVY 16’’). See Note 3 - Business Combinations under Heavy 16 Acquisition, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K
HEAVY 16 is a leading manufacturer and supplier of branded plant nutritional products, with nine core products that are currently sold across the United States. The HEAVY 16 products feature a full line of premium nutrients with the nine core products used in all stages of plant growth, helping to increase the yield and quality of crops. HEAVY 16 operates a manufacturing facility in Southern California.
Effects of COVID-19 on Our Business
The World Health Organization recognized COVID-19 as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines and other factors remain uncertain. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs. The global pandemic and actions taken to contain COVID-19 have adversely affected the global economy and financial markets.
In response to the COVID-19 pandemic, we implemented business continuity plans designed to address the impact of the COVID-19 pandemic on our business, such as restrictions on non-essential business travel, the institution of work-from-home practices and the implementation of strategies for workplace safety at our facilities. We have historically and may continue to source select products from China. It is difficult to predict the extent to which COVID-19, including the emergence and spread of more transmissible variants, may continue to spread. As of the date of this Annual Report on Form 10-K, manufacturers in China and in North America are generally back in operation; however, new waves of the COVID-19 pandemic could result in the re-closure of factories in China and/or in North America. Quarantine orders and travel restrictions within the United States and other countries may also adversely impact our supply chains, the manufacturing of our own products and our ability to obtain necessary materials. We are experiencing some extended lead times in our supply chain, as well as increased shipping costs and believe the COVID-19 pandemic is a contributing factor to those extended lead times and increased costs. Although we have not, to date, experienced any material interruptions in our ability to fill our customers' orders or manufacture our own products, we may in the future be unable to obtain adequate inventory to fill purchase orders or manufacture our own products, which could adversely affect our business, results of operations and financial condition. Furthermore, potential suppliers or sources of materials may pass the increase in sourcing costs due to the COVID-19 pandemic to us through price increases, thereby impacting our potential future profit margins. We continue to monitor the COVID-19 pandemic and will adjust our mitigation strategies as necessary to address changing health, operational or financial risks that may arise.
Our customers reside in countries, primarily the United States and Canada, that are currently affected by the COVID-19 pandemic. Many of these customers have experienced shelter-in-place measures in attempts to contain the spread of COVID-19, including general lockdowns, closure of schools and non-essential businesses, bans on gatherings and travel restrictions.

Our business has remained resilient during the COVID-19 pandemic. As of December 31, 2021, our manufacturing and distribution operations are viewed as essential services and continue to operate. Our key suppliers, retailers and resellers have been designated as essential services and remain open at this time; however, in certain places they are operating under reduced hours and capacity limitations. The majority of U.S. and Canadian cannabis businesses have been designated as essential by U.S. state and Canadian government authorities.
The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Depending on the length and severity of COVID-19, we may experience an increase or decrease in customer orders driven by volatility in consumer shopping and consumption behavior. It is difficult to assess or quantify with precision the impact COVID-19 has directly had on our business since we cannot precisely quantify the impacts, if any, that the various effects (e.g. possible positive demand impact from shelter-in-place orders in the United States, possible negative supply chain impact from workforce disruption at international and domestic suppliers and domestic ports and the possible negative impact on transportation costs) have had on the overall business. And so, while we do not believe that we are experiencing net material adverse impacts at this time, given the global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the COVID-19 pandemic, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. While we believe that we are well positioned for the future as we navigate the crisis and prepare for an eventual return to a more normal operating environment, we continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans and response strategy.
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

International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways in light of the ingredients that are used in products included in our growing media and nutrients product line. In the United States, products containing pesticides generally must be registered with the Environmental Protection Agency (the “EPA”) and similar state agencies before they can be sold or applied. The failure by one of our partners to obtain, or the cancellation of any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our businesses, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are either granted a license by the EPA or exempt from such a license and may be evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we distribute will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect on our business of any future evaluations, if any, conducted by the EPA.

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

Cannabis Industry

We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. Nonetheless, it is evident to us that the legalization of cannabis in many U.S. states and Canada has ultimately had a significant, positive impact on our industry. Accordingly, laws and regulations governing the cultivation and sale of cannabis and related products have an indirect effect on our business. Legislation and regulations pertaining to the use and growth of cannabis are enacted on both the state and federal government level within the United States. The federal and state laws and regulations governing the growth and use of cannabis may be subject to change. New laws and regulations pertaining to the use or cultivation of cannabis and enforcement actions by state and federal authorities concerning the cultivation or use of cannabis could indirectly reduce demand for our products, and may impact our current and planned future operations.

Individual state laws regarding the cultivation, possession, and use of cannabis for adult and medical uses conflict with federal laws prohibiting the cultivation, possession and use of cannabis for any purpose. A number of states have passed legislation legalizing or decriminalizing cannabis for adult use, other states have enacted legislation specifically permitting the cultivation and use of cannabis for medicinal purposes, and several states have enacted legislation permitting cannabis cultivation and use for both adult and medicinal purposes.

Certain of our products may be purchased for use in new and emerging industries and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, future scientific research and public perception.

We sell products, including hydroponic gardening products, through third-party retailers and resellers. End users may purchase these products for use in new and emerging industries, including the growing of cannabis that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products is dependent on the growth of these industries, which is uncertain, as well as the laws governing the growth, possession, and use of cannabis by adults for both adult and medical-use.

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

The public’s perception of cannabis may significantly impact the cannabis industry’s success. Both the medical and adult use of cannabis are controversial topics, and there is no guarantee that future scientific research, publicity, regulations, medical opinion, and public opinion relating to cannabis will be favorable. The cannabis industry is an early-stage business that is constantly evolving with no guarantee of viability. The market for medical and adult use of cannabis is uncertain, and any adverse or negative publicity, scientific research, limiting regulations, medical opinion and public opinion (whether or not accurate or with merit) relating to the consumption of cannabis, whether in the U.S. or internationally, may have a material adverse effect on our operational results, consumer base, and financial results. Among other things, such a shift in public opinion could cause state jurisdictions to abandon initiatives or proposals to legalize medical or adult cannabis or adopt new laws or regulations restricting or prohibiting the medical or adult-use of cannabis where it is now legal, thereby limiting the potential customers and end-users of our products who are engaged in the cannabis industry (collectively “Cannabis Industry Participants”).

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

Under the United States Controlled Substances Act of 1970 (the “CSA”), the U.S. government lists cannabis as a Schedule I controlled substance (i.e., deemed to have no medical value), and accordingly the manufacturing (cultivation), sale, or possession of cannabis is federally illegal. It is also federally illegal to advertise the sale of cannabis or to sell paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is authorized by federal, state, or local law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Cooperative and Gonzales v. Raich, 532 U.S. 483 (2001), that the federal government has the right to regulate and criminalize cannabis, even for medical purposes. The illegality of cannabis under federal law preempts state laws that legalize its use. Therefore, strict enforcement of federal law regarding cannabis would likely adversely affect our revenues and results of operations.

Other laws that directly impact the cannabis growers that are end users of certain of our products include:

•Businesses trafficking in cannabis may not take tax deductions for costs beyond costs of goods sold under Code Section 280E. There is no way to predict how the federal government may treat cannabis businesses from a taxation standpoint in the future and no assurance can be given to what extent Code Section 280E, or other tax-related laws and regulations, may be applied to cannabis businesses in the future.

•Because the manufacturing (cultivation), sale, possession and use of cannabis is illegal under federal law, cannabis businesses may have restricted intellectual property and proprietary rights, particularly with respect to obtaining and enforcing patents and trademarks. Our inability to register, or maintain, our trademarks or file for or enforce patents on any of our inventions could materially affect our ability to protect our name, brand and proprietary technologies. In addition, cannabis businesses may face court action by third parties under the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Our intellectual property and proprietary rights could be impaired as a result of our retailers’ and resellers’ involvement with cannabis business, and we could be named as a defendant in an action asserting a RICO violation.

•Similar to the risks relating to intellectual property and proprietary rights, there is an argument that the federal bankruptcy courts cannot provide relief for parties who engage in cannabis. Recent bankruptcy rulings have denied bankruptcies for cannabis dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, due to our retailers’ and resellers’ involvement with cannabis businesses, we may not be able to seek the protection of the bankruptcy courts and this could materially affect our financial performance and/or our ability to obtain or maintain credit.

•Since cannabis is illegal under federal law, there is a strong argument that banks cannot accept for deposit funds from businesses involved in the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Any such inability to open or maintain bank accounts may make it difficult for us to operate our business. Under the Bank Secrecy Act (“BSA”), banks must report to the federal government any suspected illegal activity, which includes any transaction associated with a cannabis business. These reports must be filed even though the business is operating legitimately under state law. In addition, due to our retailers’ and resellers’ involvement with cannabis businesses, our existing bank accounts could be closed.

•Insurance that is otherwise readily available, such as general liability and directors and officer’s insurance, may be more difficult for us to find, and more expensive, to the extent we are deemed to operate in the cannabis industry.

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

Federal authorities may decide to change their current posture and begin to enforce current federal cannabis law and, if they decide to ignore the principles in the Cole Memorandum (as defined below) and begin to aggressively enforce such laws, it is possible that they could allege that we violated federal laws by selling products used in the cannabis industry. As a result, active enforcement of the current federal regulatory position on cannabis may thus directly or indirectly adversely affect our revenues and profits.

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

We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the BSA, as amended by the USA Patriot Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. In February 2014, the Financial Crimes Enforcement Network (“FinCEN”) of the Treasury Department issued a memorandum (the “FinCEN Memo”) providing guidance to banks seeking to provide services to cannabis businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis businesses without risking federal prosecution for violation of U.S. federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis violations of the CSA and outlines extensive due diligence and reporting requirements. The FinCEN Memo currently remains in place, but it is unclear at this time whether the current administration will continue to follow the guidelines of the FinCEN Memo. Such requirements could negatively affect the ability of certain of the end users of our products to establish and maintain banking relationships.

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

We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. Some of our products are sold to Cannabis Industry Participants and used in connection with cannabis businesses that are subject to federal and state controlled substance laws and regulations. Cannabis businesses are subject to a number of risks related to controlled substances, which risks could reduce demand for our products by Cannabis Industry Participants. Such risks include, but are not limited to, the following:

•Cannabis is a Schedule I drug under the CSA and regulated by the Drug Enforcement Administration (the “DEA”) as an illegal substance. The Food and Drug Administration (“FDA”), in conjunction with the DEA, licenses cannabis research and drugs containing active ingredients derived from cannabis. If cannabis were to become legal under federal law, its sale and use could become regulated by the FDA or another federal agency.

•If cannabis were to become regulated by the FDA or another federal agency, extensive regulations may be imposed on the sale or use of cannabis. Such regulations could result in a decrease in cannabis sales and have a material adverse impact on the demand for our products. If we or our Cannabis Industry Participants are unable to comply with any applicable regulations and/or registration prescribed by the FDA, we may be unable to continue to conduct business with retailers and resellers that transact with cannabis businesses and/or our financial condition may be adversely impacted.

•Controlled substance legislation differs between states and legislation in certain states may restrict or limit our ability to sell products to Cannabis Industry Participants. Our Cannabis Industry Participants may be required to obtain separate state registrations, permits or licenses in order to be able to obtain, handle and/or distribute controlled substances in a state. Such state regulatory requirements may be costly and, the failure of such Cannabis Industry Participants to meet such regulatory requirements could lead to enforcement and sanctions by the states in addition to any from the DEA or otherwise arising under federal law. We could be implicated in such enforcement or sanctions because of the sale of our products to such Cannabis Industry Participants.

•The failure of our Cannabis Industry Participants to comply with applicable controlled substance laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the demand for our products and, as a result, the financial results of our business operations and our financial condition.

Furthermore, the Loan and Security Agreement by and among certain of our subsidiaries (the “Subsidiary Obligors”) and JPMorgan Chase Bank, N.A., dated March 29, 2021 (the “JPMorgan Credit Facility”) restricts our ability to sell our products directly to cannabis growers or to retailers that sell only to the cannabis industry in countries where it is federally illegal. As a result, the Subsidiary Obligors do not sell our products directly to the cannabis industry, cannabis growers or cultivators, or to sellers or retailers that sell only to the cannabis industry. See “— Risks Relating to our Indebtedness” for further detail.

Intellectual Property

We own 15 issued U.S. design patents, 2 issued U.S. utility patents, 3 issued foreign patents and designs, 112 registered U.S. trademarks, and 22 registered foreign trademarks that enable us to position ourselves and our products to a wide range of customers. Our 20 issued patents cover grow lighting and hydroponic systems and components. These issued patents and our registered trademarks allow us to build out our proprietary brand products, which we believe are high quality products and generate higher sales margins than the distributed products that we sell. Our owned U.S. and foreign issued patents are expected to expire between 2022 and 2035.

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

Human Capital

Our continued success depends on management implementing effective human resource initiatives in order to recruit, develop and retain key employees. As of December 31, 2021, we employ 709 full-time employees and 11 part-time employees. We also employ 106 temporary workers and 9 independent contractors. None of our employees are subject to collective bargaining agreements, and we have had no labor-related work stoppages. Our retention rate for our full-time employees is approximately five years, and we employ various initiatives to increase employee retention, including offering bonus programs and training opportunities. We strive to foster an innovative and team-oriented culture and view our human capital resources and initiatives as an ongoing priority.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties that are summarized below. The below summary of risk factors should be read together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K.

Risks Relating to Our Business
•our proprietary brand offerings expose us to various risks;
•competitive industry pressures;
•our ability to keep pace with technological advances;
•the risk of product defects;
•general economic and/or industry and financial conditions, specifically in the U.S. and Canada;
•the adverse effects of public health epidemics, including the COVID-19 pandemic, on our business, results of operations and financial operations;
•the costs and risks of operating internationally;
•manufacturing risks as a result of recent acquisitions;
•our ability to comply with environmental regulations;
•interruptions in our supply chain;
•increasing scrutiny regarding environmental, social and governance practices;
•the impact of climate change on our facilities and operations;
•risks related to corporate and social responsibility and reputation;
•the costs of being a public company;
•limitations and possible failures of our internal control systems;
•we have in the past identified material weaknesses in our internal control over financial reporting, and if we are unable to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected;
•acquisitions, other strategic alliances and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact our business and results of operations;
•damage to our reputation could have an adverse effect on our business;
•a disruption or breach of our information technology systems;
•our commitments to long-term leases and our ability to renew our leases;
•potential inaccuracies in our estimates and assumptions relied upon in preparing consolidated financial statements;
•difficulties in managing growth;
•the costs of potential tariffs or a global trade war;
•unanticipated change in our tax provisions or new tax legislation;
•limitations in our ability to utilize net loss carryforwards to reduce future tax liability;
•possible difficulties in raising sufficient capital to fund our operations; and
•the potential for product liability lawsuits.

Risks Relating to Our Indebtedness
•restrictions imposed by our JPMorgan Credit Facilities on our ability to sell products directly to the cannabis industry; and
•significant risks associated with our outstanding and future indebtedness of certain of our subsidiaries;

Risks Relating to Third Parties
•we rely on a limited base of suppliers for certain products, which may result in disruptions to our business;
•disruption in the global supply chain;
•if our suppliers are unable to source raw materials or the prices of raw materials increase, this may adversely affect our results of operations; and

•if our suppliers decide to sell directly into the retail market that we conduct our current or future business in, we may face increased competition.

Risks Relating to the Cannabis Industry
•federal and state regulations pertaining to the use and cultivation of cannabis may adversely affect our business;
•new California regulations have caused licensing shortages and future regulations may create other limitations that decrease demand for our products;
•our products are subject to varying, inconsistent and rapidly changing laws;
•we are subject to a number of risks, directly and indirectly, because cannabis is illegal under federal law;
•our indirect involvement in the cannabis industry could adversely affect our public reputation; and
•businesses involved in the cannabis industry are subject to a variety of laws and regulations related to money laundering, financial recordkeeping and proceeds of crimes.

Risks Relating to Other Regulations
•we may be restricted by certain state and other regulations pertaining to the use of certain ingredients in growing media and plant nutrients, including the use of pesticides; and
•we may be restricted by certain U.S., state and foreign laws regarding how we collect, store and process personal information.

Risks Relating to Our Intellectual Property
•recent changes in laws make it difficult to predict how patents will be issued or enforced in our industry;
•we may not be able to adequately obtain, maintain, protect our enforce our intellectual property and other proprietary rights;
•we may need to rely on licenses to proprietary technologies, which could be difficult or expensive to obtain;
•we may be subject to infringement claims or claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
•we may become subject to costly intellectual property disputes that require us to divert resources from our usual operations;
•if we do not adequately protect our trademarks, we may struggle to build name recognition; and
•intellectual property rights might not be enough to address all threats to our competitive advantage.

Risks Relating to Our Capital Stock
•we may incur indebtedness or issue capital stock that rank senior or equally to our common stock with certain liquidation preference and other rights, which may dilute our stockholders’ ownership interest;
•certain provisions in the JPMorgan Credit Facility our corporate charter documents and in our current loan agreement and credit facility and under Delaware law could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove current management or to obtain a favorable judicial forum for disputes with directors, officers or employees;
•risks related to us being a holding company;
•our largest stockholders will exercise significant influence over our company for the foreseeable future, including the outcome of matters requiring stockholder approval; and
•our common stock has only recently become publicly traded and the market price of our common stock may be volatile.

Corporate Structure
We have been in the business of indoor gardening since Hydrofarm, LLC, one of our wholly-owned subsidiaries, was formed in the State of California on May 4, 1977. We conduct our business through our wholly-owned, direct and indirect subsidiaries.
Corporate Information
We were incorporated in Delaware in January 2017 under the name Innovation Acquisition One Corp. Our predecessor company, originally called Applied Hydroponics, Inc., was founded in 1977 in Northern California. We changed our name to Hydrofarm Holdings Group, Inc. on August 3, 2018. Our principal executive offices are located at 1510 Main Street, Shoemakersville, Pennsylvania 19526 (the “HQ”) and our telephone number is (707) 765-9990. Our website address is www.hydrofarm.com. The information contained on, or that can be accessed through, our website is not, and shall not be deemed to be part of, this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. Investors should not rely on any such information in deciding whether to purchase our common stock.
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
•    Supply chain disruptions;
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
Our future success depends, in part, upon our ability to improve our existing products and to develop, manufacture and market new products to meet evolving consumer needs. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product innovations which satisfy consumer needs or achieve market acceptance, or that we will develop, manufacture and market new products or product innovations in a timely manner. If we fail to successfully develop, manufacture and market new products or product innovations, or if we fail to reach existing and potential consumers, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new products and product innovations require substantial research, development and marketing expenditures, which we may be unable to recoup if such new products or innovations do not achieve market acceptance.

Many of the products we distribute and market, such as our fertilizers and nutrients, contain ingredients that are subject to regulatory approval or registration with certain U.S. state and Canadian regulators. The need to obtain such approval or registration could delay the launch of new products or product innovations that contain ingredients or otherwise prevent us from developing and manufacturing certain products and product innovations. Failure to properly register and maintain these registrations for these products could result in significant penalties, additional costs, product stop-sales or recalls.

A significant product defect or product recall could materially and adversely affect our brand image, causing a decline in our sales and profitability, and could reduce or deplete our financial resources.

Provided we are successful in developing and selling our products, any product defect could materially harm our brand image and could force us to conduct a product recall. This could damage our relationships with our customers. A product recall would be particularly harmful to us because we will likely have limited financial and administrative resources to effectively manage a product recall and it would detract management’s attention from implementing our core business strategies. As a result, a significant product defect or product recall could cause a decline in our sales and profitability and could reduce or deplete our financial resources.
Negative economic and/or industry conditions, specifically in the United States and Canada, could adversely affect our business.
Uncertain global economic and/or industry conditions could adversely affect our business. Negative global economic trends, particularly in the United States and Canada, such as decreased consumer and business spending, high unemployment levels, reduced rates of home ownership and housing starts, high foreclosure rates and declining consumer and business confidence, pose challenges to our business and could result in declining revenues, profitability and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic and/or industry conditions may negatively affect consumer demand for our products. Our most price-sensitive customers may trade down to lower priced products during challenging economic times or if current economic conditions worsen, while other customers may reduce discretionary spending during periods of economic uncertainty, each of which could reduce sales volumes of our products in favor of our competitors’ products or result in a shift in our product mix from higher margin to lower margin products.

Increased prices and inflation could negatively impact our margin performance and our financial results.

Increased inflation, including rising prices for raw materials, parts and components, freight, packaging, labor and energy increases, the costs to manufacture and distribute our products, and we may be unable to pass these costs on to our customers. Additionally, we are exposed to fluctuations in other costs such as packaging, freight, labor and energy prices. If inflation in these costs increases beyond our ability to control for them through measures such as implementing operating efficiencies, we may not be able to increase prices to sufficiently offset the effect of various cost increases without negatively impacting customer demand, thereby negatively impacting our margin performance and results of operations.

A disruption in the operations of our freight carriers, higher shipping costs or shipping delays could disrupt our supply chain and could negatively impact our margin performance and our financial results.

We are dependent on commercial freight carriers to deliver our products. If the operations of these carriers are disrupted for any reason, we may be unable to timely deliver our products to our customers who may choose alternative products causing our net revenues and gross margin to decline. When fuel costs increase, our freight costs generally do so as well. In addition, we operate abroad and international sales carry higher shipping costs which could negatively impact our gross margin and results of operations. If freight and energy costs materially increase and we are unable to successfully pass all or significant portions of the increase along to our customers, or we cannot otherwise offset such increases in our cost of net revenues, our gross margin and financial results could be adversely affected.
The effects of the COVID-19 pandemic are unpredictable and may materially affect our customers and how we operate our business, and the duration and extent to which the pandemic continues (including any re-emergence of COVID-19) to threaten our future results of operations and overall financial performance remains uncertain.

In December 2019, COVID-19 was identified. On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. Since the emergence of the COVID-19 pandemic, numerous variants of the virus have been identified, some of which are more virulent than the original strain. The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide and has caused significant volatility in U.S. and international debt and equity markets. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines and other factors remain uncertain. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs.
Examples of how COVID-19 may impact our business, results of operations and stock price include, but are not limited to:
•COVID-19 may cause consumers to decrease spending, or pause such spending altogether, making it more difficult for us to acquire new customers, as well as retain and upsell existing customers;
•COVID-19 may interfere with our ability, or the ability of our employees, workers, contractors, suppliers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. COVID-19 may also cause disruptions from the temporary closure or suspension of activities related to the relocation of our facilities, third-party suppliers and manufacturers, restrictions on the shipment of our products, restrictions on our employees’ and other service providers’ ability to travel, the decreased willingness or ability of our customers to travel or to utilize our services and shutdowns that may be requested or mandated by governmental authorities;
•COVID-19 and related government responses to address the COVID-19 pandemic may cause sudden and extreme changes in our stock price. Since COVID-19 was first reported, the volatility of U.S. equity markets increased to historic levels. This may cause extreme fluctuations in the market price of our stock. We cannot predict if and when these fluctuations will decrease or increase. In addition to general market conditions, the market price of our stock may become volatile or decline due to actual or anticipated impact of COVID-19 on our financial condition and results of operations or if our results of operations do not meet the expectations of the investor community or one or more of the analysts who cover our company change their recommendations regarding our company.
The duration and extent of the impact on our business from the COVID-19 pandemic depends on ongoing developments that cannot be accurately predicted at this time (e.g., the severity and transmission rate of the virus and new variants, the extent and effectiveness of containment and vaccination measures, and the impact of these and other factors on our employees, customers, vendors and partners, including their respective productivity). Furthermore, our limited operating history combined with the uncertainty created by the COVID-19 pandemic significantly increases the difficulty of forecasting operating results and of strategic planning. The COVID-19 pandemic has resulted in global supply chain constraints and transportation disruptions that have led to increased costs of goods and higher freight/import costs. If we are unable to effectively predict and manage the impact of the COVID-19 pandemic on our business, our results of operations and financial condition may be negatively impacted.
Our international operations make us susceptible to the costs and risks associated with operating internationally.
We operate some of our distribution centers in Canada and Spain and source products globally. We also operate a registered office in China. Accordingly, we are subject to risks associated with operating in foreign countries, including:
•fluctuations in currency exchange rates;
•limitations on the remittance of dividends and other payments by foreign subsidiaries;
•additional costs of compliance with local regulations;
•additional costs associated with fuel prices and freight/import expenses;
•in certain countries, historically higher rates of inflation than in the United States;
•changes in the economic conditions or consumer preferences or demand for our products in these markets;
•restrictive actions by multi-national governing bodies, foreign governments or subdivisions thereof;
•changes in foreign labor laws and regulations affecting our ability to hire and retain employees;
•changes in U.S. and foreign laws regarding trade and investment;
•less robust protection of our intellectual property and proprietary rights under foreign laws; and
•difficulty in obtaining distribution and support for our products.

In addition, our operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations and potentially adverse tax consequences. The costs associated with operating our continuing international business could adversely affect our results of operations, financial condition and cash flows in the future.
As a result of acquisitions, we are exposed to manufacturing risks that could adversely affect our business and results of operations.

In connection with our recent acquisitions, we have acquired several manufacturing facilities. Expansion into manufacturing exposes us to all of the risks entailed in manufacturing activities generally and there is no assurance that our manufacturing activities will not cause us to incur material unexpected costs or liabilities. Our manufacturing processes may experience problems including equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, power outages, terrorist activities, safety and certification issues, or disruptions in the operations of our suppliers which could result in product defects, product recalls, product liability claims and insufficient inventory or supply of product for our customers. For example, our acquisition of the H&G Entities and their plant nutrient and fertilizer business may expose us to handling potentially hazardous or explosive chemicals. We cannot eliminate the risk of accidental contamination or injury from such chemicals, and any accident caused by such chemicals could result in cleanup costs, diversion of management attention and potential liability, all of which could affect our reputation, business and results of operations. Any defects in the products we manufacture may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may be damaged. The failure of the products that we manufacture or of our manufacturing processes or facilities may subject us to regulatory enforcement, fines or penalties and, in some cases, require us to shut down, temporarily halt operations or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product or adversely affect product sales or our reputation. The storage, handling, production and disposal of materials in our manufacturing facilities may expose us to liability under environmental laws and regulations. Potentially significant expenditures could also be required to comply with evolving interpretations of existing environmental, health and safety laws and regulations or any new such laws and regulations (including concerns about global climate change and its impact) that may be adopted in the future. Costs associated with failure to comply with such laws and regulations could have an adverse effect on our business.

Government laws and regulations, including environmental laws and regulations, could result in material costs or otherwise adversely affect our financial condition and results of operations.

The manufacturing, chemical composition, packaging, storage, distribution and labeling of our products and the manner in which our business operations are conducted must comply with an extensive array of federal, state and foreign laws and regulations. If we are not successful in complying with the requirements of all such regulations, we could be fined or other actions could be taken against us by the applicable governing body, including the possibility of a required product recall. Any such regulatory action could adversely affect our financial condition and results of operations. It is also possible that governments and regulatory agencies will increase regulation, including the adoption of further regulations relating to the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment and such increased regulation could negatively impact our ability to obtain raw materials, components and/or finished goods or could result in increased costs. In particular, legislators, consumers, investors and other stakeholders are increasingly focusing on climate change, petroleum usage, waste, recycled material content, and other sustainability concerns pertaining to companies’ ESG policies. Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate negative impacts to the environment or may result in new reporting and disclosure requirements. In the event that such regulations result in increased product or administrative costs, we may not be in a position to increase selling prices, and therefore an increase in costs could have a material adverse effect on our business, financial condition and results of operations.

Some of our products have chemical compositions that are controlled by various state, federal and international laws and regulations that are subject to change. We are required to comply with these laws and regulations and we seek to anticipate regulatory developments that could impact our ability to continue to produce and market our products. We invest in research and development to maintain product formulations that comply with such laws and regulations. There can be no assurance that we will not be required to alter the chemical composition of one or more of our products in a way that will have an adverse effect upon the product’s efficacy or marketability. A delay or other inability of the Company to complete product research and development and successfully reformulate our products in response to any such regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

We are subject to numerous environmental laws and regulations that impose various environmental controls on our business operations, including, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon our operations. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. We believe that our expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on our financial condition, results of operations or cash flows. However, the environmental laws under which we operate are complicated, often become increasingly more stringent and may be applied retroactively. Accordingly, there can be no assurance that we will not be required to incur additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on our business, financial condition or results of operations.

Additional laws and regulations require that we carefully manage our supply chain for the production, distribution and sale of goods. Our failure to comply with any of these regulations or our inability to adequately predict the manner in which these local regulations are interpreted and applied to our business by the applicable enforcement agencies could have a materially adverse effect on our business, financial condition and results of operations.

Failure to optimize our supply chain or disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.
Our ability to make, move and sell products in coordination with our suppliers is critical to our success. Our inability to maintain sufficient internal production capacity or our inability to enter into co-packing arrangements on terms that are beneficial to the Company could have an adverse effect on our business. Failure to adequately handle increasing production costs and complexity, turnover of personnel, or production capability and efficiency issues could materially impact our ability to cost effectively produce our products and meet customer demand.
Additionally, damage or disruption to our production or distribution capabilities resulting from weather, any potential effects of climate change, natural disaster, disease, crop spoilage, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to produce or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, and may require additional resources to restore our supply chain.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Increased ESG-related compliance costs for the Company as well as among our suppliers, vendors and various other parties within our supply chain could result in material increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price.

Climate Change may impact the availability of our facilities and, in addition, we may incur substantial costs to comply with climate change legislation and related regulatory initiatives.

Changing weather patterns and the increase in frequency of weather events such as forest fires, hurricanes and tornadoes could cause disruptions or the complete loss of our facilities. In addition, climate change concerns, and changes in the regulation of such concerns, including greenhouse gas emissions, could also subject us to additional costs and restrictions, including increased energy and raw materials costs which could negatively impact our financial condition and results of operations. The effects of climate change can have an adverse effect not only to our operations, but also that of our suppliers and customers, and can lead to increased regulations and changes in consumer preferences, which could adversely affect our business, results of operations, and financial condition.

We are subject to risks related to corporate and social responsibility and reputation.

Many factors influence our reputation including the perception of us held by our customers, suppliers, partners, shareholders, other key stakeholders, and the communities in which we operate. We face increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, sustainability, supply chain management, climate change, workplace conduct, and human rights. Any harm to our reputation could impact employee engagement and retention, our corporate culture, and the willingness of customers, suppliers, and partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows. Further, despite our policies to the contrary, we may not be able to control the conduct of every individual actor, and our employees and personnel may violate environmental, social or governance standards or engage in other unethical conduct. These acts, or any accusation of such conduct, even if proven to be false, could adversely impact the reputation of our business.

We have incurred and will continue to incur increased costs as a result of being a public company.
We became a public company on December 9, 2020. As a public company, we have incurred and will continue to incur significant legal, accounting, Sarbanes-Oxley compliance, insurance and other expenses that we did not incur as a private company. For example, we have incurred and will continue to incur increased legal and accounting costs as a result of being subject to the information and reporting requirements of the Exchange Act, and other federal securities laws. The costs of preparing and filing periodic and other reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders, will cause significant increases in our expenses than if we had remained privately-held. The cost of being a public company diverts resources that might otherwise have been used to develop our business, which could have a material adverse effect on our company.
As a privately held company, we were not required to comply with certain corporate governance and financial reporting practices and policies required of a public reporting company. As a public company, we are required to file with the SEC annual and quarterly information and other reports pursuant to the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we incur as a public company or the specific timing of such costs.
As a public company, we, among other things:
•prepare and distribute periodic public reports and other stockholder communications in compliance;
•comply with our obligations under the federal securities laws and applicable listing rules;
•create or expand the roles and duties of our board of directors and committees of the board of directors;
•institute more comprehensive financial reporting and disclosure compliance functions;
•enhance our investor relations function;
•establish new internal policies, including those relating to disclosure controls and procedures; and
•involve and retain to a greater degree outside counsel and accountants in the activities listed above.
These matters require a significant commitment of additional resources and many of our competitors already comply with these obligations. We may not be successful in complying with these obligations and the significant commitment of resources required for complying with them could have a material adverse effect on our business, financial condition and results of operations. These laws and regulations also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our committees of our board of directors or as our executive officers.
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
As of December 31, 2021 we were no longer an emerging growth company, and we are now required to comply with Section 404 of the Sarbanes-Oxley Act. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may, in the future, be unable to comply with these requirements in a timely or cost-effective manner.
For the 2021 fiscal year just completed, management and our independent outside auditor have attested that our internal control environment was operating effectively and in compliance with Section 404 of the Sarbanes-Oxley Act. However, in the future during the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We previously identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.
Prior to our IPO in December 2020, we were a private company with limited accounting and finance personnel, adequate review processes and other resources with which to address our internal controls and procedures. In connection with the audit of our financial statements for fiscal 2019, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses previously disclosed in our registration statement on Form S-1 which was declared effective on December 9, 2020.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management determined that the previously disclosed material weaknesses were not remediated as of December 31, 2020: that (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with our accounting and reporting requirements and (ii) our controls related to the preparation, review, and analysis of accounting information and financial statements were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis for our U.S. entities and Eddi’s Wholesale Garden Supplies, Ltd. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
During 2021, we remediated the identified material weaknesses. In particular, we (i) hired and continue to hire, additional qualified accounting and financial reporting personnel with technical and/or public company experience, (ii)

implemented new control procedures over certain areas previously deemed ineffective related to the preparation, review, and analysis of accounting information and financial statements and (iii) engaged and continue to engage an external advisor to assist management in completing a Sarbanes-Oxley Act compliant risk assessment, creating detailed control documentation for in-scope business and information technology processes, identifying further control gaps and providing assistance on remediation procedures, and designing and implementing a Sarbanes-Oxley Act sub-certification process. Although we have remediated previously identified material weaknesses, we cannot assure you that the steps we have taken will prevent future material weaknesses from occurring.
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
Acquisitions are an important element of our overall corporate strategy, and these transactions entail material investments by us and are material to our financial condition and results of operations. We expect to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or product has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks may include, but are not limited to:
•diversion of management’s time and focus from operating our business to acquisition integration challenges;
•failure to successfully further develop the acquired business or products;
•implementation or remediation of controls, procedures and policies at the acquired company;
•integration of the acquired company’s accounting, information technology (IT) systems, human resources and other administrative systems, and coordination of product, engineering and sales and marketing functions;
•transition of operations, users and customers onto our existing platforms;
•reliance on the expertise of our strategic partners with respect to market development, sales, local regulatory compliance and other operational matters;
•failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition and antitrust laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition;
•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire;
•liability for or reputational harm from activities of the acquired company before the acquisition or from our strategic partners, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.
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
Maintaining our strong reputation is a key component in our success. Product recalls, any inability to ship, sell or transport our products, governmental investigations and other matters may harm our reputation and acceptance of our products, which may materially and adversely affect our business operations, decrease sales and increase costs.
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

We rely on information technology systems in order to conduct business, including communicating with employees and our distribution centers, ordering and managing materials from suppliers, selling and shipping products to retail customers and analyzing and reporting results of operations, as well as for storing sensitive, personal and other confidential information. While we have taken steps to ensure the security of our information technology systems, our security measures or those of our third-party vendors may not be effective and our or our third-party vendors’ systems may nevertheless be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users. If our or our third-party vendors’ information technology systems are damaged or cease to be available or function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our retail customers could be significantly impaired, which may adversely impact our business. Our acquisition strategy may also result in exposure to certain technology risks during integration of systems of acquired companies to our existing platform. For example on January 31, 2022, certain of our computer systems related to the “Aurora” acquisition that had not yet been integrated into our main systems were the victim of a cybersecurity attack. We immediately took steps to isolate those systems and implemented measures to prevent the spread of the attack, including taking systems offline in an abundance of caution. Based on our investigation, we do not believe that there was any compromise to our main operating systems or controls over financial reporting.

Together with an outside cybersecurity forensics firm, we are continuing to investigate the attack to determine its nature, scope, duration, and impacts, as well as our vulnerability to another such attack and whether there was any exfiltration or misappropriation of data. At this point in the investigation, we have no evidence that the attack extended beyond the Aurora acquisition’s systems, We are assessing whether remedial measures will be required beyond integrating the acquisition’s systems with our main systems. At the time, we are unable to estimate the expenses we will incur in connection with the investigation and remediation efforts.
Additionally, the techniques used to obtain unauthorized, improper or illegal access to information technology systems are constantly evolving, may be difficult to detect quickly and often are not recognized until after they have been launched against a target. We may be unable to anticipate these techniques, react in a timely manner or implement adequate preventative or remedial measures. Any operational failure or breach of security from these increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our retail customers’ financial, product, and other confidential information, as well as personally identifiable information about our employees or customers, result in negative publicity and expensive and time-

consuming regulatory or other legal proceedings, damage our relationships with our customers and have a material adverse effect on our business and reputation. In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents. Because we do not control our third-party vendors, or the processing of data by our third-party vendors, our ability to monitor our third-party vendors’ data security is limited and we cannot ensure the integrity or security of the measures they take to protect and prevent the loss of our or our consumers’ data. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems.

While the Company maintains cyber risk insurance, this insurance may not be sufficient to cover all losses from any breaches of the Company’s systems and does not extend to reputational damage or costs incurred to improve or strengthen systems against future threats or activity. Cyber risk insurance has also become more difficult and expensive to obtain, and we cannot be certain that our current level of insurance or the breadth of its terms and conditions will continue to be available on economically reasonable terms.

We occupy many of our facilities under long-term non-cancellable leases, and we may be unable to renew our leases at the end of their terms.
Many of our manufacturing facilities and distribution centers are located on leased premises subject to non-cancellable leases. Typically, our leases have initial terms ranging from two to twelve years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and non-cancellable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. Our inability to terminate a lease when we stop fully utilizing a facility or exit a market can have a significant adverse impact on our financial condition, operating results and cash flows.

In addition, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business and operating results. Further, we may not be able to secure a replacement facility in a location that is as commercially viable, including access to rail service. Having to close a facility, even briefly to relocate, could reduce the sales that such facility would have contributed to our revenues. We have experienced delays in relocating certain of our facilities as a result of issues impacting the availability of transportation and the provision of other services necessary to open the new location.
The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. Any potential litigation related to the estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could have a material adverse effect on our financial results, harm our business, and cause our share price to decline.
In order to manage our future expected growth, we may need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.
Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. In addition, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to continue to grow our operation and compete effectively will depend, in part, on our ability to effectively manage any future growth.
Potential tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.

Since 2018, the United States has imposed tariffs on certain imports from China, including on lighting and environmental control equipment manufactured in China. If the U.S. administration imposes additional tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries the cost of our products manufactured in China and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations.
Unanticipated changes in our tax provisions, the adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability and cash flows.
We are subject to income and other taxes in the United States federal jurisdiction and various local, state and foreign jurisdictions. Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets (such as net operating losses and tax credits) and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly related to our operations in the United States, is dependent on our ability to generate future taxable income of the appropriate character in the relevant jurisdiction.
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
As of December 31, 2021, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $74.9 million, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Our NOL carryforwards will begin to expire in 2037. See Note 13 - Income Taxes, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of the carryforward of our NOLs. As of December 31, 2021, we maintained a valuation allowance of approximately $14.9 million on the majority of our net deferred tax assets.
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
Risks Relating to Our Indebtedness
The JPMorgan credit facilities have restrictions on our ability to sell our products directly to the cannabis industry.

On March 29, 2021, we and our subsidiaries (the “Subsidiary Obligors”) entered into a $50 million senior secured revolving loan facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent for the lenders, which was amended on October 25, 2021 to increase such revolving loan facility to $100 million (as amended, the “JPMorgan Revolving Loan Facility”). On October 25, 2021, we and the Subsidiary Obligors entered into a $125 million senior secured term loan facility with JPMorgan, as administrative agent for the lenders (the “JPMorgan Term Loan Facility”). The JPMorgan Revolving Loan Facility and the JPMorgan Term Loan Facility each contain customary covenants, restrictions and defaults. The JPMorgan Revolving Loan Facility prohibits us and the Subsidiary Obligors from selling our products, inventory or services directly to cannabis growers or to retailers that sell only to the cannabis industry. The JPMorgan Term Loan Facility prohibits us and the Subsidiary Obligors from selling our products, inventory or services directly to cannabis growers operating in any country that prohibits the sale and use of cannabis products other than in accordance with the applicable laws of such country. We are in compliance with the terms set forth in the JPMorgan Revolving Loan Facility and the JPMorgan Term Loan Facility and maintain policies and procedures that are designed to promote and achieve continued compliance with such requirements.

These compliance requirements may require that we be more selective than our competitors when selecting to whom we sell our products, and in certain situations, may afford our competitors a competitive advantage if we are not able to sell our products to a certain customer, and may negatively impact our marketing efforts, sales and reputation in the market. Moreover, the breach of any of these compliance requirements may result in the occurrence of an event of default under each of the JPMorgan Revolving Loan Facility and the JPMorgan Term Loan Facility, which would entitle JPMorgan to terminate the commitments thereunder and declare all loans then outstanding to be due and payable. The foregoing events would have a material adverse effect on our business, results of operations and financial condition.

Substantially all of our and our Subsidiary Obligors’ assets are pledged to secure obligations under the JPMorgan credit facilities.

We and our Subsidiary Obligors have granted a continuing security interest in substantially all of our assets to JPMorgan, as administrative agent on behalf of the lenders party to such agreements. If we or the Subsidiary Obligors default on any of our obligations under such agreements, JPMorgan will be entitled to exercise remedies available to them resulting from such default, including increasing the applicable interest rate on all amounts outstanding, declaring all amounts due thereunder immediately due and payable, assuming possession of the secured assets, and exercising rights and remedies of a secured party under the Uniform Commercial Code, as applicable then in the United States, or the Personal Property Security Act, as applicable then in Canada. Our ability to conduct our business may be materially harmed as a result of the exercise of any remedies, in the event that such remedies are exercisable, by JPMorgan.

The JPMorgan credit facilities contain, and future debt facilities may contain, restrictions that limit our flexibility in operating our business.

The existing JPMorgan credit facilities contain, and any documents governing our or our subsidiaries’ future indebtedness may contain, numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. Such restrictive covenants include restrictions on, among others, our or our subsidiaries’ ability to: (1) incur additional indebtedness; (2) create or suffer to exist any liens upon any of our or our subsidiaries’ property; (3) pay dividends and other distributions or enter into agreements restricting our subsidiaries’ ability to pay dividends; (4) make investments; (5) make certain loans; (6) dispose of assets; (7) merge, amalgamate, combine or consolidate; (8) engage in certain transactions with stockholders or affiliates; (9) amend or otherwise alter the terms of our or our subsidiaries’ indebtedness; and (10) alter the business that we conduct. The existing JPMorgan credit facilities also require, and any documents governing our or our subsidiaries’ future indebtedness may require, us to meet certain financial ratios and tests. Noncompliance with the applicable financial ratios and tests are specified defaults under the JPMorgan Revolving Loan Facility.

We and our Subsidiary Obligors’ ability to comply with these and other provisions of the existing JPMorgan credit facilities is dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or noncompliance with any of these financial ratios and tests could result in an event of default under the existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may also contain cross-acceleration or cross-default provisions. Variable rate indebtedness subjects us and the Subsidiary Obligors to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.

Uncertainty relating to the London interbank offered rate (“LIBOR”) and the potential discontinuation of LIBOR in the future may adversely affect our interest expense.

LIBOR has historically been widely used as a reference for setting the interest rate on loans globally. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform or discontinuation. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Subsequently, the ICE Benchmark Administration announced its plan to extend the date most U.S. dollar LIBOR values would cease being computed to June 30, 2023. Following the end of 2021, LIBOR ceased being a widely used benchmark interest rate.

The JPMorgan Revolving Loan Facility and the JPMorgan Term Loan Facility each contains benchmark replacement terms pursuant to which the LIBOR-based rates will convert to Secured Overnight Funding Rate (SOFR) based rates or other alternative rates upon the occurrence of certain events. The floor of 0.0% or 1.0%, as applicable, would continue to apply to any alternative rate. SOFR (and other potential alternative rates) are overnight rates, while LIBOR has seven varying rates on terms of one day to one year. The JPMorgan Revolving Loan Facility utilizes one-month, two-month, or three-month interest periods while the JPMorgan Term Loan Facility utilizes one-month, three-month or six-month interest periods. The agreement attempts to provide mechanisms whereby the tenor (one month, two months, three months or six months, as applicable) of the LIBOR based rates would remain the same even though SOFR is an overnight rate. In addition, LIBOR incorporates built in credit risk component because it is based on the aggregate cost of borrowing by a bank and SOFR does not have this component since it is based on overnight transactions in the Treasury repurchase market. Accordingly, there are inherent difficulties in matching these two rates and it is possible that the use of SOFR may result in a higher rate.

There is no guarantee that an alternate interest rate will be established for the JPMorgan Revolving Loan Facility or JPMorgan Term Loan Facility, and even if an alternative interest rate is established, such alternate interest rate may be higher than a corresponding interest rate benchmarked to LIBOR, especially given uncertainty as to the effectiveness of alternative rate-setting methodologies prior to their utilization in practice. Uncertainty as to the nature of any potential modification to or discontinuation of LIBOR, the decline in usefulness of LIBOR as an interest rate reference prior to its discontinuation, the establishment of alternative interest rates or the implementation of any other potential changes may materially and adversely affect our interest expense.
Risks Relating to Third Parties
Our reliance on a limited base of suppliers for certain products, such as light ballasts, may result in disruptions to our business and adversely affect our financial results.
Although we continue to implement risk-mitigation strategies for single-source suppliers, we rely on a limited number of suppliers for certain of our light ballasts, used in manufacturing our lighting systems. A portion of our key suppliers experienced significant volume demands in 2021, which impacted supplier performance. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, or if any of our key suppliers becomes insolvent or experience other financial distress, we could experience disruptions in production, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Disruption in our global supply chain has impacted and may continue to negatively impact our businesses.

The products we sell are sourced from a wide variety of domestic and international vendors, and any disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our businesses. The loss or disruption of such supply arrangements for any reason, including for issues such as COVID-19 or other health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting, vandalism or acts of war or terrorism, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business operations, financial condition and results of operations.

Also, as a result of the current geopolitical tensions and conflict between Russia and Ukraine, and the recent recognition by Russia of the independence of the self-proclaimed republics of Donetsk and Luhansk, in the Donbas region of Ukraine, the governments of the United States, the European Union, Japan and other jurisdictions have recently announced the imposition of sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect, directly or indirectly, the global supply chain, with negative implications on the availability and prices of raw materials, energy prices, and our customers, as well as the global financial markets and financial services industry.

A significant interruption in the operation of our or our suppliers’ facilities could impact our capacity to produce products and service our customers, which could adversely affect revenues and earnings.
Operations at our and our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism, government shut-downs and work stoppages. Some of our key suppliers experienced significant demand and increased volume for the year 2021. A significant interruption in the operation of our or our suppliers’ facilities, especially for those products manufactured at a limited number of facilities, such as fertilizer and liquid products, could significantly impact our capacity to sell products and service our customers in a timely manner, which could have a material adverse effect on our customer relationships, revenues, earnings and financial position.
If our suppliers are unable to source raw materials in sufficient quantities, on a timely basis, and at acceptable costs, our ability to sell our products may be harmed.
The manufacture of some of our products is complex and requires precise high quality manufacturing that is difficult to achieve. We have in the past experienced, and may in the future experience, difficulties in manufacturing our products on a timely basis and in sufficient quantities. These difficulties in the past have primarily related to difficulties associated with ramping up production of newly introduced products and may result in increased delivery lead-times and increased costs of manufacturing these products. Our failure to achieve and maintain the required high manufacturing standards could result in further delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals, increased warranty costs or other problems that could harm our business and prospects.
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
We source many of our product components from outside of the United States. The general availability and price of those components can be affected by numerous forces beyond our control, including political instability, trade restrictions and other government regulations, duties and tariffs, price controls, the availability of shipping and transportation services, changes in currency exchange rates and weather.
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
If our suppliers that currently, or will in the future, sell directly to the retail market in which we conduct our current or future business, enhance these efforts and cease or decrease their sales through us, our ability to sell certain products could be harmed.
Our distribution and sales and marketing capabilities provide significant value to our suppliers. Distributed brand suppliers sell through us in order to access thousands of retail and commercial customers across the United States and Canada with short order lead times, no minimum order quantity on individual items, free or minimal freight expense and trade credit terms. Based on our knowledge and communication with our suppliers, we believe some of our suppliers sell directly to the retail market. If these suppliers were to cease working with us, or proceed to enhance their direct-to-customer efforts, our product offerings, reputation, operation and business could be materially adversely affected.
Risks Relating to the Cannabis Industry
In the United States, we sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. It is evident to us that the movement towards the legalization of cannabis in the United States and its legalization in Canada has ultimately had a significant, positive impact on our industry. Accordingly, the risks referred to below, to the extent they relate to our customers could impact us indirectly. In addition, if our business is deemed to transact with companies in the United States involved in the cannabis business, these risks could apply directly to us. “Cannabis Industry Participants” means the potential customers and end-users of our products who are engaged in the cannabis industry.
We are subject to a number of risks, directly and indirectly through Cannabis Industry Participants, because cannabis is illegal under federal law.
Cannabis is illegal under United States federal law. Federal law and enforcement may adversely affect the implementation of medical cannabis and/or adult-use cannabis laws, and may negatively impact our revenues and profits.
Under the Controlled Substances Act, the U.S. Government lists cannabis as a Schedule I controlled substance (i.e., deemed to have no medical value), and accordingly the manufacturing (cultivation), sale, or possession of cannabis is federally illegal. It is also federally illegal in the United States to advertise the sale of cannabis or to sell paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is authorized by federal, state, or local law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Cooperative and Gonzales v. Raich, 532 U.S. 483 (2001), that the United States federal government has the right to regulate and criminalize cannabis, even for medical purposes. The illegality of cannabis under United States federal law preempts state laws that legalize its use. Therefore, strict enforcement of United States federal law regarding cannabis would likely adversely affect our revenues and results of operations.
Other laws that directly impact the cannabis growers that are end users of certain of our products include:
•Businesses trafficking in cannabis may not take tax deductions for costs beyond costs of goods sold under Code Section 280E. There is no way to predict how the federal government may treat cannabis business from a taxation standpoint in the future and no assurance can be given to what extent Code Section 280E, or other tax-related laws and regulations, may be applied to cannabis businesses in the future.
•Because the manufacturing (cultivation), sale, possession and use of cannabis is illegal under federal law, cannabis businesses may have restricted intellectual property and proprietary rights, particularly with respect to obtaining and enforcing patents and trademarks. In addition, cannabis businesses may face court action by third parties under the Racketeer Influenced and Corrupt Organizations Act (“RICO”). Intellectual property and proprietary rights could be impaired as a result of cannabis business, and cannabis businesses could be named as a defendant in an action asserting a RICO violation.
•Federal bankruptcy courts cannot provide relief for parties who engage in cannabis or cannabis businesses. Recent bankruptcy rulings have denied bankruptcies for cannabis dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, cannabis businesses may not be able to seek the protection of the bankruptcy courts and this could materially affect their financial performance and/or their ability to obtain or maintain credit.
•Since cannabis is illegal under federal law, there is a strong argument that banks cannot accept for deposit funds from businesses involved in the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Any such inability to open or maintain bank accounts may make it difficult for cannabis businesses to operate. Under the Bank Secrecy Act (“BSA”), banks must report to the federal government any suspected illegal activity, which includes any transaction associated with a cannabis business. These reports must be filed even though the business is operating legitimately under state law.
•Insurance that is otherwise readily available, such as general liability and directors and officer’s insurance, may be more difficult to find, and more expensive.

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
We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. Some of our products are sold to Cannabis Industry Participants and used in connection with cannabis businesses that are subject to federal and state controlled substance laws and regulations. Companies that transact directly or indirectly with cannabis businesses are subject to a number of risks related to controlled substances, which risks could reduce demand for our products by Cannabis Industry Participants. Such risks include, but are not limited to, the following:
•Cannabis is a Schedule I drug under the CSA and regulated by the Drug Enforcement Administration (the “DEA”) as an illegal substance. The Food and Drug Administration (“FDA”), in conjunction with the DEA, licenses cannabis research and drugs containing active ingredients derived from cannabis. If cannabis were to become legal under federal law, its sale and use could become regulated by the FDA or another federal agency.
•If cannabis were to become regulated by the FDA or another federal agency, extensive regulations may be imposed on the sale or use of cannabis. Such regulations could result in a decrease in cannabis sales and have a material adverse impact on the demand for our products. If we or our Cannabis Industry Participants are unable to comply with any applicable regulations and/or registration prescribed by the FDA, we may be unable to continue to transact with retailers and resellers who sell products to cannabis businesses and/or our financial condition may be adversely impacted.
•Controlled substance legislation differs between states and legislation in certain states may restrict or limit Cannabis Industry Participants from buying our products. Cannabis Industry Participants may be required to obtain separate state registrations, permits or licenses in order to be able to obtain, handle and/or distribute controlled substances in a state. Such state regulatory requirements may be costly and, the failure of such Cannabis Industry Participants to meet such regulatory requirements could lead to enforcement and sanctions by the states in addition to any from the DEA or otherwise arising under federal law. We could be implicated in such enforcement or sanctions because of the purchase of our products by such Cannabis Industry Participants.
•The failure of our Cannabis Industry Participants to comply with applicable controlled substance laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the demand for our products and, as a result, the financial results of our business operations and our financial condition.

Furthermore, the JPMorgan Credit Facility restricts our ability and the ability of the Subsidiary Obligors to sell our products directly to U.S. cannabis growers or to retailers that sell only to the U.S. cannabis industry.
Our growth is highly dependent on the U.S. cannabis market. In the past, California regulations caused licensing shortages and future regulations may create other limitations that decrease the demand for our products. State level regulations adopted in the future may adversely impact our business. Supply and demand and prevailing prices for cannabis may also adversely impact our business.
The base of cannabis growers in the United States has grown over the past 20 years since the legalization of cannabis for medical uses in states such as California, Colorado, Michigan, Nevada, Oregon and Washington, with a large number of those growers depending on products similar to those we distribute. The U.S. cannabis market is still in its infancy and early adopter states such as California, Colorado and Washington represent a large portion of historical industry revenues. If the U.S. cannabis cultivation market does not grow as expected, our business, financial condition and results of operations could be adversely impacted.
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

Legislation and regulations pertaining to the use and cultivation of cannabis are enacted on both the state and federal government level within the United States. As a result, the laws governing the cultivation and use of cannabis may be subject to change. Any new laws and regulations limiting the use or cultivation of cannabis and any enforcement actions by state and federal governments could indirectly reduce demand for our products, and may impact our current and planned future operations.
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
Furthermore, the JPMorgan Credit Facility restricts our ability and the ability of the Subsidiary Obligors to sell our products directly to cannabis growers or to retailers that sell only to the cannabis industry. See “— Risks Relating to Our Indebtedness.”
Certain of our products may be purchased for use in new and emerging industries and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, future scientific research and public perception.
We sell products, including hydroponic gardening products, through third-party retailers and resellers. End users may purchase these products for use in new and emerging industries, including the growing of cannabis that may not achieve market acceptance in a manner that we can predict. The demand for these products is dependent on the growth of these industries, which is uncertain, as well as the laws governing the growth, possession, and use of cannabis by adults for both adult and medical-use.
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
The public’s perception of cannabis may significantly impact the cannabis industry’s success. Both the medical and adult-use of cannabis are controversial topics, and there is no guarantee that future scientific research, publicity, regulations, medical opinion, and public opinion relating to cannabis will be favorable. The cannabis industry is an early-stage business that is constantly evolving with no guarantee of viability. The market for medical and adult-use of cannabis is uncertain, and any adverse or negative publicity, scientific research, limiting regulations, medical opinion and public opinion (whether or not accurate or with merit) relating to the consumption of cannabis, whether in the United States or internationally, may have a material adverse effect on our operational results, consumer base, and financial results. Among other things, such a shift in public opinion could cause state jurisdictions to abandon initiatives or proposals to legalize medical or adult-use cannabis or adopt new laws or regulations restricting or prohibiting the medical or adult-use of cannabis where it is now legal, thereby limiting the Cannabis Industry Participants.
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
We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the BSA, as amended by the USA PATRIOT Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. In February 2014, the Financial Crimes Enforcement Network of the Treasury Department

(“FinCEN”) issued a memorandum (the “FinCEN Memo”) providing guidance to banks seeking to provide services to cannabis businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis businesses without risking federal prosecution for violation of U.S. federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis violations of the CSA and outlines extensive due diligence and reporting requirements. On June 29, 2020, FinCEN issued additional guidance for financial institutions conducting due diligence and filing suspicious activity reports in connection with hemp-related business customers. While these guidelines clarify that financial institutions are not required to file suspicious activity reports solely based on a customer’s hemp-related business operations that comply with applicable state law and regulations, these requirements can still present challenges for certain end users of our products in establishing and maintaining banking relationships, and restrictions on cannabis-related banking activities remain. In September 2019, the United States House of Representatives passed the SAFE Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, but the Senate has not taken up the SAFE Banking Act or other similar legislation. Compliance with applicable state laws regarding cannabis activities does not protect from federal prosecution or other enforcement action, such as seizure or forfeiture remedies, nor does it provide any defense to such prosecution or action. Cannabis-related activities conducted in or related to conduct in multiple states may potentially face a higher level of scrutiny from federal authorities. Changes to current Justice Department or Treasury Department policies or current state laws or regulations might adversely affect the legal risks under federal anti-money laundering laws posed by the acceptance directly by our distributors or indirectly by us of proceeds of our end users’ cannabis growing activities.
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
Our products and operations may be subject to increased regulatory and environmental scrutiny in jurisdictions in which we do business. For example, we are subject to regulations relating to our harvesting of peat moss in Canada, which has come under increasing regulatory and environmental scrutiny at the federal, provincial and territorial levels.

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
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”). The CPRA comes into effect on January 1, 2023, and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Virginia and Colorado also enacted comprehensive data privacy laws similar to the CCPA, both of which will be effective in 2023. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
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
International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways in light of the ingredients that are used in products included in our growing media and nutrients product line. In the United States, products containing pesticides generally must be registered with the Environmental Protection Agency (the “EPA”), and similar state agencies before they can be sold or applied. The failure by one of our partners to obtain or the cancellation of any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our businesses, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are either granted a license by the EPA or exempt from such a license and may be evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we distribute will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect on our business of any future evaluations, if any, conducted by the EPA.
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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may have a significant impact on our ability to protect our technology and enforce our intellectual property and proprietary rights. There have been numerous changes to the patent laws and to the rules of the United States Patent and Trademark Office (the “USPTO”), which may have a significant impact on our ability to protect our technology and enforce our intellectual property and proprietary rights. For example, the Leahy-Smith America Invents Act, which was signed into law in 2011, includes a transition from a “first-to-invent” system to a “first-to-file” system, and changes the way issued patents can be challenged. Certain changes, such as the institution of inter partes review and post-grant and derivation proceedings, came into effect in 2012. Substantive changes to patent law associated with the Leahy-Smith America Invents Act may affect our ability to obtain patents, and, if obtained, to enforce or defend them in litigation or inter partes review, or post-grant or derivation proceedings, all of which could harm our business.
We may not be able to adequately obtain, maintain, protect or enforce our intellectual property and other proprietary rights that are material to our business.
Our ability to compete effectively depends in part on our rights to trademarks, patents and other intellectual property rights we own or license. We have not sought to register every one of our trademarks either in the United States or in every country in which such mark is used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States with respect to the registered brand names and issued patents we hold. If we are unable to obtain, maintain, protect and enforce our intellectual property and proprietary rights, including our information and/or brand names, we could suffer a material adverse effect on our business, financial condition and results of operations.
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
Periodic maintenance or annuity fees on any issued patents are due to be paid to the USPTO, and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payments and other similar provisions during the patent application process. While an inadvertent or unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products, our competitors might be able to enter the market, which would have a material adverse effect on our business. Additionally, patents have a limited lifespan. In the United States, even if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date and the natural expiration of a design patent is generally 14 years after its issue date, unless the filing date occurred on or after May 13, 2015, in which case the natural expiration of a design patent is generally 15 years after its issue date. Even if patents covering our products or services are obtained, once the patent life has expired, we may be open to competition from competitive products or services. If one of our products requires extended development, testing and/or regulatory review, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
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
Our success depends upon our ability to develop, manufacture, market and sell our products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property or proprietary rights with respect to our products and technology, including interference or derivation proceedings and various other post-grant proceedings before the USPTO and/or non-United States opposition proceedings. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. A successful claim of trademark, patent or other intellectual property or proprietary right infringement, misappropriation or other violation against us, or any other successful challenge to the use of our intellectual property and proprietary rights, could subject us to damages or prevent us from providing certain products or services, or using certain of our recognized brand names, which could have a material adverse effect on our business, financial condition and results of operations. As a result of any such infringement claims, or other intellectual property claims, regardless of merit, or to avoid potential claims, we may choose or be compelled to seek intellectual property licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees, royalties, minimum royalties and/or milestone payments and the rights granted to us could be nonexclusive, which would mean that our competitors may be able to obtain licenses to the same intellectual property. Ultimately, we could be prevented from commercializing a product and/or technology or be forced to cease some aspect of our business operations if, as a result of actual or threatened infringement or other intellectual property claims, we are unable to enter into licenses of the relevant intellectual property on acceptable terms. Further, if we attempt to modify a product and/or technology or to develop alternative methods or products in response to infringement or other intellectual property claims or to avoid potential claims, we could incur substantial costs, encounter delays in product introductions or interruptions in sales.
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
•Others may be able to construct products that are similar to our products but that are not covered by the claims of the patents that we own or have exclusively licensed;
•We or our licensors or strategic collaborators, if any, might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•We or our licensors or strategic collaborators, if any, might not have been the first to file patent applications covering certain of our inventions;
•Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing, misappropriating or otherwise violating our intellectual property and proprietary rights;
•It is possible that our current and future pending patent applications will not lead to issued patents;
•It is possible that our current and future pending trademark or service mark applications will not lead to registrations;
•We may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection;
•Issued patents and other intellectual property and proprietary rights that we own or have exclusively licensed may not provide us with any competitive advantages, may not be sufficiently broad in scope or may be held invalid or unenforceable, as a result of legal challenges by third parties, including our competitors;

•Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•We may not develop additional proprietary technologies that are patentable;
•The patents of others may have an adverse effect on our business.
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
These provisions might discourage, delay or prevent a change in control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock. Furthermore, we have the authority to issue up to 50,000,000 shares of our preferred stock without further stockholder approval, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve. In addition, our Certificate of Incorporation and amended and restated bylaws (the “Bylaws”) contain provisions that may make the acquisition of our company more difficult, including the following:
•our authorized but unissued and unreserved common stock and preferred stock could make more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise;
•our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
• stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter, except in certain circumstances;
•a special meeting of our stockholders may only be called by the chairperson of our board of directors or a majority of our board of directors;
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and
•certain amendments to our Certificate of Incorporation and any amendments to our Bylaws by our stockholders will require the approval of at least two-thirds of our then-outstanding voting power entitled to vote generally in an election of directors, voting together as a single class.

Various provisions of our lending agreements with JPMorgan, in addition to our Certificate of Incorporation, Bylaws and other corporate documents, could delay or prevent a change of control.

The JPMorgan Credit Facility prohibits us from undergoing a change of control. Any takeover attempt could be delayed, or prevented, if an amendment or waiver is not provided by the respective lenders. See “— Risks Relating to Our Indebtedness”. Moreover, certain provisions of our Certificate of Incorporation and Bylaws and provisions of Delaware General Corporation Law could delay or prevent a change of control or may impede the ability of the holders of our common stock to change our management. In particular, our Certificate of Incorporation and Bylaws, among other things will regulate how stockholders may present proposals or nominate directors for election at stockholders’ meetings and authorize our board of directors to issue preferred stock in one or more series, without stockholder approval. See “Description of Capital Stock — Anti-Takeover Provisions.”
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
If our former directors and their affiliates were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Our common stock has only recently become publicly traded, and the market price of our common stock has been volatile.

The market price of our common stock has fluctuated substantially due to a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:

•price and volume fluctuations in the overall stock market from time to time;

•volatility in the trading prices and trading volumes of stocks in our industry;

•changes in operating performance and stock market valuations of other companies generally, or those in our industry in particular;

•sales of shares of our common stock by us or our stockholders;

•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•announcements by us or our competitors of new offerings or platform features;

•the public’s reaction to our press releases, other public announcements and filings with the SEC;

•rumors and market speculation involving us or other companies in our industry;

•actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•developments or disputes concerning our intellectual property or other proprietary rights;

•announced or completed acquisitions of businesses, services or technologies by us or our competitors;

•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•changes in accounting standards, policies, guidelines, interpretations or principles;

•any significant change in our management;

•the continued threat of terrorism and the impact of military and other action, including military actions involving Russia and Ukraine; and

•general economic conditions and slow or negative growth of our markets.
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
Exercise of options may have a dilutive effect on your percentage ownership and may result in a dilution of your voting power and an increase in the number of shares of common stock eligible for future resale in the public market, which may negatively impact the trading price of our shares of common stock.

The exercise of some or all of our outstanding options could result in significant dilution in the percentage ownership interest of existing investors and in the percentage ownership interest of our existing common stockholders and in a significant dilution of voting rights and earnings per share. As of December 31, 2021, we have outstanding options, held primarily by current and former employees of the Company, for the issuance of up to 720,549 shares of common stock at a weighted exercise price of $9.57 per share. The exercise of such existing outstanding stock options will further dilute our stockholders’ voting interests. To the extent options are exercised, additional shares of common stock will be issued, and such issuance will dilute stockholders.
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
As a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Some foreign companies, including some that may compete with us, may not be subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in countries in which we conduct our business. However, our employees or other agents may engage in conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.
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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We have approximately 1,000,000 square feet of distribution space under leases in strategic locations, including six distribution centers in the United States and two distribution centers in Canada. Following our 2021 acquisitions, we also maintain five manufacturing facilities in the United States and two manufacturing facilities in Canada. Our headquarters is located in Shoemakersville, Pennsylvania. See “Certain Relationships and Related Party Transactions.”

In April 2021, we entered into leases for two new distribution centers aggregating approximately 322,000 square feet. One is located in Fairfield, California and is the distribution center that we have relocated to from our Petaluma, California distribution facility in connection with the sale of that building by our lessor. The other distribution center is located in Fontana, California which we relocated to from our Santa Fe Springs, California distribution facility. See Note 7 - Leases, in the notes to the consolidated financial statements elsewhere in this Annual Report on Form 10-K.
In July 2021, we executed a lease for approximately 246,000 square feet of warehouse space in Surrey, British Columbia, Canada, commencing January 1, 2023. See Note 7 - Leases, in the notes to the consolidated financial statements elsewhere in this Annual Report on Form 10-K.

In November 2021, we executed a lease for approximately 109,000 square feet of warehouse in Cambridge, Ontario, Canada, commencing June 1, 2023 . See Note 7 - Leases, in the notes to the consolidated financial statements elsewhere in this Annual Report on Form 10-K.

In January 2022, we executed a lease for approximately 303,000 square feet of warehouse space in Shoemakersville, Pennsylvania, commencing March 1, 2022. See Note 7 - Leases, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We relocated our executive offices from 270 Canal Road, Fairless Hills, Pennsylvania 19030 to 1510 Main Street, Shoemakersville, Pennsylvania 19526, effective March 1, 2022.

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
Holders of our Common Stock
As of February 17, 2022, there were approximately 18,746 stockholders of record of our common stock.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6.        RESERVED
Reserved.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and the notes contained elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this Annual Report on Form 10-K, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in “Risk Factors” in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements.”
Company Overview
We are a leading independent manufacturer and distributor of CEA equipment and supplies, including a broad portfolio of our own innovative proprietary branded products. We primarily serve the U.S. and Canadian markets, and believe we are one of the leading competitors by market share in these markets in an otherwise highly fragmented industry. For over 40 years, we have helped growers make growing easier and more productive. Our mission is to empower growers, farmers and cultivators with products that enable greater quality, efficiency, consistency and speed in their grow projects.
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
We reach commercial farmers and consumers through a broad and diversified network of over 2,000 wholesale customer accounts, who we connect with primarily through our proprietary e-commerce marketplace. A substantial majority of our net sales are to specialty hydroponic retailers, through which growers are able to enjoy specialized merchandise assortments and knowledgeable staff. We also distribute our products across the U.S. and Canada to a diversified range of retailers of commercial and home gardening equipment and supplies that include garden centers, hardware stores, e-commerce retailers, commercial greenhouse builders, and commercial resellers.
Recent Developments
Innovative Growers Equipment, Inc. Acquisition
On November 1, 2021, we closed the acquisition of the IGE Entities. See Note 3 - Business Combinations under Innovative Growers Equipment, Inc. Acquisition, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The IGE Entities are a manufacturer of horticulture benches, racking and LED lighting systems. The addition of the IGE Entities' commercial equipment product range complements our existing lineup of high performance, proprietary branded products.
Senior Secured Term Loan
On October 25, 2021, we entered into a senior secured term loan facility, in the aggregate principal amount of $125 million, with JPMorgan Chase Bank, N.A. as administrative agent for certain lenders (the "Term Loan"). The Term Loan bears interest at a rate of either LIBOR (with a 1.0% floor) plus 5.50%, or an alternate base rate (with a 2.0% floor) plus 4.50% and matures on October 25, 2028. We used the net proceeds from the Term Loan to fund the cash portion of the IGE Entities' acquisition and for general corporate purposes, which may include, among other things, repaying any outstanding balance under our existing revolving facility and funding future M&A opportunities. Should additional capital needs arise, we can, per the terms of the Term Loan agreement, seek to upsize the facility. The Term Loan is more fully described in Note 10 - Debt under Term loans - Senior Secured Term Loan in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Greenstar/Grotek Acquisition
On August 3, 2021, we closed the acquisition of Greenstar. See Note 3 - Business Combinations under Greenstar/Grotek Acquisition, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Greenstar produces premium horticultural products and solutions for global, domestic and commercial use. Greenstar’s owned brands include Grotek, Gaia Green, Supergreen, and EarthSafe. Grotek has been producing since 1998 and is sold internationally. Greenstar’s brands are utilized by commercial operators including growers, landscapers, greenhouses, nurseries, organic farms, as well as independent retailers. Greenstar manufactures products for both the retail and commercial market.
Investor Warrant Redemption
On July 19, 2021, we completed the redemption (the “Warrant Redemption”) of certain of our outstanding warrants (the "Investor Warrants") to purchase shares of our common stock that were issued in connection with a private placement of units. See Note 11 - Stockholders' Equity under Warrants - Redemption of investor warrants, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Prior to July 19, 2021, 3,367,647 Investor Warrants were exercised, generating approximately $56.8 million of gross proceeds to the Company. As a result, we redeemed 1,491 Investor Warrants for a redemption price of $0.00033712 per Investor Warrant. As of December 31, 2021, there were no Investor Warrants outstanding. We used the net proceeds from the redemption of the Investor Warrant for acquisitions, working capital and other general corporate purposes.
Aurora Acquisition
On July 1, 2021, we completed the acquisition of 100% of the issued and outstanding membership interests of Aurora. See Note 3 - Business Combinations under Aurora Acquisition, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Founded in 2000, Aurora was a family-owned business with a strong vertically integrated manufacturing base with three locations across North America. The company is dedicated to ethical and sustainable practices and offers comprehensive plant fertility product lines free from harmful chemical residues and pesticides. Aurora adds to our growing proprietary brand nutrient and grow media line-ups, including its first organic nutrient and premium soil brands. We gained new domestic manufacturing and distribution capabilities on the east and west coasts along with a peat moss harvesting operation in Canada.
House and Garden Acquisition
On June 1, 2021, we acquired 100% of the issued and outstanding shares of capital stock of the H&G Entities. See Note 3 - Business Combinations under House & Garden Acquisition, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The H&G entities are located in Arcata, California, and produce and distribute premium grade plant nutrients and fertilizers across the globe. The H&G entities offer a strong product line of plant nutrients that strengthens our position in the nutrient sector and complement our rapidly expanding portfolio of premium products for controlled environment agriculture.
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
Heavy 16 Acquisition
On May 3, 2021, we acquired 100% of the issued and outstanding membership interests of Heavy 16. See Note 3 - Business Combinations under Heavy 16 Acquisition, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Heavy 16 is a leading manufacturer and supplier of branded plant nutritional products, with nine core products that are currently sold across the United States. The Heavy 16 products feature a full line of premium nutrients used in all stages of plant growth, helping to increase the yield and quality of crops.

JPMorgan Credit Facility
On March 29, 2021, we and certain of our subsidiaries entered into a Senior Secured Revolving Credit Facility (the “JPMorgan Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders from time to time party thereto. The JPMorgan Credit Facility replaced the Loan and Security Agreement with Encina Business Credit, LLC (the “Encina Credit Facility”). There was no outstanding indebtedness under the Encina Credit Facility when it was replaced. The JPMorgan Credit Facility, among other things, provides for an asset based senior revolving credit line (the “Senior Revolver”) with JPMorgan as the initial lender. The three-year Senior Revolver had a borrowing limit of $50 million. We had the right to increase the amount of the Senior Revolver in an amount up to $25 million by obtaining commitments from JPMorgan or from other lenders. Our and our subsidiaries’ obligations under the JPMorgan Credit Facility are secured by a first priority lien (subject to certain permitted liens) in substantially all of our and our subsidiaries’ respective personal property assets pursuant to the terms of a U.S. and a Canadian Pledge and Security Agreement, dated March 29, 2021, and the other security documents. On August 31, 2021, the JPMorgan Credit Facility was amended to increase the borrowing limit to $100 million and on October 25, 2021 was further amended to permit the Term Loan and to conform changes to provisions of the Term Loan. The JPMorgan Credit Facility is more fully described in Note 10 - Debt under Revolving asset-backed credit facilities - JPMorgan Revolving Credit Facility in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
New Distribution Centers
In April 2021, we entered into leases for two new distribution centers aggregating approximately 322,000 square feet. One is located in Fairfield, California and is the distribution center that we relocated to from our Petaluma, California distribution facility in the fourth quarter of 2021. The other distribution center is located in Fontana, California which we relocated to from our Santa Fe Springs, California distribution facility in the third quarter of 2021. See Note 7 - Leases, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In July 2021, we executed a lease for approximately 246,000 square feet of warehouse space in Surrey, British Columbia, Canada to be available upon expiration of the lease for existing space, commencing January 1, 2023. See Note 7 - Leases, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In November 2021, we executed a lease for approximately 109,000 square feet of warehouse space in Cambridge, Ontario, Canada to be available upon expiration of the lease existing space, commencing June 1, 2023. See Note 7 - Leases, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In January 2022, we executed a lease for approximately 303,000 square feet of warehouse space in Shoemakersville, Pennsylvania to be available upon expiration of the lease for existing space, commencing March 1, 2022. See Note 7 - Leases, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Effects of COVID-19 on Our Business
The World Health Organization recognized COVID-19 as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines and other factors remain uncertain. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs. The global pandemic and actions taken to contain COVID-19 have adversely affected the global economy and financial markets.
In response to the COVID-19 pandemic, we implemented business continuity plans designed to address the impact of the COVID-19 pandemic on our business, such as restrictions on non-essential business travel, the institution of work-from-home practices and the implementation of strategies for workplace safety at our facilities. We have historically and may continue to source select products from China. It is difficult to predict the extent to which COVID-19, including the emergence and spread of more transmissible variants, may continue to spread. As of the date of this Annual Report on Form 10-K, manufacturers in China and in North America are generally back in operation; however, new waves of the COVID-19 pandemic could result in the re-closure of factories in China and/or in North America. Quarantine orders and travel restrictions within the United States and other countries may also adversely impact our supply chains, the manufacturing of our own products and our ability to obtain necessary materials. We are experiencing some extended lead times in our supply chain, as well as increased shipping costs and believe the COVID-19 pandemic is a contributing factor to those extended lead times and increased costs. Although we have not, to date, experienced any material interruptions in our ability to fill our customers' orders or manufacture our own products, we may in the future be unable to obtain adequate inventory to fill purchase orders or manufacture our own products, which could adversely affect our business, results of operations and financial condition. Furthermore, potential suppliers or sources of materials may pass the increase in sourcing costs due to the COVID-19 pandemic to us through price increases, thereby impacting our potential future profit margins. We continue to monitor the COVID-19 pandemic and will adjust our mitigation strategies as necessary to address changing health, operational or financial risks that may arise.
Our customers reside in countries, primarily the U.S. and Canada, that are currently affected by the COVID-19 pandemic. Many of these customers have experienced shelter-in-place measures in attempts to contain the spread of COVID-19, including general lockdowns, closure of schools and non-essential businesses, bans on gatherings and travel restrictions.
Our business has remained resilient during the COVID-19 pandemic. As of December 31, 2021, our manufacturing and distribution operations are viewed as essential services and continue to operate. Our key suppliers, retailers and resellers have been designated as essential services and remain open at this time; however, in certain places they are operating under reduced hours and capacity limitations. The majority of U.S. and Canadian cannabis businesses have been designated as essential by U.S. State and Canadian government authorities. The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Depending on the length and severity of COVID-19, we may experience an increase or decrease in customer orders driven by volatility in consumer shopping and consumption behavior. It is difficult to assess or quantify with precision the impact COVID-19 has directly had on our business since we cannot precisely quantify the impacts, if any, that the various effects (e.g. possible positive demand impact from shelter-in-place orders in the United States, possible negative supply chain impact from workforce disruption at international and domestic suppliers and domestic ports and the possible negative impact on transportation costs) have had on the overall business. And so, while we do not believe that we are experiencing net material adverse impacts at this time, given the global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the COVID-19 pandemic, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. While we believe that we are well positioned for the future as we navigate the crisis and prepare for an eventual return to a more normal operating environment, we continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans and response strategy.
Other Transactions
Initial Public Offering
On December 14, 2020, we completed our initial public offering (“IPO”), in which we issued and sold 9,966,667 shares of our common stock, including the full exercise by the underwriters of their option to purchase 1,300,000 additional shares of our common stock, at a public offering price of $20.00 per share, which resulted in net proceeds of $182.3 million after deducting underwriting discounts and commissions and offering expenses. The proceeds from the IPO were used to (i) repay amounts outstanding under the previous term loan with Brightwood Loan Services, LLC of $76.6 million (includes accrued interest and fees of $0.3 million), (ii) to pay down certain amounts outstanding under the Encina Credit Facility of $33.4 million, (iii) to repay $3.3 million under the promissory note to JPMorgan Chase, N.A. through the U.S. Small Business Administration Paycheck Protection Program, and (iv) to pay $2.6 million to settle the Series A preferred stock dividend. Our common stock began trading on the Nasdaq Global Select Market on December 10, 2020.
Reverse Stock Split
Our board of directors and stockholders approved an amendment to our amended and restated certificate of incorporation effecting a 1-for-3.3712 reverse stock split of our issued and outstanding shares of common stock. The reverse split was effected on November 24, 2020 without any change in the par value per share.
Components of Results of Operations
Net sales
We generate net sales from the distribution and manufacturing of hydroponic equipment and supplies to our customers. The hydroponic equipment and supplies that we sell include consumable products, such as growing media, nutrients and supplies that require regular replenishment and durable products, such as lighting and hydroponic equipment. Our scale allows us to provide delivery and service capabilities to a highly diverse group of customers across the U.S. and Canada. We generally do not sell directly to growers but rather our customer base consists of specialty hydroponic retailers, garden centers, eCommerce and greenhouse suppliers.
We periodically offer sales incentives to our customers, including early pay discounts, volume-based rebates, temporary price reductions, advertising credits and other trade activities. Net sales reflect our gross sales less sales incentives which are estimated and recorded at the time of sale plus amounts billed to customers for shipping and handling costs. We anticipate that sales incentives and/or the amount billed to customers for shipping and handling costs could impact our net sales and that changes in such promotional activities or freight recovery charges could impact period-over-period results.
Cost of goods sold
Cost of goods sold consists primarily of material costs, inbound and outbound freight costs, direct labor costs primarily for manufacturing and warehouse personnel, facility costs for manufacturing operations and depreciation, depletion and amortization of manufacturing and warehouse improvements and equipment. We expect our cost of goods sold to increase in absolute dollars in conjunction with our growth and as a result of higher freight and labor costs. However, we expect that, over time, cost of goods sold will decrease as a percentage of net revenue as a result of the scaling of our business including a higher proportion of the amount of proprietary and exclusive branded products that we sell.
Selling, general and administrative
Selling, general and administrative expenses consists primarily of marketing and advertising, facility costs for distribution operations, stock-based compensation, depreciation and amortization of all other assets and other selling, general and administrative costs, including but not limited to salaries, benefits, bonuses, stock-based compensation, professional fees and various costs related to becoming a publicly-traded company. We expect selling, general and administrative expenses to increase in absolute dollar terms as we scale our operations to meet increased demand for our products and operate as a public company with increased costs associated with insurance, finance, legal and accounting functions; however, we also expect that the significant increase in our scale will result in selling, general and administrative expenses as a percentage of net sales decreasing over time.
Results of Operations Data
The results of operations data in the following tables for the years ended December 31, 2021, 2020, and 2019 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations - Comparison of Years Ended December 31, 2021 and 2020
The following table sets forth our consolidated statements of operations for the years ended December 31, 2021, and 2020, including amounts and percentages of net sales for each year and the year-to-year change in dollars and percent (amounts in thousands):

	Years ended December 31,
	2021		2020		Year to year change
Net sales	$479,420	100.0%	$342,205	100.0%	$137,215	40.1%
Cost of goods sold	377,934	78.8%	278,572	81.4%	99,362	35.7%
Gross profit	101,486	21.2%	63,633	18.6%	37,853	59.5%
Operating expenses:
Selling, general and administrative	103,888	21.7%	58,492	17.1%	45,396	77.6%
Impairment, restructuring and other	297	0.1%	860	0.3%	(563)	-65.5%
(Loss) income from operations	(2,699)	-0.6%	4,281	1.3%	(6,980)	-163.0%
Interest expense	(2,138)	-0.4%	(10,141)	-3.0%	8,003	-78.9%
Loss on debt extinguishment	(680)	-0.1%	(907)	-0.3%	227	-25.0%
Other (expense) income, net	(204)	0.0%	70	0.0%	(274)	-391.4%
Loss before tax	(5,721)	-1.2%	(6,697)	-2.0%	976	-14.6%
Income tax benefit (expense)	19,137	4.0%	(576)	-0.2%	19,713	-3,422.4%
Net income (loss)	13,416	2.8%	(7,273)	-2.1%	20,689	-284.5%
Cumulative dividends allocated to Series A Convertible Preferred Stock	—	0.0%	(2,597)	-0.8%	2,597	-100.0%
Net income (loss) attributable to common stockholders	$13,416	2.8%	$(9,870)	-2.9%	$23,286	-235.9%
Net sales
Net sales for the year ended December 31, 2021 were $479.4 million, an increase of $137.2 million, or 40.1%, compared to the same period in 2020. The 40.1% increase was due to an approximate 35.0% increase in volume of products sold (a 13.1% increase in organic sales and a 21.9% increase from recently-acquired proprietary brands), a 3.6% increase in price and mix of products sold, and 1.5% growth from favorable foreign exchange rates. The increase in volume of products sold was primarily related to (i) expansion of our proprietary and preferred brands, (ii) large expansion of our plant nutrients products, (iii) first-half expansion in our business predominantly in California, Oklahoma and Missouri, and (iv) growth from our acquisitions. The increase in price was primarily related to list price increases. The increase in foreign exchange related to recent weakness in the U.S. Dollar relative to the Canadian Dollar and to the Euro.
Gross profit
Gross profit for the year ended December 31, 2021 was $101.5 million, an increase of $37.9 million, or 59.5%, compared to the same period in 2020. The increase in gross profit was primarily related to (i) the aforementioned increase in net sales and (ii) a significant increase in our gross profit margin percentage (gross profit as a percentage of net sales). Our gross profit margin percentage increased to 21.2% for the year ended December 31, 2021 from 18.6% in the same period in 2020. The higher gross profit margin percentage is primarily due to a more favorable sales mix of proprietary and preferred brand products (due in part to the aforementioned proprietary brands that were recently acquired and the preferred brands products added in the year-to-date period), which typically carry a higher gross margin than our distributed branded products, partially offset by higher freight and labor costs which escalated significantly as a percentage of net sales in our third and fourth fiscal quarters.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2021 were $103.9 million, an increase of $45.4 million, compared to the same period in 2020. The increase is primarily related to acquisition and integration expenses of $19.7 million, costs associated with the relocation of certain of our distribution centers of $1.9 million, non-compensation general and administrative costs associated with the new acquisitions (an increase of $9.2 million), compensation costs (an increase of $7.2 million), insurance costs (an increase of $2.6 million), marketing (an increase of $2.3 million), facility costs (an increase of $2.3 million), consulting fees (an increase of $1.7 million), and $1.9 million of solicitation fees incurred in connection with the Warrant Redemption, offset by share-based compensation (a decrease of ($3.4) million). These increases were largely the result of (i) our accelerated M&A strategy and (ii) the increased costs associated with running a public company and supporting our long-term growth strategy. The decrease in share-based compensation was due to the vesting of restricted stock units ("RSUs") last December with performance-based vesting requirements which was satisfied upon the consummation of our IPO. As a result, our IPO in December 2020 triggered a significant performance-based stock compensation charge of $6.1 million for previously unrecognized time-based vesting prior to the IPO.
Interest expense
Interest expense for the year ended December 31, 2021 was $2.1 million, a decrease of $8.0 million, or 78.9%, compared to the same period in the prior year. The decrease was primarily due to the payoff of the prior term loan with Brightwood Loan Services, LLC and pay down of the Encina Credit Facility in connection with the December 2020 IPO.
Loss on debt extinguishment
Loss on debt extinguishment for the year ended December 31, 2021 was $0.7 million, which resulted primarily from the write-off of unamortized deferred financing costs associated with the termination of the Encina Credit Facility. Loss on debt extinguishment for the year ended December 31, 2020 was $0.9 million, which resulted primarily from the write-off of unamortized deferred financings costs associated with the payoff of the prior term loan with Brightwood Loan Services, LLC.
Income tax benefit (expense)
Income tax benefit for the year ended December 31, 2021 was approximately $19.1 million. Our income tax benefit was primarily the result of a reduction in the valuation allowance recorded against our net deferred tax assets. In connection with the acquisition of the H&G Entities, we recorded a net deferred tax liability which provided an additional source of taxable income to support the realization of the pre-existing deferred tax assets. Our income tax benefit was partially offset by income taxes from certain foreign jurisdictions where we conduct business and state minimum income taxes in the United States. We have a valuation allowance for deferred tax assets, including net operating loss carryforwards. The income tax expense for the year ended December 31, 2020 was primarily due to foreign and state income tax expense.

Results of Operations – Comparison of Years Ended December 31, 2020 and 2019
The following table sets forth our consolidated statements of operations for the years ended December 31, 2020 and 2019, including amounts and percentages of net sales for each year and the year-to-year change in dollars and percent (amounts in thousands):

	Years ended December 31,
	2020		2019		Year to year change
Net sales	$342,205	100.0%	$235,111	100.0%	$107,094	45.6%
Cost of goods sold	278,572	81.4%	208,025	88.5%	70,547	33.9%
Gross profit	63,633	18.6%	27,086	11.5%	36,547	134.9%
Operating expenses:
Selling, general and administrative	58,492	17.1%	43,784	18.6%	14,708	33.6%
Impairment, restructuring and other	860	0.3%	10,035	4.3%	(9,175)	-91.4%
Income (loss) from operations	4,281	1.3%	(26,733)	-11.4%	31,014	-116.0%
Interest expense	(10,141)	-3.0%	(13,467)	-5.7%	3,326	-24.7%
Loss on debt extinguishment	(907)	-0.3%	(679)	-0.3%	(228)	33.6%
Other income, net	70	0.0%	105	0.0%	(35)	-33.3%
Net loss before tax	(6,697)	-2.0%	(40,774)	-17.4%	34,077	-83.6%
Income tax (expense) benefit	(576)	-0.2%	691	0.3%	(1,267)	-183.4%
Net loss	(7,273)	-2.1%	(40,083)	-17.1%	32,810	-81.9%
Cumulative dividends allocated to Series A Convertible Preferred Stock	(2,597)	-0.8%	—	0.0%	(2,597)	n/a %
Net loss attributable to Hydrofarm Holdings Group, Inc.	$(9,870)	-2.9%	$(40,083)	-17.1%	$30,213	-75.4%
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
Although we cannot precisely quantify in absolute or relative terms, our accelerated rate of growth in net sales for the year ended December 31, 2020 correlates with shelter-in-place orders issued in March 2020 in response to the COVID-19 pandemic. A portion of our net sales during this period could have been related to pull-through demand for our products due to higher consumption of CEA products from individuals spending more time at home due to shelter-in-place measures. Although uncertainty created by the COVID-19 pandemic remains, and various state budgets remain under economic pressure, creating a greater chance of further cannabis legalization, we cannot assure you that such growth will continue.
Gross profit
Gross profit for the year ended December 31, 2020 increased by $36.5 million or 134.9% compared to the year ended December 31, 2019. The increase in gross profit was primarily related to (i) the aforementioned increase in net sales and (ii) a significant increase in our gross profit margin percentage (gross profit as a percent of net sales). Our gross profit margin percentage increased to 18.6% for the year ended December 31, 2020 compared to 11.5% for the year ended December 31, 2019. The higher gross profit margin percentage was primarily due to (i) a more favorable sales mix of proprietary and exclusive branded products, which typically carry a higher gross margin, (ii) lower freight cost, and (iii) inventory adjustments and write-downs that impacted the fourth quarter of 2019 primarily associated with our 2019 SKU rationalization.

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2020 increased by $14.7 million or 33.6%, compared to the year ended December 31, 2019 due primarily to an increase of $8.7 million in stock-based compensation expense, of which $6.1 million was directly triggered by our IPO in December 2020 (more fully described below). SG&A expense excluding the portion of stock-based compensation expense triggered by the IPO decreased from 18.6% in 2019 to 15.3% in 2020 due to economies of scale as our net sales grew faster than our selling, general and administrative expenses.
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
As more fully discussed in Note 12 - Stock-based compensation, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we granted RSUs to certain officers, former directors and their affiliates which have vesting conditions including a performance-based vesting requirement which was satisfied upon the consummation of our IPO. As a result, our IPO in December 2020 triggered a significant performance-based stock compensation charge of $6.1 million for previously unrecognized time-based vesting prior to the IPO.
Impairment, restructuring and other
Impairment, restructuring and other expenses declined to $0.9 million for the year ended December 31, 2020. For the year ended December 31, 2019, we recognized a $5.4 million expense related to impairment of intangible assets for customer relationships; $2.0 million for restructuring costs, and $1.5 million for other expenses. We also incurred $1.1 million for a registration statement which was delayed, and accordingly, the third-party costs were expensed. See Note 15 - Impairment, restructuring and other, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Interest expense
Interest expense decreased by $3.3 million or 24.7% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The average balance of our interest bearing debt for the year ended December 31, 2020 increased by $2.3 million compared to the year ended December 31, 2019. This increase was offset by a decrease in the effective interest rate on the term loan with Brightwood Loan Services, LLC ("Brightwood Term Loan"), from approximately 13% for the year ended December 31, 2019 to an effective interest rate of approximately 10.2% for the year ended December 31, 2020 due to a reduction of the Brightwood Term Loan interest rate margin which became effective on January 1, 2020 from LIBOR plus 10.0% to LIBOR plus 8.5% along with a reduction of average LIBOR from 2.5% to 1%. The decrease in interest costs was also slightly impacted by a decrease in the effective interest rate on our revolving credit facilities from approximately 9.9% for the year ended December 31, 2019 to approximately 9.3% for the year ended December 31, 2020.
Loss on debt extinguishment
Loss on debt extinguishment for the year ended December 31, 2020 resulted from the write-off of unamortized deferred financing costs associated with the payoff of the Brightwood Term Loan in connection with the IPO. Similar costs in 2019 resulted from the write-off of unamortized deferred financing costs when the BofA Credit Facility was refinanced with the Encina Credit Facility.
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
To supplement our audited consolidated financial statements which are prepared in accordance with GAAP, we use “Adjusted EBITDA” and “Adjusted EBITDA as a percent of sales” which are non-GAAP financial measures (collectively referred to as “Adjusted EBITDA”). Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:
• Adjusted EBITDA does not reflect interest expense, or the amounts necessary to service interest or principal payments on our indebtedness;
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

The following table presents a reconciliation of net income (loss), the most comparable GAAP financial measure, to Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years ended December 31,
	2021	2020	2019
Net income (loss)	$13,416	$(7,273)	$(40,083)
Interest expense	2,138	10,141	13,467
Income tax (benefit) expense	(19,137)	576	(691)
Distribution center exit costs and other	2,641	—	—
Depreciation, depletion and amortization	14,934	6,779	6,995
Impairment, restructuring and other	297	860	10,035
Acquisition and integration expenses*	24,210	—	—
Other expense (income), net	204	(70)	(105)
Stock-based compensation**	5,750	9,156	208
Loss on debt extinguishment	680	907	679
Investor warrant solicitation fees	1,949	—	—
Adjusted EBITDA	$47,082	$21,076	$(9,495)
Adjusted EBITDA as a percent of net sales	9.8%	6.2%	(4.0)%
(*) Includes consulting, transaction services and legal fees incurred for the completed Heavy 16, House and Garden, Aurora, Greenstar/Grotek and IGE acquisitions and certain potential acquisitions.
(**) Includes employer payroll taxes on stock-based compensation

Liquidity and Capital Resources
Cash Flow from Operating, Investing, and Financing Activities - Comparison of Years Ended December 31, 2021, 2020, and 2019
The following table summarizes our cash flows for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	Years ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(45,067)	$(44,825)	$(13,302)
Net cash (used in) provided by investing activities	(468,184)	546	(3,818)
Net cash provided by financing activities	464,707	88,145	19,900
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27)	232	2,154
Net (decrease) increase in cash, cash equivalents and restricted cash	(48,571)	44,098	4,934
Cash, cash equivalents and restricted cash at beginning of year	76,955	32,857	27,923
Cash, cash equivalents and restricted cash at end of year	$28,384	$76,955	$32,857
Operating Activities
Net cash used in operating activities was $45.1 million for the year ended December 31, 2021, primarily consisting of $13.4 million in net income, $4.4 million in net non-cash expense reductions, which were largely comprised of depreciation, depletion and amortization, stock-based compensation expense, non-cash operating lease expense, deferred income tax benefit and other non-cash expenses, less a $62.9 million increase in working capital. This change in working capital primarily reflects an aggregate increase of $47.8 million in accounts receivable, inventories, prepaid expenses and other current assets, and other assets for the period as well as an aggregate net decrease of $15.1 million in accounts payable, accrued expenses and other current liabilities, and a decrease in lease liabilities due to payments on lease obligations during the period.
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
Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 was $468.2 million, due primarily to five business acquisitions we completed during the period, which totaled $462.2 million in cash outflows and $6.0 million in purchases of property and equipment and other.
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
Financing Activities
Net cash provided by financing activities was $464.7 million for the year ended December 31, 2021. We received $309.8 million proceeds from our follow-on offering, $119.9 million proceeds from our senior secured Term Loan, net of discount and issuance costs, and received an additional $56.8 million from the exercise of warrants, including the Warrant Redemption. We also paid $20.0 million related to employee's withholding tax in connection with the vesting of certain restricted stock units.
Our IPO was completed in December 2020 generating $182.4 million in net proceeds. We used a portion of the proceeds to pay off the Brightwood Term Loan, to pay off our PPP loan and to paydown the outstanding balance under the Encina Credit Facility. Other activity was a net of $1.2 million from transactions with our Series A preferred stock investors and payments of $0.7 million on finance leases. Our net cash provided by these activities was $88.1 million for the period which we used for business growth and expansion.
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
JPMorgan Revolving Credit Facility
On March 29, 2021, we entered into the JPMorgan Credit Facility, which provided for a borrowing limit of $50 million. The JPMorgan Credit Facility replaced the Encina Credit Facility. The JPMorgan Credit Facility is due on March 29, 2024.
On August 31, 2021, the JPMorgan Credit Facility was amended to increase the borrowing limit to $100 million and on October 25, 2021 was further amended to permit the Term Loan and to conform to provisions of the Term Loan.
The JPMorgan Credit Facility has an interest rate of LIBOR plus 1.95% and has a 0.0% LIBOR floor. A fee of 0.25% per annum is charged for available but unused borrowings. Our obligations under the JPMorgan Credit Facility are secured by a first priority lien (subject to certain permitted liens) in substantially all of our and our subsidiaries' respective personal property assets pursuant to the terms of a U.S. and Canadian Pledge and Security Agreement dated March 29, 2021 and other security documents
The JPMorgan Credit Facility maintains certain reporting requirements, affirmative covenants, negative covenants and financial covenants ("debt covenants"). The financial covenants include that we must maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis. We were in compliance with all debt covenants as of December 31, 2021. As of December 31, 2021, approximately $83.6 million was available to borrow under the undrawn JPMorgan Credit Facility.
Senior Secured Term Loan
On October 25, 2021, we and certain of our direct and indirect subsidiaries entered into the Term Loan (as defined below) with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders, pursuant to which we borrowed a $125.0 million senior secured term loan. The Term Loan bears interest at LIBOR (with a 1.0% floor) plus 5.50%, or an alternative base rate (with a 2.0% floor), plus 4.50%, and is subject to a call premium of 2% in year one, 1% in year two, and 0% thereafter, and matures on October 25, 2028. We received net proceeds of $119.9 million from the Term Loan after deducting discounts and deferred financing costs.
The principal amounts of the Term Loan are scheduled to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the $125 million principal amount of the Term Loan on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. The Term Loan is secured by a first lien on our non-working capital assets and a second lien on our working capital assets.
Contractual obligations
See Note 7 - Leases, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for discussions on future minimum lease payments under long-term non-cancelable operating and financing leases with remaining terms greater than one year.
See Note 10 - Debt, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for discussions on future principal payments under long-term debt.

From time to time in the normal course of business, we will enter into agreements with suppliers which provide favorable pricing in return for a commitment to purchase minimum amounts of inventory over a defined time period. We had no material purchase commitments as of December 31, 2021.
Seasonality
Our net sales tend to be seasonally stronger in our fiscal second and third quarters due to robust sales in the warmer spring and summer months in North America (the United States and Canada are our primarily markets). This seasonal trend primarily relates to the garden center portion of our customer base and that certain of our customers may from time to time use some of our products (such as grow media and nutrients) in outdoor applications.
Availability and Use of Cash
We believe that our cash flows from operating activities and the JPMorgan Credit Facility and Term Loan will be sufficient to meet our capital expenditures, working capital needs and debt repayments for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Item 1A. Risk Factors included elsewhere in this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in the Consolidated Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. A discussion of our principal accounting policies that required the application of significant judgments as of December 31, 2021 follows.
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
If the initial accounting for a business combination is incomplete by the end of the reporting period in which the business combination occurs, we report provisional amounts for the items for which the accounting is incomplete. Those provisional amounts are adjusted during the measurement period, or additional assets or liabilities are recognized to reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at the time. Upon conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever occurs first, any subsequent adjustments are recorded to net income (loss).
Goodwill and indefinite-lived intangible assets
Our consolidated balance sheet at December 31, 2021 includes goodwill of acquired businesses and other indefinite-lived intangible assets. We evaluate these assets for impairment annually in the fourth quarter and on an interim basis if the facts and circumstances lead us to believe that more-likely-than-not there has been an impairment. Goodwill and indefinite-lived intangible asset impairment reviews include performing either an initial qualitative or quantitative evaluation for each of our reporting units and indefinite-lived intangible assets. As of December 31, 2021, we concluded it is more likely than not that goodwill and indefinite-live intangible assets recorded in our consolidated balance sheet were not impaired.
Long-lived tangible and finite-lived intangible assets
Long-lived tangible assets and finite-lived intangible assets are stated at cost. Depreciation and amortization expense is provided on the straight-line method and based on the estimated useful economic lives of the long-lived tangible assets. Intangible assets with finite lives are subject to amortization. These intangible assets are being amortized over their estimated useful economic lives typically ranging from 5 to 18 years. Long-lived tangible and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2021, we concluded that our long-lived tangible and finite-lived intangible assets recorded in our consolidated balance sheet were not impaired.
Recent accounting pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 - Basis of presentation and significant accounting policies — Recently issued accounting pronouncements, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risk has been interest rate, foreign currency and inflation risk.
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of December 31, 2021, we had $125.0 million of debt subject to variable interest rates that are based on London interbank offered rate (“LIBOR”) or an alternate base rate. If these rates were to increase above their respective floors, 1% for LIBOR or 2% for an alternate base rate, by 100 basis points, our interest expense on the variable-rate debt would increase by an average of $1.2 million annually. We do not currently hedge our interest rate risks, but may determine to do so in the future. See Risk Factors—Uncertainty relating to the LIBOR and the potential discontinuation of LIBOR in the future may adversely affect our interest expense.
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
Impact of Inflation
Our results of operations and financial condition are presented based on historical costs. Inflation affects our manufacturing costs, distribution costs and operating expenses. We believe that volatile prices for commodities have impacted our net sales and results of operations. We maintain strategies to mitigate the impact of higher raw material, energy and commodity costs, which include cost reduction, sourcing, passing along certain cost increases to customers and other actions, which may offset only a portion of the adverse impact.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Hydrofarm Holdings Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hydrofarm Holdings Group, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in convertible preferred stock and stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and Schedule II listed in the Index to Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisitions - Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company completed various acquisitions during the year ended December 31, 2021 for an aggregate purchase price of approximately $533.3 million. The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship intangible assets of $42.1 million, trademark and tradename intangible assets of $118.1 million, technology and formulations & recipes of $110.6 million, and other intangible assets of $1.6 million, for total intangible assets recognized of $272.4 million. Management estimated the fair value of the intangible assets using the income approach specifically, the multi-period excess earnings and relief from royalty methods. The fair value determination of the intangible assets required management to make significant estimates and assumptions related to future cash flows and selection of the discount rates.
We identified the fair value determination of the intangible assets as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows and the selection of the discount rates used in the determination of the initial fair value of the intangible assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows and the selection of the discount rate for the acquired intangible assets included the following, among others:
•We tested the effectiveness of controls over the valuation of the intangible assets, including management’s controls over forecasts of future cash flows and selection of the discount rate.
•We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results and certain peer companies’ historical results.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
–Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate selected by management.
•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 1, 2022

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Hydrofarm Holdings Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hydrofarm Holdings Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those consolidated financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Heavy 16, House and Garden, Aurora, Greenstar and Innovative Growers Equipment, Inc., which were acquired on May 3, June 1, July 1, August 3 and November 1, 2021 respectively, and whose financial statements constitute 85% and 68% of net and total assets, respectively, 13% of revenues, and 37% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Heavy 16, House and Garden, Aurora, Greenstar and Innovative Growers Equipment, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 1, 2022

Hydrofarm Holdings Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$26,607	$75,178
Restricted cash	1,777	1,777
Accounts receivable, net	41,484	21,626
Inventories	189,134	88,618
Notes receivable	622	3,151
Prepaid expenses and other current assets	9,760	9,567
Total current assets	269,384	199,917
Property, plant and equipment, net	50,473	3,988
Operating lease right-of-use assets	45,245	18,289
Goodwill	204,868	—
Intangible assets, net	314,819	52,421
Other assets	6,453	1,180
Total assets	$891,242	$275,795
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$44,958	$22,638
Accrued expenses and other current liabilities	33,996	21,615
Current portion of lease liabilities	7,198	3,701
Current portion of long-term debt	2,263	746
Total current liabilities	88,415	48,700
Long-term lease liabilities	38,595	15,320
Long-term debt	119,517	290
Long-term deferred tax liabilities	5,631	—
Other long-term liabilities	3,904	567
Total liabilities	256,062	64,877
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 44,618,357 and 33,499,953 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	4	3
Additional paid-in capital	777,074	364,248
Accumulated other comprehensive (loss) income	(1,382)	599
Accumulated deficit	(140,516)	(153,932)
Total stockholders’ equity	635,180	210,918
Total liabilities and stockholders’ equity	$891,242	$275,795
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years ended December 31,
	2021	2020	2019
Net sales	$479,420	$342,205	$235,111
Cost of goods sold	377,934	278,572	208,025
Gross profit	101,486	63,633	27,086
Operating expenses:
Selling, general and administrative	103,888	58,492	43,784
Impairment, restructuring and other	297	860	10,035
(Loss) income from operations	(2,699)	4,281	(26,733)
Interest expense	(2,138)	(10,141)	(13,467)
Loss on debt extinguishment	(680)	(907)	(679)
Other (expense) income, net	(204)	70	105
Loss before tax	(5,721)	(6,697)	(40,774)
Income tax benefit (expense)	19,137	(576)	691
Net income (loss)	13,416	(7,273)	(40,083)
Cumulative dividends allocated to Series A Convertible Preferred Stock	—	(2,597)	—
Net income (loss) attributable to common stockholders	$13,416	$(9,870)	$(40,083)

Net income (loss) per share attributable to common stockholders:
Basic	$0.34	$(0.46)	$(1.94)
Diluted	$0.31	$(0.46)	$(1.94)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	39,991,809	21,298,849	20,688,439
Diluted	42,989,195	21,298,849	20,688,439
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years ended December 31,
	2021	2020	2019
Net income (loss)	$13,416	$(7,273)	$(40,083)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(1,981)	743	1,709
Total comprehensive income (loss)	$11,435	$(6,530)	$(38,374)
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except for share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2019	—	$—	20,688,439	$2	$155,971	$(1,853)	$(106,576)	$47,544
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs of $1,274	4,825,346	15,615	—	—	—	—	—	—
Issuance of Series A Convertible Preferred Stock upon conversion of debt	2,182,083	7,637	—	—	—	—	—	—
Receivable exchanged for issuance of Series A Convertible Preferred Stock	—	(1,450)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	208	—	—	208
Net loss	—	—	—	—	—	—	(40,083)	(40,083)
Foreign currency translation gain	—	—	—	—	—	1,709	—	1,709
Balance, December 31, 2019	7,007,429	21,802	20,688,439	2	156,179	(144)	(146,659)	9,378
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs of $169	717,616	2,342	—	—	—	—	—	—
Collection of receivable for issuance of Series A Convertible Preferred Stock	—	1,450	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8,895	—	—	8,895
Series A Convertible Preferred Stock cumulative dividend	—	2,597	—	—	(2,597)	—	—	(2,597)
Issuance of common stock in connection with initial public offering, net of offering costs of $17,063	—	—	9,966,667	1	182,270	—	—	182,271
Conversion of Series A Convertible Preferred Stock to common stock	(7,725,045)	(25,594)	2,291,469	—	25,594	—	—	25,594
Payment of Series A Convertible Preferred Stock cumulative dividend	—	(2,597)	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	793,080	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	—	—	(239,702)	—	(6,089)	—	—	(6,089)
Other	—	—	—	—	(4)	—	—	(4)
Net loss	—	—	—	—	—	—	(7,273)	(7,273)
Foreign currency translation gain	—	—	—	—	—	743	—	743
Balance, December 31, 2020	—	—	33,499,953	3	364,248	599	(153,932)	210,918
Common stock issued upon exercise of options	—	—	186,633	—	1,595	—	—	1,595
Issuance of common stock for vesting of restricted stock units	—	—	851,741	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	—	—	(268,867)	—	(13,945)	—	—	(13,945)
Issuance of common stock under cashless warrant exercise	—	—	418,633	—	—	—	—	—
Issuance of common stock under investor warrant exercise	—	—	3,367,647	—	56,778	—	—	56,778
Issuance of common stock in connection with follow-on public offering, net of offering costs of $16,303	—	—	5,526,861	1	309,781	—	—	309,782
Issuance of common stock in connection with business combinations	—	—	1,035,756	—	53,611	—	—	53,611
Stock-based compensation expense	—	—	—	—	5,006	—	—	5,006
Net income	—	—	—	—	—	—	13,416	13,416
Foreign currency translation loss	—	—	—	—	—	(1,981)	—	(1,981)
Balance, December 31, 2021	—	$—	44,618,357	$4	$777,074	$(1,382)	$(140,516)	$635,180
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$13,416	$(7,273)	$(40,083)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	14,934	6,779	6,995
Stock-based compensation expense	5,006	8,895	208
Non-cash operating lease expense	5,660	3,469	3,650
Impairment charges	—	—	5,390
Interest expense capitalized to principal of long-term debt	—	20	9,644
Change in fair value of contingent consideration	(2,610)	—	—
Payment of interest capitalized to principal of long-term debt	—	(13,901)	(2,360)
Deferred income tax (benefit) expense	(20,996)	52	(718)
Other	2,455	955	3,391
Changes in assets and liabilities:
Accounts receivable	(1,926)	(6,329)	(620)
Inventories	(46,849)	(36,859)	2,725
Prepaid expenses and other current assets	2,761	(7,733)	(9)
Other assets	(1,781)	24	494
Accounts payable	(7,223)	4,795	(1,199)
Accrued expenses and other current liabilities	(3,238)	5,900	2,364
Lease liabilities	(4,676)	(3,126)	(3,297)
Other long-term liabilities	—	(493)	123
Net cash used in operating activities	(45,067)	(44,825)	(13,302)
Investing activities
Business combinations, net of cash and cash equivalents	(462,172)	—	—
Purchases of property and equipment	(5,402)	(1,447)	(768)
Issuance of notes receivable	—	—	(3,050)
Proceeds from notes receivable	—	2,000	—
Other	(610)	(7)	—
Net cash (used in) provided by investing activities	(468,184)	546	(3,818)
			Continued

Hydrofarm Holdings Group, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Years ended December 31,
	2021	2020	2019
Financing activities
Proceeds from issuance of common stock upon follow-on public offering, net of offering costs	309,782	—	—
Proceeds from issuance of term loan, net of discount and issuance costs	119,879	—	—
Borrowings under revolving credit facilities	142,628	305,965	256,862
Repayments of PPP loan, long-term debt and revolving credit facilities	(143,003)	(404,021)	(256,785)
Proceeds from exercises of investor warrants	56,778	—	—
Payment of withholding tax related to restricted stock units	(20,025)	—	—
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	182,419	—
Proceeds from issuance of Series A Convertible Preferred Stock, net of issuance costs	—	3,792	14,165
Payments of Series A Preferred stock cumulative dividend upon initial public offering	—	(2,597)	—
Borrowings from PPP Loan	—	3,274	—
Other	(1,332)	(687)	5,658
Net cash provided by financing activities	464,707	88,145	19,900
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(27)	232	2,154
Net (decrease) increase in cash, cash equivalents and restricted cash	(48,571)	44,098	4,934
Cash, cash equivalents and restricted cash at beginning of year	76,955	32,857	27,923
Cash, cash equivalents and restricted cash at end of year	$28,384	76,955	32,857

Non-cash investing and financing activities
Issuance of common stock as consideration in connection with business combinations	$53,611	$—	$—
Increase in accrued expenses and other current liabilities for contingent consideration	19,644	—	—
Right-of-use assets acquired under operating lease obligation	22,873	3,166	—
Conversion of Series A Convertible Preferred Stock to common stock	—	25,594	—
Shares repurchased for withholding tax on restricted stock units	9	6,089	—
Issuance of Series A Convertible Preferred Stock upon conversion of debt and accrued interest	—	—	7,637
Receivable related to issuance of Series A Convertible Preferred Stock	—	—	1,450
Supplemental information
Cash paid for interest	1,621	23,142	5,492
Cash paid for income taxes	1,963	94	63
			Concluded

The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. DESCRIPTION OF THE BUSINESS
Description of the business
Hydrofarm Holdings Group, Inc. and its subsidiaries (collectively, the “Company”) was formed in May 2017 under the laws of the state of Delaware to acquire and continue the business of Hydrofarm, LLC established in 1977. The Company is a leading independent manufacturer and distributor of CEA equipment and supplies, including a broad portfolio of proprietary branded products. Products offered include agricultural lighting devices, indoor climate control equipment, hydroponics and nutrients, and plant additives used to grow, farm and cultivate cannabis, flowers, fruits, plants, vegetables, grains and herbs in controlled environment settings that allow end users to control key farming variables including temperature, humidity, CO2, light intensity and color, nutrient concentration and pH.
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
Initial public offering
On December 14, 2020, the Company closed its initial public offering (“IPO”) under a registration statement effective December 9, 2020, in which it issued and sold 9,966,667 shares of its common stock, including the full exercise by the underwriters of their option to purchase 1,300,000 additional shares of common stock. The public offering price was $20.00 per share. The Company received net proceeds of $182,271 from the IPO after deducting underwriting discounts and commissions and offering expenses, of which $148 of offering expenses were paid in 2021.
Follow-on public offering
On May 3, 2021, the Company closed its follow-on public offering ("follow-on offering") under a registration statement effective April 28, 2021, in which it issued and sold 5,526,861 shares of its common stock, including the full exercise by the underwriters of their option to purchase 720,894 additional shares of common stock. The public offering price was $59.00 per share. The Company received net proceeds of $309,782 from the follow-on offering after deducting underwriting discounts and commissions and offering expenses.
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
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are reasonable under the

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
circumstances. Actual results may differ from these estimates. On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information available.
Business combinations
Acquisitions of businesses are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition date fair values of the assets transferred, liabilities incurred to the former owners of the acquiree and the equity interests issued in exchange for control of the acquiree. Acquisition-related costs are recognized as selling, general and administrative expenses in the periods in which the costs are incurred and services are received.
When the consideration transferred in a business combination includes assets or liabilities resulting from a contingent consideration arrangement, the contingent consideration is measured at its acquisition date fair value and included as part of the consideration transferred in a business combination. Contingent consideration is established for business acquisitions where the Company has the obligation to transfer additional assets or equity interests to the former owners if specified future events occur or conditions are met. Contingent consideration is classified as a liability when the obligation requires settlement in cash or other assets and is classified as equity when the obligation requires settlement in the Company's own equity instruments. Changes in the fair value of the contingent consideration that qualify as measurement period adjustments are adjusted retrospectively, with a corresponding adjustment to goodwill. Measurement period adjustments are adjustments that arise from additional information obtained during the measurement period (which cannot exceed one year from the acquisition date) about facts and circumstances that existed at the acquisition date. All other subsequent changes in the fair value of contingent consideration classified as an asset or liability are included in selling, general and administrative expenses in the period. Changes in the fair value of contingent consideration classified as equity are not recognized.
For a given acquisition, the Company may identify certain pre-acquisition contingencies as of the acquisition date and may extend its review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess these contingencies as part of acquisition accounting, as applicable.
Goodwill is measured as the excess of the sum of the consideration transferred, the amount of any non‑controlling interests in the acquiree, and the fair value of the acquirer’s previously held equity interest in the acquiree (if any) over the net of the acquisition‑date fair value amounts of the identifiable assets acquired and the liabilities assumed.
If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Company reports provisional amounts for the items for which the accounting is incomplete. Those provisional amounts are adjusted during the measurement period, or additional assets or liabilities are recognized, to reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that time. Upon conclusion of the measurement period or final determination of the net assets acquired, whichever comes first, any subsequent adjustments are recorded to net income (loss).
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
Entity-wide information
Sales to external customers and property, plant and equipment, net and operating lease right-of-use assets in the United States and Canada, determined by the location of the subsidiaries, were as follows:

	Years ended December 31,
	2021	2020	2019
United States	$399,749	$287,884	$194,618
Canada	87,281	58,079	44,515
Intersegment eliminations	(7,610)	(3,758)	(4,022)
Total consolidated net sales	$479,420	$342,205	$235,111

	December 31,
	2021	2020
United States	$85,167	$19,025
Canada	10,551	3,252
Total property, plant and equipment, net and operating lease right-of-use assets	$95,718	$22,277
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
Accounts receivable, which are unsecured except those that are backed by personal guarantees, expose the Company to credit risks such as collectability and business risks such as customer concentrations. Exposure to losses on receivables is principally dependent on each customer’s financial condition. Credit risk is mitigated by investigating the credit worthiness of most customers prior to establishing relationships with them and performing periodic review of the credit activities of those customers. Receivables arising from sales are not collateralized; however, credit risk is somewhat mitigated as a result of the large diverse customer base. No customer accounted for more than 10% of revenues in 2021, 2020, and 2019. No customer accounted for more than 10% of accounts receivable in 2021. One customer accounted for 11% of accounts receivable as of December 31, 2020 and another customer accounted for 11% of accounts receivable as of December 31, 2019. One supplier accounted for 10% of purchases in 2021 and another supplier accounted for 10% of purchases in 2019. No supplier accounted for more than 10% of purchases in 2020.

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
Foreign currency matters
The Company reports its financial results in United States dollars, which is the currency of the primary economic environment in which it operates. The functional currency for each of the Company’s foreign subsidiaries is generally its local currency. Monetary assets and liabilities, and transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate in effect at the end of each period. Foreign currency transaction gains and losses are included in the determination of net income (loss) and classified as other (expense) income, net in the consolidated statements of operations. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the end of each period. Revenues, expenses, gains and losses are translated at the average rates of exchange prevailing during the period. Accumulated deficit and other equity accounts are translated at historical rates. Translation gains and losses are included in accumulated other comprehensive (loss) income within stockholders’ equity.
The effect of currency translation adjustments on cash, cash equivalents and restricted cash is presented separately in the consolidated statements of cash flows.
Cash, cash equivalents and restricted cash
Cash includes funds deposited in banks. Cash equivalents include highly liquid investments such as term deposits and money market instruments with original maturities of three months or less. As of December 31, 2021, and 2020, amounts included in restricted cash represent those funds required to be set aside as security for letters of credits, and other various contractual arrangements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows:

	December 31,
	2021	2020
Cash and cash equivalents	$26,607	$75,178
Restricted cash	1,777	1,777
Cash and cash equivalents, and restricted cash	$28,384	$76,955
As of December 31, 2019, cash and cash equivalents and restricted cash were $22,866 and $9,991, respectively, for total cash, cash equivalents, and restricted cash as of $32,857.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Accounts receivable, net
Accounts receivable, net represents amounts due from customers less the allowance for doubtful accounts.
Allowance for doubtful accounts reflects the Company’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. The allowance is determined based on a combination of factors, including, but not limited to the age of the account, the credit worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance for doubtful accounts.
Inventories
Inventories consist of manufactured goods, goods acquired for resale, and materials consumed in business operations. Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. The Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about future demand and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold. If inventory is sold, any related reserves would be reversed in the period of sale.
Leases
Leases are accounted for under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 842, Leases. At inception of a contract, the Company determines whether that contract is or contains a lease. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Leases are then classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations.
Right-of-use assets ("ROU") represent the right to use an underlying asset for the lease term while lease liabilities represent the obligation to make lease payments arising from a lease, measured on a discount basis. All leases greater than 12 months result in the recognition of a ROU and a lease liability at the lease commencement date based on the present value of the lease payments over the lease term. The present value of the lease payments is calculated using the applicable weighted-average discount rate. The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, the applicable incremental borrowing rate is estimated. The incremental borrowing rate is estimated using the currency denomination of the lease, the contractual lease term and the Company’s applicable borrowing rate. To determine the incremental borrowing rate, reference is made to interest rates that would be available to finance assets similar to the assets under lease in their related geographical location.
The Company accounts for lease components separately from non-lease components, other than for office equipment. The Company has certain leases that include one or more options to renew with renewal terms that can extend the lease term. The exercise of the lease renewal options is at the Company’s discretion. A lease renewal option is included in the determination of the ROU asset and lease liability when the option is reasonably certain of being exercised.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Property, plant and equipment
Property, plant and equipment ("PP&E") is recorded at cost less accumulated depreciation, depletion and amortization. PP&E assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
Property, plant and equipment excluding leasehold improvements and peat bogs and related development are depreciated using the straight-line method. Leasehold improvements are amortized using the straight-line method. The following table summarizes the estimated useful lives as follows:

Buildings and improvements	10 - 40 years
Machinery and equipment	5 - 15 years
Leasehold improvements	Lesser of useful life or term of the lease
Computer equipment	3 - 4 years
Furniture and fixtures	5 years
Peat bogs and related development costs are depleted using the units of production method over the total expected volume of the peat bogs.
Intangible assets and goodwill
Definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives. Certain trademarks and trade names are considered to have indefinite useful lives. Intangible assets with finite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
The following are the estimated useful lives for the major classes of definite-lived intangible assets:

Computer software	5 years
Customer relationships	10 to 20 years
Technology and formulations & recipes	10 to 18 years
Goodwill represents the excess of the acquisition price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed in a business combination less any subsequent write-downs for impairment. Goodwill is tested for impairment on an annual basis in the fourth quarter and more frequently if indicators of potential impairment exist. Impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results. The Company has determined that its reporting units for the purpose of goodwill impairment testing are the United States and Canada.
Goodwill impairment reviews include performing either an initial qualitative or quantitative evaluation for each of the reporting units. Several methods may be used to estimate a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the excess is charged to earnings as an impairment loss. Intangible assets with indefinite lives are also tested for impairment at least annually and when events or changes in circumstances indicate that, more-likely-than-not, the asset is impaired. Significant judgment is required in estimating fair values and performing goodwill and indefinite-lived intangible asset impairment tests.

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
Revenue recognition
ASC 606, Revenue from Contracts with Customers, requires that revenue recognized from contracts with customers be disaggregated into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company has determined that revenue is generated from one category, which is the distribution and manufacture of controlled environment agriculture equipment and supplies.
Revenue is recognized as control of promised goods is transferred to customers which generally occurs upon receipt at customers’ locations determined by the specific terms of the contract. Arrangements generally have a single performance obligation and revenue is reported net of variable consideration which includes applicable volume rebates, cash discounts and sales returns and allowances. Variable consideration is estimated and recorded at the time of sale; these allowances and accruals are not material to the financial statements.
The amount billed to customers for shipping and handling costs included in net sales was $8,050, $4,314, and $2,790 in 2021, 2020, and 2019, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits are reported within accounts payable in the consolidated balance sheets, totaled $18,273 and $1,079 as of December 31, 2021 and 2020, respectively. There are no significant financing components. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
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
Stock-based compensation
The Company accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP, which requires compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. The Company accounts for forfeiture when they occur and any compensation expense previously recognized on unvested shares will be reversed when forfeited.
Service-based awards
The Company records stock-based compensation expense for restricted stock units (“RSUs”) and service-based stock options on a straight-line basis over the requisite service period.
The fair value of grants of restricted stock is based on the fair value of the common stock underlying the award. The fair value of the underlying common stock for RSUs prior to the Company’s IPO in December 2020 was determined by considering a number of objective, subjective and highly complex factors including independent third-party valuations of the Company’s common stock, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook among other factors. For 2021, the fair value of the underlying common stock for RSUs is the closing date price of the Company's common stock at the grant-date.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The fair value of option-based awards is estimated using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions. For inputs into the Black-Scholes model, the expected stock price volatility for the common stock is estimated by taking the average historic price volatility of the Company's common stock or industry peers equivalent. Industry peers consist of several public companies in the Company’s industry which are of similar size, complexity and stage of development. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The Company has elected to use the “simplified method” to determine the expected term which is the midpoint between the vesting date and the end of the contractual term because it has insufficient history upon which to base an assumption about the term. The expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividends on its common stock.
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
To estimate the fair value of the award granted in 2020 with the market-based condition, the “Monte Carlo Simulation Method” ("MCSM") was used which assesses the likelihood of vesting of the RSU grants based on the probability of both a triggering event and qualifying traded share price within the specified time frame. The resulting risk-adjusted probability was then applied to the underlying fair value of common stock incorporating scenarios under which various performance conditions and share price outcomes were modeled over the course of numerous iterations. Key assumptions in the MSCM included volatility, time horizon corresponding to the vesting measurement period of the award forecasted based on daily trading prices, risk free rate, and number of simulation trials.
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
Deferred income tax assets are recognized only to the extent that management determines that it is more-likely-than-not that the deferred income tax assets will be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The income tax expense or benefit is the income tax payable or recoverable for the year plus or minus the change in deferred income tax assets and liabilities during the year.
The Company will establish a liability for tax return positions when there is uncertainty as to whether the position will ultimately be sustained. Amounts for uncertain tax positions will be adjusted when new information becomes available or when positions are effectively settled. The Company will recognize interest expense and penalties related to these unrecognized tax benefits within income tax expense. U.S. GAAP provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
appeals or litigation processes, based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority.
Recently issued accounting pronouncements
Adopted in 2021
In October 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-10, Codification Improvements. The amendments improve the codification by having all disclosure-related guidance available in the disclosure sections of the codification. Prior to this ASU, various disclosure requirements or options to present information on the face of the financial statements or as a note to the financial statements were not included in the appropriate disclosure sections of the codification. The codification improvements also contain various other minor amendments to the codification that are not expected to have a significant effect on current accounting practice. The amendments are effective for annual periods beginning after December 15, 2020 and early adoption is permitted. The Company adopted the standard effective January 1, 2021 with no impact on the consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The amendments are effective for fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company early adopted the standard effective January 1, 2021 with no impact on the consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company early adopted the standard effective October 1, 2021 with no impact on the consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU introduces a new credit loss methodology, Current Expected Credit Losses (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Since its original issuance in 2016, the FASB has issued several updates to the original ASU. The Company recognizes an allowance for credit losses for financial assets carried at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term) which includes consideration of prepayments and based on our expectation as of the balance sheet date. The Company adopted the standard effective October 1, 2021 with no impact on the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. BUSINESS COMBINATIONS
Heavy 16 Acquisition
On May 3, 2021, the Company acquired 100% of the issued and outstanding membership interests of Field 16, LLC ("Heavy 16"), a manufacturer and supplier of branded plant nutritional products. As a result of the acquisition, the Company is broadening its proprietary branded offering into the plant nutrients category complementing other product offerings. The preliminary acquisition fair value of the consideration transferred for Heavy 16 was $77,367, consisting of $60,287 in cash, $16,736 of the Company's common stock and $344 contingent consideration. The fair value of the common stock issued was determined based on the closing market price of the Company's common stock on the acquisition date. The financial results of Heavy 16 are included in the U.S. operating segment since the acquisition date.
Pursuant to the purchase agreement, the Company may pay up to an additional $2,500 of contingent consideration based on $200 for each $1,000 above a $21,000 threshold for net sales in calendar year 2021. As a result, the Company recorded a liability for contingent consideration at its estimated fair value of $344 as of the acquisition date in the consolidated balance sheets. The contingent consideration was estimated using a Black-Scholes valuation model, which utilized Level 3 inputs as defined in ASC 820 - Fair Value Measurements, including estimated financial forecasts. The key assumptions in applying the valuation model were as follows: a 10% required revenue metric risk premium and 0.33% discount periods. The contingent consideration was divided into thirteen standalone option calculations and utilized the same expected value of revenue which was calculated by discounting forecasted sales, by the revenue return metric, and adding year-to-date net sales.
The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved with changes in fair value being recognized within selling, general and administrative expense in the consolidated statements of operations. As of December 31, 2021, contingent consideration of $200 was calculated utilizing actual net sales for the full year ended December 31, 2021 and was included in accrued expenses and other current liabilities in the consolidated balance sheets. The contingent consideration is expected to be paid in April 2022.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The following table sets forth the components and preliminary allocation of the purchase price for the Company's acquisition of Heavy 16:

Components of Purchase Price:	Amount
Cash	$60,287
Common stock	16,736
Contingent consideration	344
Total purchase price	$77,367

Acquisition-related costs	$2,885

Allocation of Purchase Price:
Identifiable assets (liabilities)
Accounts receivable	$510
Inventories	1,451
Prepaid expenses and other current assets	34
Property and equipment	1,078
Operating lease right-of-use assets	1,088
Other assets	25
Accounts payable	(1,055)
Accrued expenses and other current liabilities	(226)
Current portion of lease liabilities	(274)
Long-term lease liabilities	(868)
Net tangible assets	1,763
Identifiable intangible assets
Other intangible assets	200
Customer relationships	5,100
Trademarks and trade names	18,500
Technology and formulations & recipes	33,600
Total identifiable intangible assets	57,400
Goodwill	18,204
Total purchase price allocation	$77,367
The Company has obtained a preliminary third-party valuation report of certain tangible and identifiable intangible assets and is in the process of reviewing and evaluating the information. The primary area that remains preliminary relates to the fair value of all identifiable intangible assets acquired
Goodwill arose on the acquisition of Heavy 16 because the consideration paid for the combination effectively included amounts in relation to the benefit of expected synergies, revenue growth, future market development and the assembled workforce. These benefits are not recognized separately from goodwill and they do not meet the recognition criteria for identifiable intangible assets. The amount of goodwill is fully deductible for U.S. tax purposes.
The customer relationships and technology and formulations & recipes were assigned estimated useful lives of 18 years. The trademarks and trade names are considered to have indefinite useful lives.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
House & Garden Acquisition
On June 1, 2021, the Company acquired 100% of the issued and outstanding shares of capital stock of House & Garden, Inc. (“HG”), Humboldt Wholesale, Inc. (“HW”), Allied Imports & Logistics, Inc. (“Allied”), South Coast Horticultural Supply, Inc. (“SC” and, together with HG, HW and Allied, the “H&G Entities”), a manufacturer and distributor of plant nutrients and fertilizers to domestic and various international markets. As a result of the acquisition, the Company is further broadening its proprietary branded offering into the plant nutrients category complementing other product offerings. The preliminary acquisition date fair value of the consideration transferred for the H&G Entities was $133,483 in cash. The financial results of the H&G Entities are included in the U.S. operating segment since the acquisition date.
The following table sets forth the components and the preliminary allocation of the purchase price for the Company's acquisition of the H&G Entities:

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Component of Purchase Price:	Amount
Cash	$133,483
Total purchase price	$133,483

Acquisition-related costs	$4,908

Allocation of Purchase Price:
Identifiable assets (liabilities)
Accounts receivable	$3,308
Inventories	6,559
Prepaid expenses and other current assets	493
Property and equipment	358
Operating lease right-of-use assets	1,921
Other assets	213
Accounts payable	(1,320)
Accrued expenses and other current liabilities	(519)
Current portion of lease liabilities	(447)
Long-term deferred tax liabilities	(25,589)
Long-term lease liabilities	(1,501)
Net tangible assets	(16,524)
Identifiable intangible assets
Other intangible assets	200
Customer relationships	12,500
Trademarks and trade names	31,400
Technology and formulations & recipes	56,200
Total identifiable intangible assets	100,300
Goodwill	49,707
Total purchase price allocation	$133,483
The Company has obtained a preliminary third-party valuation report of certain tangible and identifiable intangible assets and is in the process of reviewing and evaluating the information. The primary area that remains preliminary relates to the fair value of all identifiable intangible assets acquired
Goodwill arose on the acquisition of the H&G Entities because the consideration paid for the combination effectively included amounts in relation to the benefit of expected synergies, revenue growth, future market development and the assembled workforce. These benefits are not recognized separately from goodwill and they do not meet the recognition criteria for identifiable intangible assets. The amount of goodwill is not deductible for U.S. tax purposes.
The customer relationships and technology and formulations & recipes were assigned estimated useful lives of 18 years. The trademarks and trade names are considered to have indefinite useful lives. As part of the share acquisition of the H&G Entities, the Company allocated a significant value of the acquisition to identified intangible assets that are not deductible for U.S. tax purposes. Therefore, a deferred tax liability arose providing an additional source of taxable income to support the realization of pre-existing deferred tax assets.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Aurora Acquisition
On July 1, 2021, the Company acquired 100% of the issued and outstanding membership interests of Gotham Properties LLC (“Gotham Properties”), Aurora Innovations LLC (“Aurora Innovations”), Aurora International LLC (“Aurora International” and, together with Gotham Properties and Aurora Innovations, “Aurora”), a manufacturer of plant fertility product lines. As a result of the acquisition, the Company is further broadening its proprietary branded offering into the plant nutrients and grow media category complementing other product offerings. The preliminary acquisition fair value of the consideration transferred for Aurora was $178,871, consisting of $134,961 in cash, $25,824 of the Company's common stock, $19,300 contingent consideration, less $999 escrow receivable, $215 forgiveness of accounts payable. The fair value of the common stock issued was determined based on the closing market price of the Company's common stock on the acquisition date. The forgiveness of accounts payable represents an effective settlement of a preexisting relationship between the parties. The financial results of Aurora are included in the U.S. operating segment since the acquisition date.
Pursuant to the purchase agreement, the Company may pay a maximum contingent consideration equal to $70,997. To the extent 2021 EBITDA of Aurora exceeded $15,556, the excess was multiplied by eleven to determine contingent consideration. As a result, the Company recorded a liability for contingent consideration at its estimated fair value of $19,300 as of the acquisition date in the consolidated balance sheets. The contingent consideration was estimated using the discounted cash flow method, which estimated the incremental EBITDA based on the Company's forecasted 2021 EBITDA of Aurora as of the acquisition date, discounted to a present value as of the acquisition date using a discount rate of 15%. That measure was based on significant inputs that were not observable in the market, which ASC 820 - Fair Value Measurements refers to as a Level 3 input.
The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved with changes in fair value being recognized within selling, general and administrative expense in the consolidated statements of operations. As of December 31, 2021, contingent consideration of $16,834 was calculated utilizing actual 2021 EBITDA for the full year ended December 31, 2021 and was included in accrued expenses and other current liabilities in the consolidated balance sheets. The contingent consideration and is expected to be paid in April 2022.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The following table sets forth the components and the preliminary allocation of the purchase price for the Company's acquisition of Aurora:

Components of Purchase Price:	Amount
Cash	$134,961
Common stock	25,824
Contingent consideration	19,300
Forgiveness of accounts payable	(215)
Escrow receivable	(999)
Total purchase price	$178,871

Acquisition-related costs	$6,698

Allocation of Purchase Price:
Identifiable assets (liabilities)
Accounts receivable	$6,967
Inventories	11,086
Prepaid expenses and other current assets	1,086
Property, plant and equipment	37,991
Accounts payable	(4,360)
Accrued expenses and other current liabilities	(804)
Other long-term liabilities	(3,852)
Net tangible assets	$48,114
Identifiable intangible assets
Other intangible assets	824
Customer relationships	6,400
Trademarks and trade names	59,100
Technology and formulations & recipes	18,000
Total identifiable intangible assets	84,324
Goodwill	46,433
Total purchase price allocation	$178,871
The Company has obtained a preliminary third-party valuation report of tangible and identifiable intangible assets and is in the process of reviewing and evaluating the information. Accordingly, the preliminary purchase price allocation is subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The amount of goodwill is fully deductible for U.S. tax purposes.
Goodwill arose on the acquisition of Aurora because the consideration paid for the combination effectively included amounts in relation to the benefit of expected synergies, revenue growth, future market development and the assembled workforce. These benefits are not recognized separately from goodwill and they do not meet the recognition criteria for identifiable intangible assets.
The customer relationships and technology and formulations & recipes were assigned estimated useful lives of 16 and 18 years, respectively. The trademarks and trade names are considered to have indefinite useful lives.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Greenstar/Grotek Acquisition
On August 3, 2021, the Company acquired 100% of the issued and outstanding shares of Greenstar Plant Products Inc., (“Greenstar”), a manufacturer of horticultural products and solutions for global, domestic and commercial use. As a result of the acquisition, the Company is further broadening its proprietary branded offering into the plant nutrients and grow media category complementing other product offerings. The preliminary acquisition fair value of the consideration transferred for Greenstar was $83,520, consisting of $85,121 in cash, less $1,601 forgiveness of accounts payable, net, and obligations due under a distribution agreement. The forgiveness of accounts payable, net, and obligations due under a distribution agreement represent an effective settlement of a preexisting relationship between the parties. The financial results of Greenstar are included in the Canada operating segment since the acquisition date.
The following table sets forth the components and the preliminary allocation of the purchase price for the Company's acquisition of Greenstar:

Components of Purchase Price:	Amount
Cash	$85,121
Forgiveness of accounts payable, net, and obligations due under a distribution agreement	(1,601)
Total purchase price	$83,520

Acquisition-related costs	$3,451

Allocation of Purchase Price:
Identifiable assets (liabilities)
Accounts receivable	$982
Inventories	8,728
Prepaid expenses and other current assets	447
Property and equipment	1,717
Operating lease right-of-use assets	2,736
Other assets	176
Accounts payable	(777)
Accrued expenses and other current liabilities	(1,421)
Current portion of lease liabilities	(624)
Long-term lease liabilities	(1,836)
Net tangible assets	10,128
Identifiable intangible assets
Other intangible assets	383
Customer relationships	18,100
Trademarks and trade names	9,100
Technology and formulations & recipes	2,800
Total identifiable intangible assets	30,383
Goodwill	43,009
Total purchase price allocation	$83,520

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The Company has obtained a preliminary third-party valuation report of certain tangible and identifiable intangible assets and is in the process of reviewing and evaluating the information. The primary area that remains preliminary relates to the fair value of all identifiable intangible assets acquired. Accordingly, the preliminary purchase price allocation is subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The amount of goodwill is not deductible for U.S. tax purposes, but it is partially deductible for Canadian tax purposes.
The customer relationships and technology and formulations & recipes were assigned estimated useful lives of 18 years. The trademarks and trade names are considered to have indefinite useful lives.
Innovative Growers Equipment, Inc. Acquisition
On November 1, 2021, the Company acquired 100% of the issued and outstanding shares of Innovative Growers Equipment, Inc., an Illinois corporation (“IGE”), Innovative AG Installation, Inc., an Illinois corporation (“IAG”), Innovative Racking Systems, Inc., an Illinois corporation (“IRS”), and Innovative Shipping Solutions, Inc., an Illinois corporation (“ISS” and, together with IGE, IAG, IRS, and their respective subsidiaries, the “IGE Entities”), a manufacturer of horticulture benches, racking and LED lighting systems which complement the Company’s existing lineup of high performance, proprietary branded products. The preliminary acquisition fair value of the consideration transferred for the IGE Entities was $60,093, consisting of $48,320 in cash, $11,051 of the Company's common stock, and $722 forgiveness of a contract asset. The fair value of the common stock issued was determined based on the closing market price of the Company's common stock on the acquisition date. The forgiveness of contract asset represents an effective settlement of a preexisting relationship between the parties. The financial results of the IGE Entities are included in the U.S. operating segment since the acquisition date.
The following table sets forth the components and the preliminary allocation of the purchase price for the Company's acquisition of the IGE Entities:

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Component of Purchase Price:	Amount
Cash	$48,320
Common stock	11,051
Forgiveness of contract asset	722
Total purchase price	$60,093

Acquisition-related costs	$1,417

Allocation of Purchase Price:
Identifiable assets (liabilities)
Accounts receivable	$4,424
Inventories	27,017
Prepaid expenses and other current assets	466
Property and equipment	3,907
Operating lease right-of-use assets	3,998
Accounts payable	(21,912)
Accrued expenses and other current liabilities	(559)
Current portion of lease liabilities	(813)
Current portion of long-term debt	(478)
Long-term lease liabilities	(3,185)
Long-term debt	(1,459)
Net tangible assets	11,406
Goodwill	48,687
Total purchase price allocation	$60,093
The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the provisional measurement of goodwill is subject to change. The amount of goodwill is not deductible for U.S. tax purposes.
Supplemental Disclosure of Financial Results
The following represents the unaudited consolidated statements of operations as if the acquisitions had been included in the consolidated results of the Company for the entire periods presented below. Management considers these estimates to represent an approximate measure of the performance of the combined Company (in millions):

	Years ended December 31,
	2021	2020
Net sales	$596	$492
Net income (loss)	$79	$(11)
These amounts have been calculated after applying the Company's accounting policies and adjusting the results of the acquisitions to reflect the additional amortization of intangibles and the purchase price adjustments as if they had been applied on January 1, 2020. The supplemental net income for the year ended December 31, 2021 were adjusted to exclude the acquisition-related and integration costs incurred in connection with the acquisitions. Accordingly, the 2020 supplemental net income was adjusted to include these charges. For the tax effects of the net income adjustments, the Company factored in its net operating loss carryforwards.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Since the acquisition date, the estimated net sales and net income of these acquisitions are as follows (in millions):

Year ended December 31,
2021
Net sales	$76
Net income	$14
The Company is in the process of integrating the operations of these acquisitions into Hydrofarm, LLC and its subsidiaries and their existing functions (e.g., sales, supply chain, marketing, etc.). Accordingly, the net sales and net income of these acquisitions represent an approximation.
4. GOODWILL AND INTANGIBLE ASSETS, NET
As of December 31, 2021, the Company completed the acquisitions of Heavy 16, the H&G Entities, Aurora, Greenstar and the IGE Entities (see Note 3 - Business Combinations).
Goodwill
The changes in goodwill are as follows:

December 31, 2021
Balance at beginning of year	$—
Acquisition - Heavy 16	18,204
Acquisition - H&G Entities	49,707
Acquisition - Aurora	46,433
Acquisition - Greenstar	43,009
Acquisition - IGE Entities	48,687
Foreign currency translation adjustments, net	(1,172)
Balance at end of year	$204,868

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Intangible Assets, net
Intangible assets, net comprised the following:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$8,814	$(7,208)	$1,606	$7,775	$(5,640)	$2,135
Customer relationship (1)	101,222	(16,517)	84,705	59,375	(12,010)	47,365
Technology and formulations & recipes (1)	110,561	(3,630)	106,931	—	—	—
Other (1)	2,428	(1,744)	684	1,156	(1,156)	—
Total finite-lived intangible assets, net	223,025	(29,099)	193,926	68,306	(18,806)	49,500
Indefinite-lived intangible asset:
Trade names (1)	120,773	—	120,773	2,801	—	2,801
Other	120	—	120	120	—	120
Total Intangible assets, net	$343,918	$(29,099)	$314,819	$71,227	$(18,806)	$52,421
(1) Includes the intangible assets acquired from Heavy 16, the H&G Entities and Greenstar. See Note 3 - Business Combinations.
Amortization expense was $10,354, $5,154 and $5,307 for the years ended December 31, 2021, 2020 and 2019, respectively.
For intangible assets subject to amortization, the weighted-average amortization period as of December 31, 2021 for computer software, customer relationships, and technology and formulations & recipes was 5.0 years, 18.0 years, and 18.0 years, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as December 31, 2021 is summarized below:

Estimated Future Amortization Expense
Year ending December 31,
2022	$12,871
2023	12,246
2024	12,181
2025	12,069
Thereafter	144,559
Total	$193,926

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
Net income (loss) per share attributable to common stockholders
The following table presents information necessary to calculate basic and diluted EPS for the years ended December 31, 2021, 2020 and 2019:

	Years ended December 31,
	2021	2020	2019
Net income (loss)	$13,416	$(7,273)	$(40,083)
Cumulative dividends allocated to Series A Convertible Preferred Stock	—	(2,597)	—
Net income (loss) available for distribution	13,416	(9,870)	(40,083)
Less: Undistributed earnings allocable to participating securities	—	—	—
Basic and diluted net income (loss) attributable to common stockholders	$13,416	$(9,870)	$(40,083)
Less: Effect on net income (loss) of dilutive securities using the “if converted” method	—	—	—
Diluted net income (loss) attributable to common stockholders after adjustment for assumed conversions	$13,416	$(9,870)	$(40,083)
Weighted-average shares of common stock outstanding for basic net income (loss) per share attributable to common stockholders	39,991,809	21,298,849	20,688,439
Dilutive effect of warrants using the treasury stock method	1,395,393	—	—
Dilutive effect of restricted stock units using the treasury stock method	1,068,984	—	—
Dilutive effect of stock options using the treasury stock method	533,009	—	—
Weighted-average shares of common stock outstanding for diluted net income per share attributable to common stockholders	42,989,195	21,298,849	20,688,439
Basic net income (loss) per share attributable to common stockholders	$0.34	$(0.46)	$(1.94)
Diluted net income (loss) per share attributable to common stockholders	$0.31	$(0.46)	$(1.94)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential common shares as their inclusion would have an anti-dilutive effect on diluted EPS attributable to common stockholders:

	Years ended December 31,
	2021	2020	2019
Shares subject to warrants outstanding	17,817	3,886,191	3,886,191
Shares subject to unvested restricted stock units with performance and/or time-based vesting conditions	—	1,857,444	1,820,598
Shares subject to unvested restricted stock units with time-based vesting conditions	71,871	—	—
Shares subject to stock options outstanding	10,641	922,796	819,879
Shares of common stock subject to conversion of 7,725,045 shares Series A Convertible Preferred Stock	—	—	2,078,605
6. ACCOUNTS RECEIVABLE, NET AND INVENTORIES
Accounts receivable, net comprised the following:

	December 31,
	2021	2020
Trade accounts receivable	$35,511	$20,252
Allowance for doubtful accounts	(1,156)	(918)
Other receivables	7,129	2,292
Total accounts receivable, net	$41,484	$21,626
Inventories comprised the following:

	December 31,
	2021	2020
Finished goods	$145,298	$83,213
Work-in-process	5,967	—
Raw materials	41,399	7,837
Allowance for inventory obsolescence	(3,530)	(2,432)
Total inventories	$189,134	$88,618
The December 31, 2020 amounts for raw materials were reclassified from finished goods to separate line items to conform to the current year presentation.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
7. LEASES
The Company leases its distribution centers and certain manufacturing facilities from third parties under various non-cancelable operating lease agreements. Also, the Company leases some equipment under finance leases.
As of December 31, 2021 and 2020, no renewal option periods were included in any estimated minimum lease terms as the options were not deemed reasonably certain to be exercised.
Total ROU assets and lease liabilities were as follows:

		December 31,
	Balance Sheet Classification	2021	2020
Leased assets
Operating ROU assets	Operating lease right-of-use assets	$45,245	$18,289

Finance lease assets	Property and equipment, net	$2,365	$383

Lease liabilities
Current:
Operating leases	Current portion of lease liabilities	$7,198	$3,701
Finance leases	Current portion of long-term debt	739	159
Noncurrent:
Operating leases	Long-term lease liabilities	38,595	15,320
Finance leases	Long-term debt	1,628	223
Total lease liabilities		$48,160	$19,403
Total lease income and costs were as follows:

		For the years ended December 31,
	Classification	2021	2020	2019
Operating lease costs	Selling, general and administrative	$6,664	$4,260	$4,580
Finance lease costs:
Amortization of lease assets	Selling, general and administrative	291	257	239
Interest on lease liabilities	Interest expense	33	58	46
Gain on lease termination	Impairment, restructuring, and other	—	—	(160)
Sublease income	Selling, general and administrative	(277)	(57)	(369)
In addition to the operating lease costs above, short-term and month-to-month lease expense was $2,268, $1,406 and $1,276 for the years ended December 31, 2021, 2020, and 2019, respectively, and other costs associated with operating leases were $1,957, $1,464 and $1,496, respectively, for non-lease components such as common area maintenance and other

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
miscellaneous items. These costs were included within selling, general and administrative expenses in the consolidated statements of operations.
The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with remaining terms greater than one year as of December 31, 2021 are as follows:

Year ending December 31,	Operating	Finance
2022	$8,569	$830
2023	7,924	707
2024	7,182	582
2025	6,442	441
2026	5,031	—
Thereafter	16,300	—
Total rental payments	51,448	2,560
Less portion representing interest	5,655	193
Total principal	45,793	2,367
Less current portion	7,198	739
Long-term portion	$38,595	$1,628
The following table summarizes the weighted-average remaining lease term as of December 31, 2021, 2020 and 2019 as well as the weighted-average discount rate on long-term leases for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Weighted-average remaining lease term in years:
Operating leases	6.8	6.8	7.5
Finance leases	3.5	2.2	2.4

Weighted-average discount rate:
Operating leases	3.32%	4.26%	4.50%
Finance leases	4.62%	5.61%	7.17%

Cash paid for amounts included in lease liabilities in 2021, 2020 and 2019 were:

Cash paid for amounts included in lease liabilities:	2021	2020	2019
Operating cash flows from operating leases	$(5,675)	$(3,917)	(4,225)
Operating cash flows from finance leases	(33)	(58)	(43)
Financing cash flows from finance leases	(302)	(674)	(177)
In July 2021, the Company executed a lease for approximately 246,000 square feet of warehouse space in Surrey, British Columbia, Canada to be available upon expiration of the lease for existing space. The new lease commencing January 1, 2023 has a term of 120 months with two options to renew for an additional five years each at the greater of an amount equal to the annual rent payable for the last twelve months of the initial term or the then fair market value. There is no rent abatement. Monthly rent fee starts at approximate $230, and increases periodically to the final year when the monthly rent is $293.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
In November 2021, the Company executed a lease for approximately 109,000 square feet of warehouse in Cambridge, Ontario, Canada. The new lease commencing June 1, 2023 has a term of 120 months with two options to renew for an additional five years each at the then prevailing fair market rental value. Rent is abated for the first month. Thereafter, monthly rent starts at approximately $71, and increases periodically to the final year where the monthly rent is $92.
In January 2022, the Company executed a lease for approximately 303,000 square feet of warehouse in Shoemakersville, Pennsylvania to be available upon expiration of the lease for existing space. The new lease commencing March 1, 2022 has a term of 84 months with an option to renew for one additional period of five years at the prevailing market rate. Rent is abated for the first two months. Thereafter, monthly rent is approximately $68, and increases periodically to the final year where the monthly rent is $162.
The future minimum lease payments for executed non-cancelable operating leases not yet commenced are as follows:

Operating
Year ending December 31,
2022	$542
2023	4,624
2024	4,938
2025	5,322
2026	5,723
Thereafter	30,425
Total rental payments	$51,574
8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net comprised the following:

	December 31,
	2021	2020
Machinery and equipment	$25,177	$3,648
Building and improvements	9,510	190
Land	6,120	224
Leasehold improvements	3,207	2,068
Peat bogs and related development	8,686	—
Computer equipment	3,197	2,079
Furniture and fixtures	2,867	1,154
Gross property, plant, and equipment	58,764	9,363
Less: accumulated depreciation, depletion and amortization	(8,291)	(5,375)
Total property, plant and equipment, net	$50,473	$3,988
The table above includes the property, plant, and equipment assets acquired from Heavy 16, the H&G Entities, Aurora, Greenstar, and the IGE Entities (see Note 3 - Business Combinations).
The December 31, 2020, amounts for building and improvements, land, and computer equipment were reclassified from other to separate line items to conform to the current year presentation.
Depreciation, depletion and amortization expense related to property, plant, and equipment, net was $4,580 for the year ended December 31, 2021. Depreciation and amortization was $1,625 and $1,688 for the years ended December 31, 2020 and 2019, respectively.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	December 31,
	2021	2020
Accrued compensation and benefits	$3,713	$9,902
Freight, custom and duty accrual	2,094	2,603
Goods in transit accrual	3,473	3,845
Corporate tax accrual	729	585
Contingent consideration	17,034	—
Other accrued liabilities	6,953	4,680
Total accrued expenses and other current liabilities	$33,996	$21,615
The December 31, 2020, amounts for corporate tax accrual was reclassified from other accrued liabilities to a separate line item and the obligations due under a distribution agreement were reclassified to other accrued liabilities to conform to the current year presentation.
10. DEBT
Debt is comprised of the following:

	December 31,
	2021	2020
Term loan - net of unamortized discount & deferred financing costs of $6,025	$118,975	$—
Other	2,805	1,036
Total debt	$121,780	$1,036

Current portion of long-term debt	$2,263	$746
Long-term debt - net of discount and deferred financing costs of $6,025	119,517	290
Total debt	$121,780	$1,036
Term loans
Term Loan with Brightwood
In May 2017, a term loan in the aggregate principal amount of $75,000 (the “Brightwood Term Loan”) was obtained by Hydrofarm Holdings LLC and certain of its direct and indirect subsidiaries (the “Brightwood Term Loan Obligors”) from Brightwood Loan Services LLC. The Brightwood Term Loan was scheduled to mature on May 12, 2022, and was secured by substantially all non-working capital assets and a second lien on working capital assets of the Brightwood Term Loan Obligors.
Interest was calculated at LIBOR plus a margin of 700 basis points on LIBOR based loans assuming the net leverage ratio as defined was met, otherwise at LIBOR plus a margin of 850 basis points. Principal payments at an annual basis of 2.5% of the original loan amount were due quarterly. Deferred financing costs were being amortized to interest expense over the term of the loan.
The Brightwood Term Loan was subject to numerous amendments since its origination generally in connection with modifications to debt service, interest payments, interest rates, and debt covenants. Certain amendments required payments of fees. All amendments were accounted for as debt modifications.
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
The balance of the Brightwood Term Loan of $76,610 (including accrued interest) was repaid with proceeds from the IPO on December 14, 2020. A loss on debt extinguishment of $907 representing unamortized deferred financing costs was recognized at the time of repayment.
Senior Secured Term Loan
On October 25, 2021, the Company and its subsidiaries entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders, pursuant to which the Company borrowed a $125,000 senior secured term loan (“Term Loan”). The Term Loan bears interest at LIBOR (with a 1.0% floor) plus 5.50%, or an alternative base rate (with a 2.0% floor), plus 4.50%, and is subject to a call premium of 2% in year one, 1% in year two, and 0% thereafter, and matures on October 25, 2028 ("Maturity Date"). Deferred financing costs totaled $6,190 and are being amortized to interest expense over the term of the loan.
The principal amounts of the Term Loan are scheduled to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the $125,000 principal amount of the Term Loan on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) selling assets that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations.
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company. The Company may request additional term loan commitments subject to certain loan conditions.
The Company was in compliance with all reporting requirements, affirmative covenants, and negative covenants as of December 31, 2021.
For the year ended December 31, 2021, the effective interest rate was 1.36%, interest expense was $1,535, and amortization of deferred financing costs was $165.
Revolving asset-backed credit facilities
Bank of America and Encina Credit Facility
In May 2017, a credit facility (“BofA Credit facility”) was obtained by Hydrofarm Holdings LLC and certain of its direct and indirect subsidiaries (the “BofA Obligors”) from Bank of America and the lenders’ party thereto.
The BofA Credit Facility was subject to numerous amendments since its origination generally in connection with modifications to debt service, interest payments, interest rates, debt covenants, extension of due dates and the eventual payoff in July 2019. Certain amendments required payments of fees and each amendment was accounted for as a debt modification.
On July 11, 2019, the Company and certain of its direct and indirect subsidiaries (the “Encina Obligors”) entered into the Encina Credit Facility through a certain Loan and Security Agreement whereby the Encina Obligors obtained a revolving asset-based loan commitment in the maximum amount of $45,000 (inclusive of a limit of up to $15,000 of borrowings for the Canadian borrowers and a swingline facility of up to $2,000), subject to applicable borrowing base availability, through Encina Business Credit, LLC. The Encina Credit Facility was due on the earlier of July 11, 2022 or 90 days prior to the scheduled maturity date of the Brightwood Term Loan. The Encina Credit Facility was secured by working capital assets and a second lien on non-working capital assets.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Interest was calculated at LIBOR or a base rate, plus an applicable margin ranging between 3.75% to 5.50% per annum determined based on the fixed charge coverage ratio calculated over an applicable time period. A fee of 0.50% per annum was charged for available, but unused borrowings as defined. An additional 200 basis points was added to the interest rate for any period during which the loan was in default. Deferred financing costs were amortized over the term of the Encina Credit Facility.
The Encina Credit Facility was subject to numerous amendments since its origination generally in connection with modifications to available borrowings, financial covenants, permitted indebtedness and permitted capital expenditures. Certain amendments required payments of fees. All amendments were accounted for as debt modifications.
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
For the year ended December 31, 2020, the effective interest rate was 9.27%, interest expense was $2,248, and amortization of deferred financing costs was $318. The balance of the Encina Credit Facility was $0 as of December 31, 2020, which reflected a pay-down of $33,353 with proceeds from the IPO. The Encina Obligors had approximately $34,521 available to borrow under the Encina Credit Facility as of December 31, 2020. The Encina Obligors were in compliance with all debt covenants as of December 31, 2020.
The Encina Credit Facility was replaced in March 2021 by the JPMorgan Revolving Credit Facility. For the year ended December 31, 2021, the Company recognized interest expense of $82. The unamortized deferred financing costs and early termination fees totaling $680 were recognized as a loss on debt extinguishment in the consolidated statements of operations for the year ended December 31, 2021.
JPMorgan Revolving Credit Facility
On March 29, 2021, Hydrofarm Holdings Group, Inc. and certain of its direct and indirect subsidiaries (the "JPMorgan Obligors") entered into a Senior Secured Revolving Credit Facility (the "JPMorgan Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders from time to time party thereto. The JPMorgan Credit Facility is due on March 29, 2024. Deferred financing costs totaled $1,226 and are being amortized to interest expense over the term of the loan. The deferred financing costs for the JPMorgan Credit Facility are included in other assets in the consolidated balance sheets as of December 31, 2021.
The three-year JPMorgan Credit Facility had a borrowing limit of $50,000 with an option to request an increase in the revolving commitment by up to $25,000, drawn in $5,000 increments, for a total not to exceed $75,000, subject to customary condition ("Revolver").
On August 31, 2021, the JPMorgan Obligors entered into an amendment (the "First Amendment") to increase their original borrowing limit to $100,000. In connection with the First Amendment, the Company's acquired subsidiaries became party to the JPMorgan Credit Facility as either borrowers or as guarantors. The Revolver maintains an interest rate of LIBOR plus 1.95% and has a 0.0% LIBOR floor. A fee of 0.25% per annum is charged for available, but unused borrowings as defined.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
On October 25, 2021, the Company and its subsidiaries entered into a second amendment (the “Second Amendment”), with JPMorgan Chase Bank, N.A., pursuant to which the parties consented to the Term Loan and the lien priorities described above, and made certain conforming changes to the provisions of the Term Loan. All amendments in 2021 were accounted for as debt modifications.
The JPMorgan Credit Facility is secured by the Company’s assets and the assets of certain of the Company’s subsidiaries. The Company is required to maintain certain reporting requirements, affirmative covenants, negative covenants and financial covenants. The financial covenants include the maintenance of a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis.
For the year ended December 31, 2021, the effective interest rate was 4.36%, interest expense was $117, and amortization of deferred financing costs was $206. The balance of the JPMorgan Credit Facility was $0 as of December 31, 2021. The Company had approximately $83,619 available to borrow under the Revolver as of December 31, 2021.
The JPMorgan Obligors were in compliance with all debt covenants as of December 31, 2021.
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
The notes contained an automatic conversion feature triggered by a qualified financing as defined (e.g., private placement or initial public offering) of preferred stock of $5,000 or more. The number of shares into which the notes converted was based on a formula which divided outstanding principal and accrued interest by the per share price of the offering. The conditional share-settled conversion feature was deemed to be embedded derivative that did not meet the criteria to be bifurcated and carried at fair value; accordingly, all of the proceeds net of the issuance costs were allocated to the debt instrument.
In December 2019, the Company completed an offering of Series A Convertible Preferred Stock which triggered conversion of $7,532 of principal plus $105 of accrued interest into 2,182,083 shares of Series A Convertible Preferred Stock (see Note 11, Stockholders’ Equity). The total unamortized deferred financing costs was $288 and was recognized as a loss on debt extinguishment in the consolidated statements of operations in 2019.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Aggregate future principal payments
As of December 31, 2021, the aggregate future principal payments under long-term debt, excluding payments due under finance lease obligations presented in Note 7, Leases, are as follows:

Debt
Year ending December 31,
2022	$1,524
2023	1,307
2024	1,268
2025	1,270
2026	1,270
Thereafter	118,799
Total principal payments under long-term debt	$125,438
The following is a reconciliation of payment due:

	Finance lease obligations	Debt	Total
Current portion of long-term debt	$739	$1,524	$2,263
Long-term debt	1,628	123,914	125,542
Total payments due	$2,367	$125,438	$127,805

11. STOCKHOLDERS’ EQUITY
Capital stock
As of December 31, 2021, the following summarizes shares authorized, issued and outstanding:

Capital stock authorized and outstanding:	Shares authorized	Shares outstanding
Convertible preferred stock	50,000,000	—
Common stock	300,000,000	44,618,357
As of December 31, 2021, the following summarizes shares of common stock reserved for issuance:

Common stock reserved for issuance:	Shares reserved for issuance
Warrants	17,817
2020 Employee, Director, and Consultant Equity Incentive Plan	2,118,067
Restricted stock units	1,087,608
Stock options	720,549

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
The Company was entitled to redeem all of the outstanding Investor Warrants for a redemption price of $0.00033712 per Investor Warrant ("redemption price") if (i) there was an effective registration statement covering the resale of the shares of common stock underlying the Investor Warrants, and (ii) the volume-weighted average price of the Company's common stock for the twenty consecutive trading days prior to the date of the notice of redemption was at least $25.28, of which both requirements were met. Investor Warrants were exercisable at a price of $16.86 per share until July 19, 2021 (the "redemption date"). Any Investor Warrants that remained unexercised immediately after the redemption date were void and no longer exercisable, and the holders of those Investor Warrants were entitled to receive the redemption price.
Prior to the redemption date, 3,367,647 Investor Warrants were exercised, generating total gross proceeds of $56,778. The Company redeemed 1,491 Investor Warrants at the redemption price.
In connection with the private placement, the Company agreed to engage the placement agent (the "Placement Agent") as the Company's warrant solicitation agent in the event the Investor Warrants were called for Redemption. The Company agreed to pay a warrant solicitation fee to the Placement Agent equal to five percent of the amount of net cash proceeds solicited by the Placement Agent upon the exercise of certain Investor Warrants following such call for Redemption. For the year ended December 31, 2021, warrant solicitation fee expense totaled $1,949 and was included in selling, general and administrative expenses in the consolidated statements of operations.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Redemption of placement agents warrants
In connection with the private placement, placement agents were issued warrants to purchase 517,067 shares of common stock in the Company of which 172,351 shares subject to warrants are exercisable at a price of $16.86 per share and 344,716 shares subject to warrants are exercisable at a price of $8.43 per share. Placement agent warrants are exercisable in whole or in part subject to typical adjustments for anti-dilution and may be exercised on a "cashless" basis.
For the year ended December 31, 2021, 166,343 placement agent warrants were exercised on a cashless basis at a price of $16.86 per share for 129,265 shares of common stock and 332,907 placement agent warrants were exercised on as cashless basis at a price of $8.43 per share for 289,368 shares of common stock.
As of December 31, 2021, the following table summarizes the outstanding warrants:

	Number of Warrants	Exercise Price
Placement agent warrants	11,809	$8.43
Placement agent warrants	6,008	$16.86
Total	17,817	$11.27
12. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. Of the total shares available for grant under the 2020 Plan, 2,118,067 shares remain available as of December 31, 2021.
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
In November 2020, the Board and stockholders approved the 2020 Plan and reserved an aggregate of 2,284,053 shares of common stock for issuance under the 2020 Plan. Subject to the provision of the 2020 Plan, the number of shares available for issuance under the 2020 Plan will be increased on January 1 of each year, beginning on January 1, 2021, and ending on January 2, 2030, in an amount equal to the lesser of (i) 4% of the outstanding shares of the Company’s common stock on such date or (ii) such number of shares determined by the Plan Administrator.
The 2020 Plan provides for the grant of ISOs, NSOs, stock grants, and stock-based awards that are based in whole or in part by reference to the Company’s common stock.
•The Plan Administrator may grant options designated as incentive stock options or nonqualified stock options. Options shall be granted with an exercise price per share not less than 100% of the fair market value of the common stock on the grant date, subject to certain limitations and exceptions as described in the plan agreements. Generally, the maximum term of an option shall be ten years from the grant date. The Plan Administrator shall establish and set forth in each instrument that evidences an option the time at which, or the installments in which, the option shall vest and become exercisable.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
•The Plan Administrator may grant stock grants and stock-based awards, including securities convertible into shares, stock appreciation rights, phantom stock awards or stock units on such terms and conditions which may be based on continuous service with the Company or related company or the achievement of any performance goals, as the Plan Administrator shall determine in its sole discretion, which terms, conditions and restrictions shall be set forth in the instrument evidencing the award.
Grants of restricted stock units
RSUs granted to certain executives, employees and members of the Board expire 10 years after the grant date. The awards generally have a time-based vesting condition (based on continuous employment) and certain awards also have a performance-based vesting condition (defined as a qualifying liquidity event including an initial public offering); on the date the performance-based vesting condition is satisfied, the employee becomes vested in the number of RSUs that have satisfied the time-based vesting condition, if any. Upon vesting, the RSUs convert into shares of the Company’s common stock.
Through December 8, 2020, no stock-based compensation expense had been recognized for certain awards with a performance-based condition based on the occurrence of a qualifying liquidity event, as such qualifying event was not probable. Upon the IPO, the performance-based vesting condition was satisfied and the Company recognized $2,967 of stock-based compensation expense for RSUs which was the cumulative portion of the service-based awards that vested. For the year ended December 31, 2020, the Company recognized $8,689 of stock-based compensation expense for RSUs. No stock-based compensation expense was recognized for RSUs for the year ended December 31, 2019.
For the year ended December 31, 2020, the Company withheld 239,702 of the 718,928 shares of common stock issued upon vesting of RSUs to meet employees' payroll tax withholding requirements. The total tax withholding obligation of $6,089 as of December 31, 2020 was included in accrued expenses and other current liabilities in the consolidated balance sheets. The payment was made in January 2021. After the IPO, the stock-based compensation expense related to remaining service-based awards is recorded over the remaining requisite service period.
The award granted to a former member of the Board (the "former Board member") in July 2020 and modified in November 2020 contains a market-based vesting condition based on the traded value of shares of the Company’s common stock following the IPO over a specific time frame. For this award, the market condition was factored into its fair value. The fair value of the award, at the modification date, was $3,180, all of which was recorded as stock-based compensation expense upon the IPO. In July 2021, the market-based vesting condition for this award was satisfied and 148,315 RSUs of the former Board member vested. The total shares under the unvested RSUs subject to time-based vesting conditions were 111,236 as of December 31, 2021. For the year ended December 31, 2021, there were no performance awards with market-based conditions granted.
For the year ended December 31, 2021, the Company recognized $4,566 of total stock-based compensation expense for restricted stock units. For the year ended December 31, 2021, the Company withheld 268,867 of the 851,741 of common stock issued upon vesting of RSUs to meet employees' payroll tax withholding requirements. The tax withholding payments of $13,936 were made in 2021 in addition to the tax withholding obligation from 2020 paid in 2021 (as described above). The total tax withholding obligation of $9 as of December 31, 2021 was included in accrued expenses and other current liabilities in the consolidated balance sheets.
The following table summarizes the activity related to the Company's RSUs for the year ended December 31, 2021. For purposes of this table, vested RSUs represent the shares for which the service requirements had been fulfilled as of December 31, 2021:

	Number of RSUs	Weighted average grant date fair value
Balance, January 1, 2021	1,857,444	$6.55
Granted	81,905	$54.72
Vested	(851,741)	$7.15
Balance, December 31, 2021	1,087,608	$9.71

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The total fair value of RSUs vested for the years ended December 31, 2021, 2020 and 2019 was $6,090, $4,598, and $0, respectively.
As of December 31, 2021, total unamortized stock-based compensation cost related to unvested RSUs was $7,997 and the weighted-average period over which the compensation is expected to be recognized is 1.65 years.
The tax benefits recognized in the consolidated statements of operations for stock-based compensation arrangements for the years ended December 31, 2021 and 2020 were not material to the financial statements. There was no tax benefit recognized in 2019.
Stock options
The vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and options may be exercised up to 10 years from the date of issuance.
The following table summarizes the stock option activity for the year ended December 31, 2021:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2021	922,796	$8.81	$1.78	8.08
Granted	10,641	$59.03	$25.58
Exercised	(186,633)	$8.54	$0.96
Cancelled	(510)	$8.43	$0.70
Forfeited	(25,745)	$10.26	$5.67
Outstanding as of December 31, 2021	720,549	$9.57	$2.21	7.37

Exercisable as of December 31, 2021	518,034	$8.57	$1.10	7.25
Unvested as of December 31, 2021	202,515	$12.13	$5.04	1.96
Vested and expected to vest as of December 31, 2021	720,549	$9.57	$2.21	7.37
Since stock options represent equity awards of the Company, such awards are fair valued as of the grant date for the purposes of measurement and recognition under U.S. GAAP. To measure the fair value of an option, the Black-Scholes valuation model was utilized. The valuation model requires the input of highly subjective assumptions. Inputs to the model were as follows for the periods indicated:

	Years ended December 31,
	2021	2020	2019
Fair value of common stock underlying the options	$59.03	$6.07 to $17.85	$4.82 to $6.07
Volatility	45%	45% to 55%	30%
Risk-free rate	0.85%	0.03% to 0.89%	1.37% to 2.49%
Dividend yield	Nil	Nil	Nil
Expected term in years	6.0	5.00 to 5.61	5.00 to 5.62
As of December 31, 2021, total compensation cost related to unvested awards not yet recognized was $919 and the weighted-average period over which the compensation is expected to be recognized is 1.96 years.
Total compensation expense for stock options was $440, $206, and $208 in 2021, 2020, and 2019, respectively.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. INCOME TAXES
Loss from continuing operations before tax was as follows:

	Years ended December 31,
	2021	2020	2019
United States	$(9,262)	$(9,908)	$(30,409)
Foreign	3,541	3,211	(10,365)
Loss from continuing operations before tax	$(5,721)	$(6,697)	$(40,774)

Significant components of income tax (benefit) expense from continuing operations consist of the following:

	Years ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	72	91	18
Foreign	1,787	433	9
Total current	1,859	524	27

Deferred:
Federal	(18,275)	—	—
State	(1,962)	—	—
Foreign	(759)	52	(718)
Total deferred	(20,996)	52	(718)
Total income tax (benefit) expense	$(19,137)	$576	$(691)
The reconciliation of income tax computed at the U.S. federal statutory tax rates of 21% to income tax expense (benefit) from continuing operations consist of the following:

	Years ended December 31,
	2021	2020	2019
Effective rate reconciliation
U.S. federal tax benefit at statutory rate	$(1,201)	$(1,406)	$(8,563)
State income taxes, net	68	(171)	(1,247)
Permanent items	542	19	89
Global intangible low-taxed income	972	866	—
Foreign rate differential	1,032	854	(891)
162(m) officers compensation	6,969	3,514	—
Share-based compensation	(8,118)	(2,834)	—
Deferred adjustments	67	(230)	563
Transaction costs	2,290	90	—
Other, net	(973)	—	—
Valuation allowance	(20,785)	(126)	9,358
Total income tax (benefit) expense	$(19,137)	$576	$(691)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Deferred income tax assets and liabilities consist of the following:

	December 31,
	2021	2020
Deferred tax assets
Lease liabilities	$11,714	$4,838
Accrued expenses	1,215	1,245
Share-based compensation	460	979
Intangible assets	—	9,546
Net operating loss	19,543	17,152
Inventories	4,948	2,548
Interest expense	2,154	3,556
Other	1,243	—
Deferred tax assets	41,277	39,864
Valuation allowance	(14,892)	(34,434)
Total deferred tax assets	26,385	5,430

Deferred tax liabilities
Intangible assets	(17,526)	—
Property, plant and equipment	(2,518)	(432)
Operating lease right-of-use assets	(11,579)	(4,657)
Total deferred tax liabilities	(31,623)	(5,089)
Net deferred tax (liability) asset	$(5,238)	$341

Other long-term assets - deferred tax assets	$393	$341
Long-term deferred tax liabilities	(5,631)	—
Net deferred tax (liability) asset	$(5,238)	$341

As of December 31, 2021, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $74,900 and $56,900, respectively. The federal and state NOL carryforwards, if not utilized, will begin to expire in 2037 and 2027, respectively, and $62,000 of the federal losses are indefinite. Foreign NOL carryforwards were approximately $1,000 and $3,000 at December 31, 2021 and 2020, respectively.
The Company determined the amount of its valuation allowance based on its estimates of taxable income by jurisdiction in which it operates over the periods in which the related deferred tax assets will be recoverable. As of December 31, 2021 and 2020, the Company believes it is more-likely-than-not that it will not be able to realize its U.S. deferred tax assets and therefore has maintained a full valuation allowance against its U.S. deferred tax assets. The Company has also provided a full valuation allowance against the majority of its Spanish deferred tax assets.
In connection with the acquisition of shares of H&G, the Company recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of pre-existing deferred tax assets. As a result, a portion of the Company's valuation allowance was released and the Company recorded a $20,785 tax benefit. The amount of valuation allowance has decreased $19,542 for the year ended December 31, 2021. The decrease is mainly due to deferred tax liabilities recorded as a result of purchase price accounting, slightly offset by other changes in deferred tax assets and liabilities during the year.

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
In 2021 and 2020, the Company did not record any liabilities related to uncertain tax positions. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2021.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of its income tax expense. The Company’s major filing jurisdictions are the United States and Canada. Due to the Company’s net operating loss carryforwards, the Company’s income tax returns remain subject to examination by federal, foreign and most state taxing authorities for all tax years.
In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carry-back NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020.
The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. In addition, the CARES Act allows companies to defer making certain payroll tax payments until future years. With the enactment of the CARES Act, the Company does not expect a financial statement impact on income taxes. The Company has not recorded any income tax expense or benefit related to the CARES Act for the year ended December 31, 2021.
14. COMMITMENTS AND CONTINGENCIES, AND RELATED PARTY TRANSACTIONS
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
Related party transactions—Hydrofarm Distribution Center and Certain Facilities
The Company leased a distribution center in Petaluma, California from entities in which a related party was a stockholder. For the years ended December 31, 2021, 2020 and 2019, rent expense for the month to month lease totaled $639, $1,278, and $1,445, respectively.
The Company leases certain facilities from a member of management who is also a member in a LLC that is the lessor. For the year ended December 31, 2021, rent expense for the two leases totaled $149.
Related party transactions — Consulting Agreement
In July 2020, the Company entered into a consulting agreement with a director to serve as an advisor to the Board and the chief executive officer. The agreement includes an award of 296,630 restricted stock units. In November 2020, the related consulting agreement was canceled and the award was modified (see Note 12, Stock-based Compensation).
15. IMPAIRMENT, RESTRUCTURING AND OTHER
In 2021, the Company incurred $297 of costs primarily related to an aborted convertible loan transaction. In 2020, the Company incurred $860 of costs related to SEC filings and other transactions. In 2019, the Company recognized $10,035 of impairment of intangible assets, several restructuring and recapitalization events, and fees for various statutory filings. The impairment of intangible assets of $5,390 in 2019 was related to the Canadian customer relationships.
16. FAIR VALUE MEASUREMENTS
The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

		2021		2020
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	26,607	26,607	75,178	75,178
Restricted cash	Level 1	1,777	1,777	1,777	1,777
Note receivable	Level 3	3,111	3,111	3,151	3,151

Liabilities
Contingent consideration:
Heavy 16 Acquisition	Level 3	200	200	N/A	N/A
Aurora Acquisition	Level 3	16,834	16,834	N/A	N/A

Term Loan	Level 2	125,000	121,250	N/A	N/A

Revolving asset-backed credit facilities:
Encina Credit Facility	Level 3	N/A	N/A	—	—
JPMorgan Credit Facility	Level 3	—	—	N/A	N/A

Other debt	Level 3	2,805	2,805	1,036	1,036

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
17. SUBSEQUENT EVENTS
The Company executed a new operating lease after December 31, 2021, which is described in Note 7 - Leases.

Schedule II – Valuation and
Qualifying Accounts

Hydrofarm Holdings Group, Inc.
For the years ended December 31, 2021, 2020, and 2019
(in thousands)

	Balance as of	(Benefits) /	Other /	Balance as of
	beginning of year	Provisions	Deductions	end of year
Year ended December 31, 2021
Allowance for doubtful accounts	$918	$(110)	$348	$1,156
Allowance for inventory obsolescence	2,432	1,201	(103)	3,530
Year ended December 31, 2020
Allowance for doubtful accounts	1,776	83	(941)	918
Allowance for inventory obsolescence	3,822	(803)	(587)	2,432
Year ended December 31, 2019
Allowance for doubtful accounts	1,227	933	(384)	1,776
Allowance for inventory obsolescence	3,219	707	(104)	3,822

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective for the period covered by this Annual Report.
Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Based on those guidelines, management’s assessment of the effectiveness of our internal control over financial reporting excluded Heavy 16, House and Garden, Aurora, Greenstar and Innovative Growers Equipment, Inc., which were acquired on May 3, June 1, July 1, August 3 and November 1, 2021 respectively. See Note 3 to the consolidated financial statements for additional information on our acquisitions. We have included the financial results of these acquisitions in the consolidated financial statements from the date of the respective acquisitions. These acquisitions represented 85% and 68% of net and total assets, respectively, 13% of revenues, and 37% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2021.

As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included above.
Changes in Internal Controls over Financial Reporting
During 2021, we remediated material weaknesses that were identified in 2020. In particular, we (i) hired and continue to hire, additional qualified accounting and financial reporting personnel with technical and/or public company experience, (ii) implemented new control procedures over certain areas previously deemed ineffective related to the preparation, review, and analysis of accounting information and financial statements and (iii) engaged and continue to engage an external advisor to assist management in completing a Sarbanes-Oxley Act compliant risk assessment, creating detailed control documentation for in-scope business and information technology processes, identifying further control gaps and providing assistance on remediation procedures, and designing and implementing a Sarbanes-Oxley Act sub-certification process. Other than disclosed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 11.         EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 15.     Exhibits, Financial Statement Schedules.
(1)    Consolidated Financial Statements
    See Index to Consolidated Financial Statements at Item 8 herein.
(2)    Financial Statement Schedules
    See Index to Consolidated Financial Statements at Item 8 herein.
(3)    Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit	Description

2.1+
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

2.2+†
Securities Purchase Agreement, dated as of June 17, 2021, by and among Hydrofarm Holdings Group, Inc., Gotham Properties LLC, Aurora Innovations Inc., an Oregon corporation, Aurora International, Inc., and certain equity holders party thereto (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-39773) filed with the SEC on June 21, 2021).

2.3+†
Share Purchase Agreement, dated as of August 3, 2021, by and among Hydrofarm Holdings Group, Inc., Greenstar Plant Products Inc., GSPP Investments Inc., Funance Productions Corp., Michael Nemirow, and 13213684 Canada Ltd. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-39773) filed with the SEC on August 3, 2021).

2.4
Amended and Restated Agreement and Plan of Merger, dated August 28, 2018, by and among Hydrofarm Holdings Group, Inc., Hydrofarm Merger Sub, Inc. and Hydrofarm Investment Corp. (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

2.5+†
Stock Purchase and Contribution Agreement, dated as of October 25, 2021, by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, Bruce Zierk and Christopher Mayer (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-39773) filed with the SEC on November 3, 2021).

2.6
Amendment No. 1 to Stock Purchase and Contribution Agreement, dated as of November 1, 2021, by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, Bruce Zierk and Christopher Mayer (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (File No. 001-39773) filed with the SEC on November 3, 2021).

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

3.4	Amended and Restated Bylaws (Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).
4.1
Specimen Common Stock Certificate of the Hydrofarm Holdings Group, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

4.2*	Description of Capital Stock.
10.1
Credit Agreement, dated March 29, 2021, by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, and JPMorgan Chase Bank, N.A. (incorporated by referenced to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2021).

Exhibit	Description

10.2+
Unit Purchase and Contribution Agreement, dated as of April 26, 2021, by and among Hydrofarm Holdings Group, Inc., Field 16, LLC, F16 Holding LLC and the members of F16 Holding LLC (incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-1 (File No. 333-255510) filed with the SEC on April 26, 2021).

10.3+
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

10.4+
Second Amendment to Credit Agreement, dated as of October 25, 2021, by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, Field 16, LLC, House & Garden, Inc., Humboldt Wholesale, Inc., Aurora Innovations, LLC, Hydrofarm Investment Corp., Hydrofarm Holdings LLC, EHH Holdings LLC, Sunblaster LLC, Hydrofarm Canada, LLC, Sunblaster Holdings ULC, Eddi’s Wholesale Garden Supplies Ltd., House & Garden Holdings, LLC, Gotham Properties LLC, Aurora International, LLC, Allied Imports & Logistics, Inc., Aurora Peat Products ULC, Greenstar Plant Products Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).

10.5+
Credit and Guaranty Agreement, dated as of October 25, 2021, by and among Hydrofarm Holdings Group, Inc., the other credit parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).

10.6**	Form of Restricted Stock Unit Award Agreement under the 2020 Employee, Director and Consultant Equity Incentive Plan.
10.7**	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021)
21.1*	Subsidiaries of Hydrofarm Holdings Group Inc.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Denotes management contract or compensatory plan or arrangement.
#    The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Hydrofarm Holdings Group, Inc.

Date: March 1, 2022	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ William Toler	Chief Executive Officer and Chairman of the Board	March 1, 2022
William Toler	(Principal Executive Officer)

/s/ B. John Lindeman	Chief Financial Officer	March 1, 2022
B. John Lindeman	(Principal Financial Officer)

/s/ Joseph D. Rumley	Chief Accounting Officer	March 1, 2022
Joseph D. Rumley	(Principal Accounting Officer)

/s/ Susan Peters		March 1, 2022
Susan Peters	Director

/s/ Patrick Chung		March 1, 2022
Patrick Chung	Director

/s/ Renah Persofsky		March 1, 2022
Renah Persofsky	Director

/s/ Richard D. Moss		March 1, 2022
Richard D. Moss	Director

/s/ Melisa Denis		March 1, 2022
Melisa Denis	Director