Form 10-Q
period 2022-03-31
HYDROFARM HOLDINGS GROUP, INC.
filed 2022-05-10
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 28, 2022, the registrant had 44,868,669 shares of common stock, $0.0001 par value per share, outstanding.

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
•the adverse effects of public health epidemics, including the COVID-19 pandemic, on our business, results of operations and financial condition;
•interruptions in our supply chain;
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
•competitive industry pressures;
•the consolidation of our industry;
•compliance with environmental, health and safety laws;
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
“Hydrofarm” and other trade names and trademarks of ours appearing in this Quarterly Report on Form 10-Q are our property. This Quarterly Report on Form 10-Q contains trade names and trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Hydrofarm”, “the Company,” “we,” “our” and “us” refer to Hydrofarm Holdings Group, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$12,157	$26,607
Restricted cash	1,777	1,777
Accounts receivable, net	45,319	41,484
Inventories	189,996	189,134
Notes receivable	475	622
Prepaid expenses and other current assets	11,312	9,760
Total current assets	261,036	269,384
Property, plant and equipment, net	51,349	50,473
Operating lease right-of-use assets	54,566	45,245
Goodwill	183,338	204,868
Intangible assets, net	327,011	314,819
Other assets	4,170	6,453
Total assets	$881,470	$891,242
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,374	$26,685
Accrued expenses and other current liabilities	31,549	33,996
Deferred revenue	10,887	18,273
Current portion of lease liabilities	7,773	7,198
Current portion of long-term debt	2,298	2,263
Total current liabilities	88,881	88,415
Long-term lease liabilities	46,755	38,595
Long-term debt	119,194	119,517
Deferred tax liabilities	6,575	5,631
Other long-term liabilities	4,608	3,904
Total liabilities	266,013	256,062
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 44,822,866 and 44,618,357 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	4	4
Additional paid-in capital	778,463	777,074
Accumulated other comprehensive income (loss)	802	(1,382)
Accumulated deficit	(163,812)	(140,516)
Total stockholders’ equity	615,457	635,180
Total liabilities and stockholders’ equity	$881,470	$891,242
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2022	2021
Net sales	$111,377	$111,389
Cost of goods sold	94,771	88,166
Gross profit	16,606	23,223
Operating expenses:
Selling, general and administrative	43,003	16,841
(Loss) income from operations	(26,397)	6,382
Interest expense	(2,366)	(90)
Loss on debt extinguishment	—	(680)
Other (expense) income, net	(102)	84
(Loss) income before tax	(28,865)	5,696
Income tax benefit (expense)	5,569	(756)
Net (loss) income	$(23,296)	$4,940

Net (loss) income per share:
Basic	$(0.52)	$0.15
Diluted	$(0.52)	$0.13
Weighted-average shares of common stock outstanding:
Basic	44,718,510	33,717,103
Diluted	44,718,510	38,997,031
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2022	2021
Net (loss) income	$(23,296)	$4,940
Other comprehensive (loss) income:
Foreign currency translation gain	2,184	223
Total comprehensive (loss) income	$(21,112)	$5,163
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	33,499,953	$3	$364,248	$599	$(153,932)	$210,918
Common stock issued upon exercise of options	32,272	—	272	—	—	272
Issuance of common stock for vesting of restricted stock units	214,324	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	(88,360)	—	(5,506)	—	—	(5,506)
Issuance of common stock under cashless warrant exercise	312,175	—	—	—	—	—
Stock-based compensation expense	—	—	1,001	—	—	1,001
Net income	—	—	—	—	4,940	4,940
Foreign currency translation gain	—	—	—	223	—	223
Balance, March 31, 2021	33,970,364	$3	$360,015	$822	$(148,992)	$211,848
Balance, January 1, 2022	44,618,357	$4	$777,074	$(1,382)	$(140,516)	$635,180
Common stock issued upon exercise of options	7,765	—	70	—	—	70
Issuance of common stock for vesting of restricted stock units	278,002	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	(81,357)	—	(1,589)	—	—	(1,589)
Issuance of common stock under cashless warrant exercise	99	—	—	—	—	—
Stock-based compensation expense	—	—	2,908	—	—	2,908
Net loss	—	—	—	—	(23,296)	(23,296)
Foreign currency translation gain	—	—	—	2,184	—	2,184
Balance, March 31, 2022	44,822,866	$4	$778,463	$802	$(163,812)	$615,457
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2022	2021
Operating activities
Net (loss) income	$(23,296)	$4,940
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	16,941	1,591
Provision for inventory obsolescence	3,229	16
Stock-based compensation expense	2,908	1,001
Non-cash operating lease expense	2,261	958
Impairment charges	2,756	—
Change in fair value of contingent consideration	(1,560)	—
Deferred income tax benefit	(4,586)	—
Other	258	624
Changes in assets and liabilities:
Accounts receivable	(6,834)	(11,554)
Inventories	(143)	(7,496)
Prepaid expenses and other current assets	(2,315)	(3,970)
Other assets	(90)	(414)
Accounts payable	10,454	14,398
Accrued expenses and other current liabilities	(1,208)	(1,840)
Deferred revenue	(7,159)	(66)
Lease liabilities	(1,750)	(826)
Other long-term liabilities	(21)	—
Net cash used in operating activities	(10,155)	(2,638)
Investing activities
Business combinations, net of cash and cash equivalents	190	—
Purchases of property, plant and equipment	(2,470)	(428)
Other	(105)	(17)
Net cash used in investing activities	(2,385)	(445)
Financing activities
Borrowings under revolving credit facilities	420	52,344
Repayments of revolving credit facilities	(397)	(52,250)
Repayments of long-term debt Term Loan	(313)	—
Payment of withholding tax related to restricted stock units	(1,559)	(11,595)
Other	(104)	(326)
Net cash used in financing activities	(1,953)	(11,827)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	43	(4)
Net decrease in cash, cash equivalents and restricted cash	(14,450)	(14,914)
Cash, cash equivalents and restricted cash at beginning of period	28,384	76,955
Cash, cash equivalents and restricted cash at end of period	$13,934	$62,041
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

1. DESCRIPTION OF THE BUSINESS
Description of the business
Hydrofarm Holdings Group, Inc. and its subsidiaries (collectively, the “Company”) was formed in May 2017 under the laws of the state of Delaware to acquire and continue the business of Hydrofarm, LLC established in 1977. The Company is a leading independent manufacturer and distributor of controlled environment agriculture (“CEA”, principally hydroponics) equipment and supplies, including a broad portfolio of proprietary branded products. Products offered include agricultural lighting devices, indoor climate control equipment, hydroponics and nutrients, and plant additives used to grow, farm and cultivate cannabis, flowers, fruits, plants, vegetables, grains and herbs in controlled environment settings that allow end users to control key farming variables including temperature, humidity, CO2, light intensity and color, nutrient concentration and pH.
Initial public offering and follow-on public offering
On December 14, 2020, the Company closed its initial public offering (“IPO”) under a registration statement effective December 9, 2020, in which it issued and sold 9,966,667 shares of its common stock, including the full exercise by the underwriters of their option to purchase 1,300,000 additional shares of common stock. The public offering price was $20.00 per share. The Company received net proceeds of $182,271 from the IPO after deducting underwriting discounts and commissions and offering expenses, of which $148 of offering expenses were paid in 2021.
On May 3, 2021, the Company closed its follow-on public offering ("follow-on offering") under a registration statement effective April 28, 2021, in which it issued and sold 5,526,861 shares of its common stock, including the full exercise by the underwriters of their option to purchase 720,894 additional shares of common stock. The public offering price was $59.00 per share. The Company received net proceeds of approximately $309,782 from the follow-on offering after deducting underwriting discounts and commissions and offering expenses.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation. The Company reclassified the balance within "Impairment, restructuring and other" on the condensed consolidated statements of operations for the prior period into "Selling, general and administrative expenses" to conform to the current period presentation. The Company reclassified the balance of customer deposits previously reported in "accounts payable" into "deferred revenue" in the condensed consolidated balance sheet as of December 31, 2021 to conform to the current period presentation. The amount totaled $18,273 as of December 31, 2021.
The condensed consolidated balance sheet as of December 31, 2021, has been derived from the audited consolidated financial statements of the Company, which is included in the Company's Annual Report on Form 10-K ("2021 Annual Report"). These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2021 Annual Report.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include provisions for sales returns, rebates and claims from customers, realization of accounts receivable and inventories, fair value of assets acquired and liabilities assumed for business combinations, valuation of intangible assets and goodwill, estimated useful lives of long lived assets, incremental borrowing rate applied in lease accounting, valuation of stock-based compensation, recognition of deferred income taxes, recognition of liabilities related to commitments and contingencies and valuation allowances. Actual results may differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information available.
Business combinations
Acquisitions of businesses are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition date fair values of the assets transferred, liabilities incurred to the former owners of the acquiree, and the equity interests issued in exchange for control of the acquiree. Acquisition related costs are recognized in net income (loss) as incurred.
When the consideration transferred in a business combination includes assets or liabilities resulting from a contingent consideration arrangement, the contingent consideration is measured at its acquisition date fair value and included as part of the consideration transferred in a business combination. Contingent consideration is established for business acquisitions where the Company has the obligation to transfer additional assets or equity interests to the former owners if specified future events occur or conditions are met. Contingent consideration is classified as a liability when the obligation requires settlement in cash or other assets and is classified as equity when the obligation requires settlement in the Company's own equity instruments. Changes in the fair value of the contingent consideration that qualify as measurement period adjustments are adjusted retrospectively, with a corresponding adjustment to goodwill. Measurement period adjustments are adjustments that arise from additional information obtained during the measurement period (which cannot exceed one year from the acquisition date) about facts and circumstances that existed at the acquisition date. All other subsequent changes in the fair value of contingent consideration classified as a liability are included in net income (loss) in the period. Changes in the fair value of contingent consideration classified as equity are not recognized.
For a given acquisition, the Company may identify certain pre-acquisition contingencies as of the acquisition date and may extend its review and evaluation of these pre-acquisition contingencies throughout the measurement period to obtain sufficient information to assess these contingencies as part of acquisition accounting, as applicable.

Goodwill is measured as the excess of the sum of the consideration transferred, the amount of any non‑controlling interests in the acquiree, and the fair value of the acquirer’s previously held equity interest in the acquire (if any) over the net of the acquisition‑date fair value amounts of the identifiable assets acquired, and the liabilities assumed.

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
The Company's chief operating decision maker is the chief executive officer ("CEO") who reviews financial information for the purposes of making operating decisions, assessing financial performance, and allocating resources.
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
Entity-wide information
Sales to external customers and property, plant and equipment, net in the United States and Canada, determined by the location of the subsidiaries, were as follows:

	Three months ended March 31,
	2022	2021
United States	$92,858	$90,672
Canada	21,502	22,264
Intersegment eliminations	(2,983)	(1,547)
Total consolidated net sales	$111,377	$111,389

	March 31, 2022	December 31, 2021
United States	$87,121	$85,167
Canada	18,794	10,551
Total property, plant and equipment, and operating lease right-of-use assets, net	$105,915	$95,718
All of the products sold by the Company are similar and classified as CEA equipment and supplies. The Company’s underlying accounting records currently do not support presentation of disaggregated net sales and any attempt to report them would be impracticable.
Note receivable

In 2019, the Company executed a note receivable secured by equipment to a third-party, the terms of which were amended and restated during the first quarter of 2021. The note receivable provided for interest and installment payments to the Company, and full maturity of the note in 2024. During the three months ended March 31, 2022, the third-party defaulted on interest payments, and the Company measured an impairment on the note receivable based on the estimated fair value of the collateral. The Company recorded an impairment loss of $2,636 during the three months ended March 31, 2022, in “Selling, general and administrative expenses” ("SG&A") on the condensed consolidated statements of operations. As of March 31, 2022, the note receivable carrying value was $475.
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
Revenue is recognized as control of promised goods is transferred to customers which generally occurs upon receipt at customers’ locations determined by the specific terms of the contract. Arrangements generally have a single performance obligation and revenue reported is comprised of fixed consideration and variable consideration which includes applicable volume rebates, cash discounts and sales returns and allowances. Variable consideration is estimated and recorded at the time of sale; these allowances and accruals are not material to the financial statements.
The amount billed to customers for shipping and handling costs included in net sales was $3,879 and $1,245 for the three months ended March 31, 2022, and 2021, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits are reported within deferred revenue in the condensed consolidated balance sheets, totaled $10,887 and $18,273 as of March 31, 2022, and December 31, 2021, respectively. There are no significant financing components. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
Income taxes—interim tax provision

The Company recorded an income tax benefit of $5,569 for the three months ended March 31, 2022, representing an effective income tax rate of 19.3%. The Company’s effective income tax rate for the three months ended March 31, 2022, differs from the federal statutory rate of 21% primarily as a result of a reduction in the valuation allowance recorded against the Company's net deferred tax assets, due to the acquisition of the IGE Entities (as defined below) which had an income tax rate benefit of 23.4%. In addition, as described in Note 3 - Business Combinations, the Company determined that the preliminary allocation of assets acquired related to indefinite lived trade names have a finite useful life because the expected usefulness of the trade names is limited. As a result of adjusting this provisional amount, the Company recorded a reduction to the valuation allowance, which resulted in an income tax rate benefit of 6.1%. These income tax benefits totaled $8,543, and were partially offset by income taxes from certain foreign jurisdictions where the Company conducts business and state minimum income taxes in the United States.
The Company recorded a tax expense of $756 for the three months ended March 31, 2021. The Company’s effective tax rates for the three months ended March 31, 2021, differs from the federal statutory rate of 21% primarily as a result of reducing valuation allowances on the Company's deferred tax assets related to net operating loss carryforwards.
Recent accounting pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the FASB. There were no ASUs that were assessed and determined to be applicable or expected to have a material impact on our condensed consolidated financial statements.
3. BUSINESS COMBINATIONS

During 2021, the Company completed five acquisitions of branded manufacturers of CEA products, resulting in a significant expansion of its portfolio of proprietary branded products and specialized manufacturing capabilities. The Company finalized the determination of its allocation of the purchase price relating to the Heavy 16, H&G Entities, and Aurora acquisitions (all as defined below) as of March 31, 2022. The allocation of purchase price relating to the Greenstar and IGE Entities acquisitions (as defined below) are based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

During the three months ended March 31, 2022, the Company evaluated and adjusted the useful lives of certain intangible assets associated with entities that were acquired during 2021. In addition, the Company determined that the preliminary allocation of assets acquired related to indefinite lived trade names have a finite useful life because the expected usefulness of the trade names is limited. As a result of these adjustments to the provisional amounts, the Company recorded $5,894 of additional amortization expense during the three months ended March 31, 2022, that related to amortization expense that would have been recorded in the previous reporting period from the acquisition date through December 31, 2021. The intangible assets were assigned estimated useful lives as follows: (i) customer relationships: 7 to 12 years, (ii) technology, formulations and recipes: 8 to 12 years, and (iii) trade names: 15 to 20 years.

Heavy 16 Acquisition
On May 3, 2021, the Company acquired 100% of the issued and outstanding membership interests of Field 16, LLC ("Heavy 16"), a manufacturer and supplier of branded plant nutritional products. As a result of the acquisition, the Company broadened its proprietary branded offering into the plant nutrients category complementing other product offerings. The acquisition fair value of the consideration transferred for Heavy 16 was $77,367, consisting of $60,287 in cash, $16,736 of the Company's common stock and $344 contingent consideration. The fair value of the common stock issued was determined based on the closing market price of the Company's common stock on the acquisition date.

Pursuant to the purchase agreement, the Company was required to pay up to an additional $2,500 of contingent consideration based on $200 for each $1,000 above a $21,000 threshold for net sales in calendar year 2021. As a result, the Company recorded a liability for contingent consideration at its estimated fair value of $344 as of the acquisition date in the condensed consolidated balance sheets. The contingent consideration was estimated using a Black-Scholes valuation model, which utilized Level 3 inputs as defined in ASC 820 - Fair Value Measurements. The contingent consideration was $200 as of December 31, 2021 and March 31, 2022, and was paid in April 2022. The amount of goodwill is fully deductible for tax purposes.
House & Garden Acquisition
On June 1, 2021, the Company acquired 100% of the issued and outstanding shares of capital stock of House & Garden, Inc. (“HG”), Humboldt Wholesale, Inc. (“HW”), Allied Imports & Logistics, Inc. (“Allied”), South Coast Horticultural Supply, Inc. (“SC” and, together with HG, HW and Allied, the “H&G Entities”), a manufacturer and distributor of plant nutrients and fertilizers to domestic and various international markets. As a result of the acquisition, the Company further broadened its proprietary branded offering into the plant nutrients category complementing other product offerings. The acquisition date fair value of the consideration transferred for the H&G Entities was $133,483 in cash. The amount of goodwill is not deductible for tax purposes. As part of the share acquisition of the H&G Entities, the Company allocated a significant value of the acquisition to identified intangible assets that are not deductible for U.S. tax purposes. Therefore, a deferred tax liability arose providing an additional source of taxable income to support the realization of pre-existing deferred tax assets.
Aurora Acquisition
On July 1, 2021, the Company acquired 100% of the issued and outstanding membership interests of Gotham Properties LLC (“Gotham Properties”), Aurora Innovations LLC (“Aurora Innovations”), Aurora International LLC (“Aurora International” and, together with Gotham Properties and Aurora Innovations, “Aurora”), a manufacturer of plant fertility product lines. As a result of the acquisition, the Company further broadened its proprietary branded offering into the plant nutrients and grow media category complementing other product offerings. The preliminary acquisition fair value of the consideration transferred for Aurora was $178,871, consisting of $133,962 in cash, $25,824 of the Company's common stock, $19,300 contingent consideration and $215 forgiveness of accounts payable. The fair value of the common stock issued was determined based on the closing market price of the Company's common stock on the acquisition date. The forgiveness of accounts payable represents an effective settlement of a preexisting relationship between the parties.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Pursuant to the purchase agreement, the Company was required to pay a maximum contingent consideration equal to $70,997. To the extent 2021 EBITDA of Aurora exceeded $15,556, the excess was multiplied by eleven to determine contingent consideration. As a result, the Company recorded a liability for contingent consideration at its estimated fair value of $19,300 as of the acquisition date in the condensed consolidated balance sheets. The contingent consideration was estimated using the discounted cash flow method, which estimated the incremental EBITDA based on the Company's forecasted 2021 EBITDA of Aurora as of the acquisition date, discounted to a present value as of the acquisition date using a discount rate of 15%. That measure was based on significant inputs that are not observable in the market, which utilized Level 3 inputs as defined in ASC 820 - Fair Value Measurements. The contingent consideration was remeasured to fair value at each reporting date until resolution with changes in fair value recognized within SG&A in the condensed consolidated statements of operations. As of March 31, 2022, the related contingent consideration was $15,274. The contingent consideration is expected to be paid in May 2022. The amount of goodwill is fully deductible for tax purposes.
Greenstar/Grotek Acquisition
On August 3, 2021, the Company acquired 100% of the issued and outstanding shares of Greenstar Plant Products Inc., (“Greenstar”), a manufacturer of horticultural products and solutions for global, domestic and commercial use. As a result of the acquisition, the Company further broadened its proprietary branded offering into the plant nutrients and grow media category complementing other product offerings. The preliminary acquisition fair value of the consideration transferred for Greenstar was $83,520, consisting of $85,121 in cash, less $1,601 forgiveness of accounts payable, net, and obligations due under a distribution agreement. The forgiveness of accounts payable, net, and obligations due under a distribution agreement represent an effective settlement of a preexisting relationship between the parties. The amount of goodwill is not deductible for U.S. tax purposes, but it is partially deductible for Canadian tax purposes.
Innovative Growers Equipment, Inc. Acquisition
On November 1, 2021, the Company acquired 100% of the issued and outstanding shares of Innovative Growers Equipment, Inc., an Illinois corporation (“IGE”), Innovative AG Installation, Inc., an Illinois corporation (“IAG”), Innovative Racking Systems, Inc., an Illinois corporation (“IRS”), and Innovative Shipping Solutions, Inc., an Illinois corporation (“ISS” and, together with IGE, IAG, IRS, and their respective subsidiaries, the “IGE Entities”), a manufacturer of horticulture benches, racking and LED lighting systems which complement the Company’s existing lineup of high performance, proprietary branded products. The preliminary acquisition fair value of the consideration transferred for the IGE Entities was $60,902, consisting of $49,129 in cash, $11,051 of the Company's common stock, and $722 forgiveness of a contract asset. The fair value of the common stock issued was determined based on the closing market price of the Company's common stock on the acquisition date. The forgiveness of contract asset represents an effective settlement of a preexisting relationship between the parties. The amount of goodwill is not deductible for U.S. tax purposes.
The financial results of Heavy 16, the H&G Entities and the IGE Entities are included in the U.S. operating segment since the acquisition date, and the financial results of Greenstar are included in the Canada operating segment since the acquisition date. The financial results of Aurora are included in both the U.S. and Canada operating segments.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

The following table sets forth the components and the preliminary allocation of the purchase price for the Company's acquisition of Heavy 16, the H&G Entities, Aurora, Greenstar and the IGE Entities:

	Heavy 16	H&G Entities	Aurora	Greenstar	IGE Entities
Component of Purchase Price:
Cash	$60,287	$133,483	$133,962	$85,121	$49,129
Common stock	16,736	—	25,824	—	11,051
Contingent consideration	344	—	19,300	—	—
Forgiveness of assets and liabilities	—	—	(215)	(1,601)	722
Total purchase price	$77,367	$133,483	$178,871	$83,520	$60,902

Acquisition-related costs	$3,104	$5,063	$7,345	$3,697	$2,013

Allocation of Purchase Price:
Identifiable assets (liabilities)
Accounts receivable	$510	$3,308	$6,967	$982	$2,367
Inventories	1,451	6,559	11,031	8,728	30,592
Prepaid expenses and other current assets	34	493	1,086	447	470
Property, plant and equipment	1,078	358	37,991	1,717	4,274
Operating lease right-of-use assets	1,088	1,921	—	2,736	4,447
Other assets	25	213	—	176	—
Accounts payable	(1,055)	(1,320)	(4,360)	(777)	(21,686)
Accrued expenses and other current liabilities	(226)	(445)	(768)	(1,421)	(859)
Current portion of lease liabilities	(274)	(447)	—	(624)	(815)
Current portion of long-term debt	—	—	—	—	(482)
Long-term deferred tax liabilities	—	(25,589)	—	—	(5,531)
Long-term lease liabilities	(868)	(1,501)	—	(1,836)	(3,116)
Long-term debt	—	—	—	—	(1,434)
Other long-term liabilities	—	—	(3,840)	—	—
Net identifiable assets	1,763	(16,450)	48,107	10,128	8,227
Identifiable intangible assets
Other intangible assets	200	200	824	383	2,430
Customer relationships	5,100	12,500	6,400	18,100	6,300
Trademarks and trade names	18,500	31,400	59,100	9,100	14,000
Technology and formulations & recipes	33,600	56,200	18,000	2,800	3,800
Total identifiable intangible assets	57,400	100,300	84,324	30,383	26,530
Goodwill	18,204	49,633	46,440	43,009	26,145
Total purchase price allocation	$77,367	$133,483	$178,871	$83,520	$60,902

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Supplemental Disclosure of Financial Results
The following represents certain estimated unaudited consolidated net sales and net income amounts for the quarter ended March 31, 2021 as if the five acquisitions had been included in the consolidated results of the Company for the entire period presented below. Management considers these estimates to represent an approximate measure of the performance of the combined Company (in millions):

Three months ended March 31, 2021
Estimated ($ in millions)
Net sales	160
Net income	17

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

4. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The Company's goodwill by reportable segment is $122,977 for the United States and $60,361 for Canada as of March 31, 2022. Goodwill is evaluated for impairment annually in the fourth quarter, or on an interim basis when an event occurs, or circumstances change that indicates the carrying value may not be recoverable. The Company did not identify a triggering event requiring a quantitative test for impairment as of March 31, 2022. The changes in goodwill are as follows:

Goodwill
Balance at December 31, 2021	$204,868
Acquisition - IGE Entities - remeasurement adjustments	(22,542)
Acquisition - all others - remeasurement adjustments and foreign currency translation adjustments, net	1,012
Balance at March 31, 2022	$183,338
Intangible Assets, net
Intangible assets, net comprised the following:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$8,929	$(7,705)	$1,224	$8,814	$(7,208)	$1,606
Customer relationship	107,800	(19,440)	88,360	101,222	(16,517)	84,705
Technology, formulations and recipes	114,403	(8,026)	106,377	110,561	(3,630)	106,931
Trade names	132,110	(5,060)	127,050	—	—	—
Other	4,878	(3,679)	1,199	2,428	(1,744)	684
Total finite-lived intangible assets, net	368,120	(43,910)	324,210	223,025	(29,099)	193,926
Indefinite-lived intangible asset:
Trade names	2,801	—	2,801	120,773	—	120,773
Other	—	—	—	120	—	120
Total Intangible assets, net	$370,921	$(43,910)	$327,011	$343,918	$(29,099)	$314,819
Total amortization expense was $14,746 and $1,206 for the three months ended March 31, 2022 and 2021, respectively. Amortization expense in 2022 includes the impact from intangible assets recorded in connection with five acquisitions completed during the year ended December 31, 2021. The following are the estimated useful lives for the major classes of finite-lived intangible assets:

Computer software	5 years
Customer relationships	7 to 18 years
Technology, formulations and recipes	8 to 12 years
Trade names	15 to 20 years

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

For intangible assets subject to amortization, the weighted-average amortization period as of March 31, 2022, for computer software, customer relationships, technology and formulations & recipes and trade names was 2 years, 12 years, 11 years, and 19 years, respectively.
The estimated aggregate future amortization expense for intangible assets subject to amortization as of March 31, 2022, is summarized below:

Estimated Future Amortization Expense
For the period of April 1, 2022 to December 31, 2022	$19,743
Year ending December 31,
2023	25,036
2024	24,876
2025	24,737
2026	20,493
Thereafter	209,325
Total	$324,210

5. EARNINGS (LOSS) PER COMMON SHARE (“EPS”)
Basic EPS is computed using net income (loss) divided by the weighted-average number of common shares outstanding during each period, excluding unvested restricted stock units (“RSUs”).
Diluted EPS represents net income (loss) divided by the weighted-average number of common shares outstanding during the period, including common stock equivalents. Common stock equivalents consist of shares subject to warrants and share-based awards with exercise prices less than the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Regarding RSUs subject to a market condition, before the end of the contingency period, the number of contingently issuable shares (i.e., RSUs) to be included in diluted EPS would be based on the number of common shares issuable under the terms of the arrangement if the end of the reporting period was the end of the contingency period, assuming the result would be dilutive. Those contingently issuable shares would be included in the denominator of diluted EPS as of the beginning of the period, or as of the grant date of the share-based payment, if later.
The following table presents information necessary to calculate basic and diluted EPS for the three months ended March 31, 2022, and 2021:

	Three months ended March 31,
	2022	2021
Net (loss) income	$(23,296)	$4,940
Weighted-average shares of common stock outstanding	44,718,510	33,717,103
Dilutive effect of warrants using the treasury stock method	—	2,840,464
Dilutive effect of restricted stock units using the treasury stock method	—	1,658,866
Dilutive effect of stock options using the treasury stock method	—	780,598
Diluted weighted-average shares of common stock outstanding	44,718,510	38,997,031
Basic EPS	$(0.52)	$0.15
Diluted EPS	$(0.52)	$0.13

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential common shares as their inclusion would have an anti-dilutive effect:

	Three months ended March 31,
	2022	2021
Shares subject to warrants outstanding	17,669	—
Shares subject to unvested performance based and restricted stock units	1,234,857	—
Shares subject to stock options outstanding	696,071	—
6. ACCOUNTS RECEIVABLE, NET, AND INVENTORIES
Accounts receivable, net comprised the following:

	March 31, 2022	December 31, 2021
Trade accounts receivable	$43,691	$35,511
Allowance for doubtful accounts	(1,112)	(1,156)
Other receivables	2,740	7,129
Total accounts receivable, net	$45,319	$41,484
Inventories comprised the following:

	March 31, 2022	December 31, 2021
Finished goods	$145,573	$145,298
Work-in-process	8,786	5,967
Raw materials	42,135	41,399
Allowance for inventory obsolescence	(6,498)	(3,530)
Total inventories	$189,996	$189,134
The allowance for inventory obsolescence increased during the first quarter of 2022 as a result of a reserve for certain durable products.
7. OPERATING LEASES
The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2032. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 10 years. However, these options are generally not reflected in the calculation of the right-of-use assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. During the three months ended March 31, 2022, and 2021, the Company incurred operating lease costs of $2,597 and $1,494, respectively. These costs are included primarily within selling, general and administrative expense in the condensed consolidated statements of operations.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Supplemental balance sheet information related to the Company’s operating leases are as follows:

	March 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets, net of accumulated amortization	$54,566	$45,245
Total leased assets	$54,566	$45,245
Liabilities
Current portion of lease liabilities	$7,773	$7,198
Long-term lease liabilities	46,755	38,595
Total lease liabilities	$54,528	$45,793
As of March 31, 2022, future minimum lease payments under non-cancelable operating leases are as follows:

Operating
For the period of April 1, 2022 to December 31, 2022	$7,003
Year ending December 31,
2023	9,311
2024	9,031
2025	8,338
2026	6,824
2027	6,369
Thereafter	14,208
Total rental payments	61,084
Less portion representing interest	(6,556)
Total principal	54,528
Less current portion	(7,773)
Long-term portion	$46,755

During the three months ended March 31, 2022, the Company executed a lease for approximately 303,000 square feet of warehouse space in Shoemakersville, Pennsylvania, and recorded right-of-use assets for operating leases for $10,463.
During 2021, the Company executed new lease agreements that will commence in 2023. The future minimum lease payments for executed non-cancelable operating leases not yet commenced are as follows:

Operating
For the period of April 1, 2022, to December 31, 2022	$—
Year ending December 31,
2023	3,354
2024	3,272
2025	3,610
2026	3,965
2027	4,076
Thereafter	22,633
Total rental payments	$40,910

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment comprised the following:

	March 31, 2022	December 31, 2021
Machinery and equipment	$26,587	$25,177
Peat bogs and related development	9,876	8,686
Building and improvements	9,503	9,510
Land	6,116	6,120
Leasehold improvements	3,413	3,207
Computer equipment	3,271	3,197
Furniture and fixtures	2,991	2,867
Gross property, plant and equipment	61,757	58,764
Less: accumulated depreciation	(10,408)	(8,291)
Total property, plant and equipment, net	$51,349	$50,473
Depreciation and amortization expense related to property, plant and equipment, net was $2,195 and $385 for the three months ended March 31, 2022, and 2021, respectively.
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	March 31, 2022	December 31, 2021
Accrued compensation and benefits	$4,283	$3,713
Freight, custom and duty accrual	2,366	2,094
Goods in transit accrual	2,413	3,473
Income tax accrual	—	729
Contingent consideration	15,474	17,034
Other accrued liabilities	7,013	6,953
Total accrued expenses and other current liabilities	$31,549	$33,996

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

10. DEBT
Debt is comprised of the following:

	March 31, 2022	December 31, 2021
Term loan - net of unamortized discount and deferred financing costs of $5,807 and $6,025 at March 31, 2022, and December 31, 2021, respectively	$118,880	$118,975
Other	2,612	2,805
Total debt	$121,492	$121,780

Current portion of long-term debt	$2,298	$2,263
Long-term debt - net of unamortized discount and deferred financing costs of $5,807 and $6,025 at March 31, 2022, and December 31, 2021, respectively	119,194	119,517
Total debt	$121,492	$121,780
Senior Secured Term Loan
On October 25, 2021, the Company and its subsidiaries entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders, pursuant to which the Company borrowed a $125,000 senior secured term loan (“Term Loan”). The Term Loan bears interest at LIBOR (with a 1.0% floor) plus 5.50%, or an alternative base rate (with a 2.0% floor), plus 4.50%, and is subject to a call premium of 2% in year one, 1% in year two, and 0% thereafter, and matures on October 25, 2028 ("Maturity Date"). Deferred financing costs and discount totaled $6,190 and are being amortized to interest expense over the term of the loan. For the three months ended March 31, 2022, the effective interest rate was 7.30% and interest expense was $2,031 and amortization of deferred financing costs was $218.
The principal amounts of the Term Loan are required to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the principal amount of the Term Loan, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is also required to make mandatory prepayments upon the occurrence of certain events, including (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) selling assets that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. There were no such mandatory prepayments made since inception of the Term Loan.
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants, and was in compliance with all requirements as of March 31, 2022. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company. The Company may request additional term loan commitments subject to certain loan conditions.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Revolving asset-backed credit facilities
Encina Credit Facility
On July 11, 2019, the Company and certain of its direct and indirect subsidiaries (the “Encina Obligors”) entered into the Encina Credit Facility through a certain Loan and Security Agreement whereby the Encina Obligors obtained a revolving asset-based loan commitment in the maximum amount of $45,000 (inclusive of a limit of up to $15,000 of borrowings for the Canadian borrowers and a swingline facility of up to $2,000), subject to applicable borrowing base availability, through Encina Business Credit, LLC. The Encina Credit Facility was due on the earlier of July 11, 2022, or 90 days prior to the scheduled maturity date of the Brightwood Loan Services LLC Term Loan. The Encina Credit Facility was secured by working capital assets and a second lien on non-working capital assets. The Encina Credit Facility was repaid in December 2020 and replaced in March 2021 by the JPMorgan Credit Facility (as defined below). The unamortized deferred financing costs and early termination fees totaling $680 were recognized as a loss on debt extinguishment in the condensed consolidated statements of operations for the three months ended March 31, 2021.
JPMorgan Revolving Credit Facility
On March 29, 2021, Hydrofarm Holdings Group, Inc. and certain of its direct and indirect subsidiaries (the "JPMorgan Obligors") entered into a Senior Secured Revolving Credit Facility (the "JPMorgan Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders from time to time party thereto. The JPMorgan Credit Facility is due on the earlier of March 29, 2024, or any earlier date on which the revolving commitments are reduced to zero.
The three-year JPMorgan Credit Facility had a borrowing limit of $50,000 with an option to request an increase in the revolving commitment by up to $25,000, drawn in $5,000 increments, for a total not to exceed $75,000, subject to customary condition ("Revolver"). On August 31, 2021, the JPMorgan Obligors entered into an amendment (the "First Amendment") to increase their original borrowing limit to $100,000. In connection with the First Amendment, the Company's recently acquired subsidiaries became party to the JPMorgan Credit Facility as either borrowers or as guarantors. The Revolver maintains an interest rate of LIBOR plus 1.95% and has a 0.0% LIBOR floor. A fee of 0.25% per annum is charged for available but unused borrowings as defined. On October 25, 2021, the Company and its subsidiaries entered into a second amendment (the “Second Amendment”), with JPMorgan Chase Bank, N.A., pursuant to which the parties consented to the Term Loan and the lien priorities described above and made certain conforming changes to the provisions of the Term Loan.
The unamortized debt issuance costs were $908 as of March 31, 2022 and are included in other assets in the condensed consolidated balance sheets. Deferred financing costs are being amortized to interest expense over the term of the Revolver. As of March 31, 2022, the JPMorgan Obligors had approximately $99,674 available to borrow under the JPMorgan Credit Facility.
The JPMorgan Credit Facility is secured by the Company’s assets and the assets of certain of the Company’s subsidiaries. The Company is required to maintain certain reporting requirements, affirmative covenants, negative covenants and financial covenants ("debt covenants"), including, in certain situations pursuant to terms outlined in the agreement, the maintenance of a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis. The JPMorgan Obligors were in compliance with all debt covenants as of March 31, 2022.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

11. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Capital stock
As of March 31, 2022, the following summarizes shares authorized, issued and outstanding:

Capital stock authorized and outstanding:	Shares authorized	Shares outstanding
Convertible preferred stock	50,000,000	—
Common stock	300,000,000	44,822,866
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
Prior to the redemption date 3,367,647 Investor Warrants were exercised, generating total gross proceeds of $56,778. The Company redeemed 1,491 Investor Warrants at the Redemption Price.
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
As of March 31, 2022, the following table summarizes the outstanding warrants:

	Number of Warrants	Exercise Price
Placement agent warrants	11,662	$8.43
Placement agent warrants	6,007	$16.86
Total	17,669	$11.30

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

12. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options, nonqualified stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. Of the total shares available for grant under the 2020 Plan, 1,732,432 remain available as of March 31, 2022.
RSU Activity
RSUs granted to certain executives, employees and members of the Board generally have a time-based vesting requirement (based on continuous employment). The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the three months ended March 31, 2022, the Company granted RSU awards that are expected to vest either (i) ratably over a three-year period on each anniversary of the grant date, or (ii) with three vesting tranches, the first of which occurred on the grant date, and the following two tranches on each subsequent anniversary of the grant date. The following table summarizes the activity related to the Company's RSUs for the three months ended March 31, 2022. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled as of March 31, 2022:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2021	1,087,608	$9.71
Granted	339,076	$15.93
Vested	(278,002)	$11.92
Forfeited	(29,938)	$52.51
Balance, March 31, 2022	1,118,744	$9.90
As of March 31, 2022, total unamortized stock-based compensation cost related to unvested RSUs was $9,010 and the weighted-average period over which the compensation is expected to be recognized is 1.61 years. For the three months ended March 31, 2022, the Company recognized $2,799 of total stock-based compensation expense for RSUs.
Performance Stock Unit ("PSU") Activity
During the three months ended March 31, 2022, the Company granted PSU awards that are subject to a one-year vesting requirement (based on continuous employment) and contain performance conditions based on certain performance metrics. The following table summarizes the activity related to the Company's PSUs for the three months ended March 31, 2022.

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2021	—	$—
Granted	116,113	$15.74
Balance, March 31, 2022	116,113	$15.74

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

As of March 31, 2022, total unamortized stock-based compensation cost related to unvested PSUs was $1,783 and the weighted-average period over which the compensation is expected to be recognized is less than one year. For the three months ended March 31, 2022, the Company recognized $45 of total stock-based compensation expense for PSUs.
Stock options
The following table summarizes the stock option activity for the three months ended March 31, 2022:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2021	720,549	$9.57	$2.21	7.37
Exercised	(7,765)	$9.04	$2.21
Cancelled	(90)	$11.06	$9.89
Forfeited	(16,623)	$11.51	$6.03
Outstanding as of March 31, 2022	696,071	$9.53	$2.12	6.84
Options exercisable as of March 31, 2022	548,551	$8.56	$1.08	6.53
Vested and expected to vest as of March 31, 2022	696,071	$9.53	$2.12	6.84
The following table summarizes the unvested stock option activity for the three months ended March 31, 2022:

	Number	Weighted average grant date fair value
Unvested as of December 31, 2021	202,515	$5.04
Vested	(38,372)	$1.02
Forfeited	(16,623)	$6.03
Unvested as of March 31, 2022	147,520	$5.98
As of March 31, 2022, total compensation cost related to unvested awards not yet recognized was $730 and the weighted-average period over which the compensation is expected to be recognized is 1.95 years. For the three months ended March 31, 2022, the Company recognized $64 of total stock-based compensation expense for stock options.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

13. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS
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
Related party transactions — Hydrofarm Distribution Center
The Company leased a distribution center in Petaluma, California from entities in which a related party was a stockholder. For the three months ended March 2021, rent expense for the month-to-month lease totaled $320.

14. FAIR VALUE MEASUREMENTS
The following table summarizes the estimated fair value of the Company's assets and liabilities for which disclosure of fair value is required:

		March 31, 2022		December 31, 2021
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan	Level 2	$125,000	$118,750	$125,000	$121,250
The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued and other current liabilities approximate their fair value due to their short-term maturities. The carrying value of the note receivable (as described in Note 2 - Basis of Presentation and Significant Accounting Policies) and the carrying value of contingent consideration (as described in Note 3 - Business Combinations) are based on level 3 fair value measurements and are reported at estimated fair value. The fair value of the Company's Term Loan was based on bank quotes and the carrying amount reported above excludes unamortized deferred financing costs and discount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited and unaudited consolidated financial statements and the notes contained elsewhere in this Quarterly Report on Form 10-Q and our 2021 Annual Report. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in “Risk Factors” in our 2021 Annual Report. See “Special Note Regarding Forward-Looking Statements.”
Company Overview
We are a leading independent manufacturer and distributor of CEA equipment and supplies, including a broad portfolio of our own innovative proprietary branded products. We primarily serve the U.S. and Canadian markets, and believe we are one of the leading competitors by market share in these markets in an otherwise highly fragmented industry. For over 40 years, we have helped growers make growing easier and more productive. Our mission is to empower growers, farmers and cultivators with products that enable greater quality, efficiency, consistency, and speed in their grow projects.
Hydroponics is the farming of plants using soilless growing media and often artificial lighting in a controlled indoor or greenhouse environment. Hydroponics is the primary category of CEA and we use the terms CEA and hydroponics interchangeably. Our products are used to grow, farm, and cultivate cannabis, flowers, fruits, plants, vegetables, grains and herbs in controlled environment settings that allow end users to control key farming variables including temperature, humidity, CO2, light intensity spectrum, nutrient concentration and pH. Through CEA, growers are able to be more efficient with physical space, water and resources, while enjoying year-round and more rapid grow cycles as well as more predictable and abundant grow yields, when compared to other traditional growing methods.
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
During fiscal year 2021, we completed five acquisitions of branded manufacturers of CEA products, resulting in a significant expansion of our portfolio of proprietary branded products and our specialized manufacturing capabilities, including:
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
Effects of COVID-19 on Our Business
The World Health Organization recognized COVID-19 as a public health emergency of international concern on January 30, 2020, and as a global pandemic on March 11, 2020. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines and other factors remain uncertain. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders, and vaccination programs. The global pandemic and actions taken to contain COVID-19 have adversely affected the global economy and financial markets.

In response to the COVID-19 pandemic, we implemented business continuity plans designed to address the impact of the COVID-19 pandemic on our business, and we continue to follow safety protocols and other appropriate measures recommended by the Centers for Disease Control and Prevention, as well as various state and local executive orders, health orders and guidelines. We have historically and may continue to source select products from China. It is difficult to predict the extent to which COVID-19, including the emergence and spread of more transmissible variants, may continue to spread. Currently manufacturers in China and in North America are generally back in operation; however, new waves of the COVID-19 pandemic could result in the re-closure of factories in China and/or in North America. Quarantine orders and travel restrictions within the United States and other countries may also adversely impact our supply chains, the manufacturing of our own products and our ability to obtain necessary materials. We are experiencing some extended lead times in our supply chain, as well as increased shipping costs and believe the COVID-19 pandemic is a contributing factor to those extended lead times and increased costs. Although we have not, to date, experienced any material interruptions in our ability to fill our customers' orders or manufacture our own products, we may in the future be unable to obtain adequate inventory to fill purchase orders or manufacture our own products, which could adversely affect our business, results of operations and financial condition. Furthermore, potential suppliers or sources of materials may pass the increase in sourcing costs due to the COVID-19 pandemic to us through price increases, thereby impacting our potential future profit margins. We continue to monitor the COVID-19 pandemic and will adjust our mitigation strategies as necessary to address changing health, operational or financial risks that may arise.
Our customers reside in countries, primarily the U.S. and Canada, that are currently affected by the COVID-19 pandemic. Many of these customers have experienced shelter-in-place measures in attempts to contain the spread of COVID-19, including general lockdowns, closure of schools and non-essential businesses, bans on gatherings and travel restrictions.
Our business has remained resilient during the COVID-19 pandemic. As of March 31, 2022, our manufacturing and distribution operations are viewed as essential services and continue to operate. Our key suppliers, retailers and resellers have been designated as essential services and remain open at this time; however, in certain places they are operating under reduced hours and capacity limitations. The majority of U.S. and Canadian cannabis businesses have been designated as essential by U.S. State and Canadian government authorities. The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Depending on the length and severity of COVID-19, we may experience an increase or decrease in customer orders driven by volatility in consumer shopping and consumption behavior. It is difficult to assess or quantify with precision the impact COVID-19 has directly had on our business since we cannot precisely quantify the impacts, if any, that the various effects (e.g. possible positive demand impact from shelter-in-place orders in the United States, possible negative supply chain impact from workforce disruption at international and domestic suppliers and domestic ports and the possible negative impact on transportation costs) have had on the overall business. And so, while we do not believe that we are experiencing material adverse impacts at this time, given the global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the COVID-19 pandemic, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. While we believe that we are well positioned for the future as we navigate the crisis and prepare for an eventual return to a more normal operating environment, we continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans and response strategy.
Results of Operations—Comparison of three months ended March 31, 2022 and 2021
The following table sets forth our unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2022, and 2021, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended March 31,
	2022		2021		Period change
Net sales	$111,377	100.0%	$111,389	100.0%	$(12)	0.0%
Cost of goods sold	94,771	85.1%	88,166	79.2%	6,605	7.5%
Gross profit	16,606	14.9%	23,223	20.8%	(6,617)	-28.5%
Operating expenses:
Selling, general and administrative	43,003	38.6%	16,841	15.1%	26,162	155.3%
(Loss) income from operations	(26,397)	-23.7%	6,382	5.7%	(32,779)	-513.6%
Interest expense	(2,366)	-2.1%	(90)	-0.1%	(2,276)	2,528.9%
Loss on debt extinguishment	—	0.0%	(680)	-0.6%	680	n/a %
Other (expense) income, net	(102)	-0.1%	84	0.1%	(186)	-221.4%
(Loss) income before tax	(28,865)	-25.9%	5,696	5.1%	(34,561)	-606.8%
Income tax benefit (expense)	5,569	5.0%	(756)	-0.7%	6,325	-836.6%
Net (loss) income	(23,296)	-20.9%	4,940	4.4%	(28,236)	-571.6%
Net sales
Net sales for the three months ended March 31, 2022, were $111.4 million, flat compared to the same period in 2021. The flat performance of net sales for the three months ended March 31, 2022, as compared to the same period in 2021 was due to a 2.1% decline in volume of products sold (a 36.7% decline in organic sales and a 34.6% increase from recently-acquired proprietary brands), a 2.2% increase in price and mix of products sold, and 0.1% decline from unfavorable foreign exchange rates. The decrease in volume of products sold was primarily related to what we believe is a short-term oversupply, which put downward pressure on cannabis growing activity predominantly in California and Canada but also in many other US states. The increase in price was primarily related to list price increases, as well as higher freight recovery as we put multiple measures in place to combat rising freight costs. The decrease in foreign exchange related to recent strength in the U.S. Dollar relative to the Canadian Dollar and to the Euro.
Gross profit
Gross profit for the three months ended March 31, 2022, was $16.6 million, a decrease of $6.6 million, or 28.5%, compared to the same period in 2021. The decrease in gross profit for the three months ended March 31, 2022, as compared to the same period in 2021 was related to higher freight and labor costs, certain non-cash purchase accounting inventory adjustments related predominately to the purchase of IGE completed in November 2021, and an increase in the inventory obsolescence allowance of $3.2 million primarily related to certain slow-moving lighting products. These were partially offset by the aforementioned list price increases, as well as a much higher proportion of higher-margin proprietary brand sales. Our gross profit margin percentage decreased to 14.9% for the three months ended March 31, 2022 from 20.8% in the same period in 2021. The lower gross profit margin percentage is primarily due to the aforementioned adjustments.

Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2022, were $43.0 million, an increase of $26.2 million compared to the same period in 2021. The SG&A increase of $26.2 million was primarily related to (i) $13.5 million increase in amortization expense relating to intangible assets associated with our 2021 acquisitions, of which $5.9 million represented amortization expense from adjustments to useful lives that were determined in the current period, (ii) compensation costs (an increase of $3.1 million, of which $0.6 million was severance associated with a recent reduction-in-force), (iii) an impairment of a note receivable ($2.6 million; see Note 2 - Basis of Presentation and Significant Accounting Policies), (iv) share-based compensation expense (an increase of $1.8 million), (v) facility costs (an increase of $1.1 million), (vi) costs associated with the relocation of certain of our distribution centers of $1.1 million, (vii) acquisition and integration expenses of $1.0 million, and (viii) insurance costs (an increase of $0.5 million), travel (an increase of $0.3 million), and warranty costs (an increase of $0.3 million). These increases were largely the result of our accelerated M&A strategy and supporting our long-term growth strategy.
Interest expense
Interest expense for the three months ended March 31, 2022, was $2.4 million, an increase of $2.3 million compared to the same period in the prior year. The increase was due to the interest-bearing Term Loan issued in the fourth quarter of 2021 and outstanding for the full period during the first quarter of 2022.

Loss on debt extinguishment
Loss on debt extinguishment for the three months ended March 31, 2022, was zero, compared to $0.7 million in the prior year which resulted primarily from the write-off of unamortized deferred financing costs associated with the payoff of the Encina Credit Facility.
Income tax (benefit) expense

Income tax benefit for the three months ended March 31, 2022, was $5.6 million, compared to $0.8 million of income tax expense in the prior year. The Company's effective income tax rate was 19.3% for the three months ended March 31, 2022. This rate differs from the U.S. federal statutory rate of 21% primarily as a result of a reduction in the valuation allowance recorded against the Company's net deferred tax assets due to the acquisition of the IGE Entities which had an income tax rate benefit of 23.4%. In addition, as described in Note 3 - Business Combinations, the Company determined that the preliminary allocation of assets acquired related to indefinite lived trade names have a finite useful life because the expected usefulness of the trade names is limited. As a result of adjusting this provisional amount, the Company recorded a reduction to the valuation allowance, which resulted in an income tax rate benefit of 6.1%.

For the three months ended March 31, 2021, our income tax rate of 13.3% differs from the federal statutory rate of 21% primarily as a result of reducing valuation allowances on the Company's deferred tax assets related to net operating loss carryforwards.

Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). However, management believes that certain non-GAAP financial measures provide investors of our financial information with additional useful information in evaluating our performance and that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net (loss) income provides useful supplemental measures that assist in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. These non-GAAP financial measures may be different than similarly titled measures used by other companies.
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
We define Adjusted EBITDA as net income (loss) excluding interest expense, income taxes, depreciation and amortization, stock-based compensation, employer payroll taxes on stock-based compensation and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. The following table presents a reconciliation of net (loss) income, the most comparable GAAP financial measure, to Adjusted EBITDA for the three months ended March 31, 2022, and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Net (loss) income	$(23,296)	$4,940
Interest expense	2,366	90
Income tax (benefit) expense	(5,569)	756
Distribution center exit costs and other	1,086	—
Depreciation, depletion and amortization	16,941	1,591
Impairment, restructuring and other*	3,393	15
Acquisition expenses**	4,986	659
Other expense (income), net	102	(84)
Stock-based compensation***	3,076	1,258
Loss on debt extinguishment	—	680
Adjusted EBITDA	$3,085	$9,905
Adjusted EBITDA as a percent of net sales	2.8%	8.9%

(*) Includes the elimination of impairment and other. During the quarter ended March 31, 2022, impairment primary related to a Note Receivable.

(**) Includes non-cash purchase accounting inventory adjustments for House and Garden, Aurora, Greenstar and Innovative Growers Equipment of $3.9 million, the elimination of acquisition and integration consulting, transaction services and legal fees incurred for the completed Heavy 16, House and Garden, Aurora, Greenstar, and Innovative Growers Equipment acquisitions and certain potential acquisitions of $2.6 million, partially offset by the change in fair value of contingent consideration for Aurora of ($1.6 million) for the quarter ended March 31, 2022.
(***) Includes employer payroll taxes on stock-based compensation
Liquidity and Capital Resources
The following table summarizes our cash flows for the three months ended March 31, 2022, and 2021 (amounts in thousands):

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(10,155)	$(2,638)
Net cash used in investing activities	(2,385)	(445)
Net cash used in financing activities	(1,953)	(11,827)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	43	(4)
Net decrease in cash, cash equivalents and restricted cash	(14,450)	(14,914)
Cash, cash equivalents and restricted cash at beginning of period	28,384	76,955
Cash, cash equivalents and restricted cash at end of period	$13,934	$62,041
Operating Activities
Net cash used in operating activities was $10.2 million for the three months ended March 31, 2022, primarily due to a net loss of $23.3 million, partially offset by net non-cash items. Additionally, we had a $9.1 million net cash usage for working capital during the first quarter of 2022. This was primarily due to an increase of $6.8 million in accounts receivable and a decrease of $7.2 million in deferred revenue, partially offset by a $10.5 million increase in accounts payable.
Net cash used in operating activities was $2.6 million for the three months ended March 31, 2021, primarily consisting of $4.2 million in non-cash expense addbacks including depreciation and amortization and stock-based compensation expense, to reconcile net income of $4.9 million to net cash used in operating activities, less a $11.7 million increase in working capital. This change in working capital primarily reflects a $23.4 million increase in accounts receivable, inventories, prepaid expenses and other current assets, partially offset by a $14.4 million increase in accounts payable.
Investing Activities
Net cash used in investing activities was $2.4 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively, and was due primarily to purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $2.0 million for the three months ended March 31, 2022. We paid $1.6 million related to employee withholding tax in connection with the vesting of restricted stock units. In addition, we paid $0.3 million on the Term Loan.
For the three months ended March 31, 2021, net cash used in financing activities was $11.8 million and was primarily due to the payment of employee withholding tax in connection with the vesting of restricted stock units.

JPMorgan Revolving Credit Facility
On March 29, 2021, we and certain of our direct and indirect subsidiaries entered into a Senior Secured Revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders from time-to-time party thereto. The JPMorgan Credit Facility replaced the Encina Credit Facility. The JPMorgan Credit Facility is due on the earlier of March 29, 2024, or any earlier date on which the revolving commitments are reduced to zero.
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
The JPMorgan Credit Facility maintains certain reporting requirements, affirmative covenants, negative covenants and financial covenants, including, in certain situations pursuant to terms outlined in the agreement, the maintenance of a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis. We were in compliance with all debt covenants as of March 31, 2022. As of March 31, 2022, the JPMorgan Obligors had approximately $99.7 million available to borrow under the JPMorgan Credit Facility.
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
The principal amounts of the Term Loan are to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the principal amount of the Term Loan, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants, and we were in compliance with all requirements as of March 31, 2022. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets. We may request additional term loan commitments subject to certain loan conditions.
Material Cash Requirements
Our material cash requirements include interest payments on our long-term debt, operating lease payments, the payment of contingent consideration and purchase obligations to support our operations. Refer to Part I, Item 1, Financial Statements, Note 10 - Debt, Note 7 - Operating Leases, Note 3 - Business Combinations and Note 13 - Commitments, Contingencies, and Related Party Transactions for details relating to our material cash requirements for debt, our leasing arrangements, including future maturities of our operating lease liabilities, contingent consideration, and purchase obligations, respectively.

Critical Accounting Policies and Estimates
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our critical accounting policies and estimates are identified in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recently filed Form 10-K and include the discussion of estimates used in business combinations, goodwill, and long-lived assets. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements included in this Form 10-Q, and actual results could differ materially from the amounts reported. Goodwill is evaluated for impairment annually in the fourth quarter, or on an interim basis when an event occurs, or circumstances change that indicates the carrying value may not be recoverable. Such events or circumstances that may require an interim test for goodwill impairment include, but are not limited to, industry and market considerations, as well as Company financial performance. The Company did not identify a triggering event requiring a quantitative test for impairment for the three months ended March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risk has been interest rate, foreign currency and inflation risk. We do not have material exposure to commodity risk.
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of March 31, 2022, we had $124.7 million of debt subject to variable interest rates that are based on London interbank offered rate (“LIBOR”) or an alternate base rate. If these rates were to increase above their respective floors, 1% for LIBOR or 2% for an alternate base rate, by 100 basis points, our interest expense on the variable-rate debt would increase by an average of $1.1 million annually. We do not currently hedge our interest rate risks but may determine to do so in the future.
Foreign Currency Risk
The functional currencies of our foreign subsidiary operations are predominantly in the Canadian dollar (“CAD”) and the Euro. For the purposes of presenting these consolidated financial statements, the assets, and liabilities of subsidiaries with CAD or Euro functional currencies are translated into USD using exchange rates prevailing at the end of each reporting period. Income and expense items are translated at the average rate prevailing during the period with exchange differences impacting other comprehensive income (loss) in equity. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the CAD.
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
Impact of Inflation
Our results of operations and financial condition are presented based on historical costs. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. However, we cannot provide assurances that our results of operations and financial condition, will not be materially impacted by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.
ITEM 1A. RISK FACTORS

For a discussion of risk factors, please read Item 1A, "Risk Factors" in our 2021 Annual Report for the period ended December 31, 2021. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors reported in the 2021 Annual Report.
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

Hydrofarm Holdings Group, Inc.

Date: May 10, 2022	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer
(Principal Financial Officer)