Form 10-Q
period 2022-06-30
HYDROFARM HOLDINGS GROUP, INC.
filed 2022-08-09
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to
Commission File Number: 001-39773

Hydrofarm Holdings Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-4895761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1510 Main Street
Shoemakersville, Pennsylvania 19526
(707) 765-9990
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HYFM	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2022, the registrant had 45,094,226 shares of common stock, $0.0001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:
•industry conditions, including oversupply and decreasing prices of our customers' products which, in turn, has materially adversely impacted our sales and other results of operations and which may continue to do so in the future;
•the potential for future non-cash charges for the impairment of our long-lived assets and/or inventory and accounts receivable reserves;
•our liquidity;
•potential dilution that may result from equity financings while our stock prices are depressed;
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
•a disruption or breach of our information technology systems or cyber-attack;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$26,447	$26,607
Restricted cash	998	1,777
Accounts receivable, net	32,046	41,484
Inventories	157,348	189,134
Notes receivable	475	622
Prepaid expenses and other current assets	9,757	9,760
Total current assets	227,071	269,384
Property, plant and equipment, net	52,622	50,473
Operating lease right-of-use assets	51,923	45,245
Goodwill	—	204,868
Intangible assets, net	313,464	314,819
Other assets	4,169	6,453
Total assets	$649,249	$891,242
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,687	$26,685
Accrued expenses and other current liabilities	26,130	33,996
Deferred revenue	11,333	18,273
Current portion of lease liabilities	8,130	7,198
Current portion of long-term debt	2,125	2,263
Total current liabilities	71,405	88,415
Long-term lease liabilities	44,705	38,595
Long-term debt	119,019	119,517
Deferred tax liabilities	—	5,631
Other long-term liabilities	4,882	3,904
Total liabilities	240,011	256,062
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 45,011,652 and 44,618,357 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	4	4
Additional paid-in capital	779,911	777,074
Accumulated other comprehensive loss	(3,553)	(1,382)
Accumulated deficit	(367,124)	(140,516)
Total stockholders’ equity	409,238	635,180
Total liabilities and stockholders’ equity	$649,249	$891,242
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales	$97,508	$133,800	$208,885	$245,189
Cost of goods sold	90,169	104,210	184,940	192,376
Gross profit	7,339	29,590	23,945	52,813
Operating expenses:
Selling, general and administrative	25,974	27,259	66,221	44,100
Impairments	189,572	—	192,328	—
(Loss) income from operations	(208,207)	2,331	(234,604)	8,713
Interest expense	(2,424)	(54)	(4,790)	(144)
Loss on debt extinguishment	—	—	—	(680)
Other income, net	458	43	356	127
(Loss) income before tax	(210,173)	2,320	(239,038)	8,016
Income tax benefit (expense)	6,861	(63)	12,430	(819)
Net (loss) income	$(203,312)	$2,257	$(226,608)	$7,197

Net (loss) income per share:
Basic	$(4.53)	$0.06	$(5.06)	$0.20
Diluted	$(4.53)	$0.05	$(5.06)	$0.18
Weighted-average shares of common stock outstanding:
Basic	44,910,193	37,862,417	44,814,881	35,792,374
Diluted	44,910,193	42,044,929	44,814,881	40,523,686

The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(203,312)	$2,257	$(226,608)	$7,197
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(4,355)	380	(2,171)	603
Total comprehensive (loss) income	$(207,667)	$2,637	$(228,779)	$7,800
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2021	33,970,364	$3	$360,015	$822	$(148,992)	$211,848
Common stock issued upon exercise of options	69,675	—	587	—	—	587
Issuance of common stock for vesting of restricted stock units	151,423	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	(58,300)	—	(3,315)	—	—	(3,315)
Issuance of common stock under cashless warrant exercise	29,087	—	—	—	—	—
Issuance of common stock under investor warrant exercise	1,351,530	—	22,787	—	—	22,787
Issuance of common stock in connection with follow-on public offering, net of offering costs of $16,303	5,526,861	1	309,781	—	—	309,782
Issuance of common stock in connection with business combination	255,945	—	16,736	—	—	16,736
Stock-based compensation expense	—	—	1,099	—	—	1,099
Net Income	—	—	—	—	2,257	2,257
Foreign currency translation gain	—	—	—	380	—	380
Balance, June 30, 2021	41,296,585	$4	$707,690	$1,202	$(146,735)	$562,161
Balance, March 31, 2022	44,822,866	$4	$778,463	$802	$(163,812)	$615,457
Common stock issued upon exercise of options	518	—	5	—	—	5
Issuance of common stock for vesting of restricted stock units	262,176	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	(73,908)	—	(630)	—	—	(630)
Stock-based compensation expense	—	—	2,073	—	—	2,073
Net loss	—	—	—	—	(203,312)	(203,312)
Foreign currency translation loss	—	—	—	(4,355)	—	(4,355)
Balance, June 30, 2022	45,011,652	$4	$779,911	$(3,553)	$(367,124)	$409,238
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	33,499,953	$3	$364,248	$599	$(153,932)	$210,918
Common stock issued upon exercise of options	101,947	—	859	—	—	859
Issuance of common stock for vesting of restricted stock units	365,747	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	(146,660)	—	(8,821)	—	—	(8,821)
Issuance of common stock under cashless warrant exercise	341,262	—	—	—	—	—
Issuance of common stock under investor warrant exercise	1,351,530	—	22,787	—	—	22,787
Issuance of common stock in connection with follow-on public offering, net of offering costs of $16,303	5,526,861	1	309,781	—	—	309,782
Issuance of common stock in connection with business combination	255,945	—	16,736	—	—	16,736
Stock-based compensation expense	—	—	2,100	—	—	2,100
Net Income	—	—	—	—	7,197	7,197
Foreign currency translation gain	—	—	—	603	—	603
Balance, June 30, 2021	41,296,585	$4	$707,690	$1,202	$(146,735)	$562,161
Balance, January 1, 2022	44,618,357	$4	$777,074	$(1,382)	$(140,516)	$635,180
Common stock issued upon exercise of options	8,283	—	75	—	—	75
Issuance of common stock for vesting of restricted stock units	540,178	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	(155,265)	—	(2,219)	—	—	(2,219)
Issuance of common stock under cashless warrant exercise	99	—	—	—	—	—
Stock-based compensation expense	—	—	4,981	—	—	4,981
Net loss	—	—	—	—	(226,608)	(226,608)
Foreign currency translation loss	—	—	—	(2,171)	—	(2,171)
Balance, June 30, 2022	45,011,652	$4	$779,911	$(3,553)	$(367,124)	$409,238
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2022	2021
Operating activities
Net (loss) income	$(226,608)	$7,197
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	24,776	3,778
Provision for inventory obsolescence	13,443	143
Stock-based compensation expense	4,981	2,100
Non-cash operating lease expense	4,804	2,071
Impairment charges	192,328	—
Change in fair value of contingent consideration	(1,560)	260
Deferred income tax benefit	(12,430)	—
Other	375	884
Changes in assets and liabilities:
Accounts receivable	6,182	(5,055)
Inventories	21,301	(27,293)
Prepaid expenses and other current assets	(814)	(323)
Other assets	(118)	(1,025)
Accounts payable	(2,893)	8,350
Accrued expenses and other current liabilities	(6,381)	10,403
Deferred revenue	(6,708)	(130)
Lease liabilities	(3,375)	(1,851)
Other long-term liabilities	(35)	(10)
Net cash from (used in) operating activities	7,268	(501)
Investing activities
Business combinations, net of cash and cash equivalents	190	(195,816)
Purchases of property, plant and equipment	(4,522)	(691)
Other	(411)	(100)
Net cash used in investing activities	(4,743)	(196,607)
Financing activities
Proceeds from issuance of common stock upon follow-on public offering, net of offering costs	—	309,798
Proceeds from exercises of investor warrants	—	20,295
Payment of withholding tax related to restricted stock units	(2,105)	(14,910)
Borrowings under revolving credit facilities	646	69,923
Repayments of revolving credit facilities	(781)	(69,716)
Repayments of long-term debt Term Loan	(625)	—
Other	(484)	57
Net cash (used in) from financing activities	(3,349)	315,447
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(115)	73
Net (decrease) increase in cash, cash equivalents and restricted cash	(939)	118,412
Cash, cash equivalents and restricted cash at beginning of period	28,384	76,955
Cash, cash equivalents and restricted cash at end of period	$27,445	$195,367
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and, in the opinion of management, reflect all normal and recurring adjustments which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation. The Company reclassified the balance within "Impairment, restructuring and other" on the condensed consolidated statements of operations for the prior period into "Selling, general and administrative expenses" to conform to the current period presentation. The Company reclassified the balance of customer deposits previously reported in "accounts payable" into "deferred revenue" in the condensed consolidated balance sheet as of December 31, 2021, to conform to the current period presentation. The amount totaled $18,273 as of December 31, 2021.
The condensed consolidated balance sheet as of December 31, 2021, has been derived from the audited consolidated financial statements of the Company, which is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report"). These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2021 Annual Report.
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
Entity-wide information
Sales to external customers and property, plant and equipment, net in the United States and Canada, determined by the location of the subsidiaries, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
United States	$79,236	$111,356	$172,094	$202,028
Canada	19,337	23,832	40,839	46,096
Intersegment eliminations	(1,065)	(1,388)	(4,048)	(2,935)
Total consolidated net sales	$97,508	$133,800	$208,885	$245,189

	June 30, 2022	December 31, 2021
United States	$85,523	$85,167
Canada	19,022	10,551
Total property, plant and equipment, and operating lease right-of-use assets, net	$104,545	$95,718
All of the products sold by the Company are similar and classified as CEA equipment and supplies. The Company’s underlying accounting records currently do not support presentation of disaggregated net sales and any attempt to report them would be impracticable.
Note receivable
In 2019, the Company executed a note receivable secured by equipment to a third-party, the terms of which were amended and restated during the first quarter of 2021. The note receivable provided for interest and installment payments to the Company, and full maturity of the note in 2024. During the first quarter of 2022, the third-party defaulted on interest payments, and the Company measured an impairment on the note receivable based on the estimated fair value of the collateral. The Company recorded impairment losses of zero and $2,636 during the three and six months ended June 30, 2022, respectively, in “Impairments” on the condensed consolidated statements of operations. As of June 30, 2022, the note receivable carrying value was $475.
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
The amount billed to customers for shipping and handling costs included in net sales was $3,679 and $7,558 during the three and six months ended June 30, 2022, respectively, and $1,683 and $2,928 during the three and six months ended June 30, 2021, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits, are reported within deferred revenue in the condensed consolidated balance sheets, totaled $11,333 and $18,273 as of June 30, 2022, and December 31, 2021, respectively. There are no significant financing components. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
Intangible assets and goodwill
Definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives. The Company has one trade name that is considered to have an indefinite useful life. Intangible assets with finite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
Goodwill represents the excess of the acquisition price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed in a business combination less any subsequent write-downs for impairment. Goodwill is tested for impairment on an annual basis in the fourth quarter and more frequently if indicators of potential impairment exist. Impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results. The Company has determined that its reporting units for the purpose of goodwill impairment testing are the United States ("U.S.") and Canada.
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
Primarily due to a sustained decline in the Company's market value of common stock and market conditions, the Company identified a triggering event requiring a test for impairment as of June 30, 2022. Refer to Note 4 - Goodwill and Intangible Assets, Net for additional details.
Income taxes—interim tax provision
The Company recorded an income tax benefit of $6,861 and $12,430 for the three and six months ended June 30, 2022, respectively. The Company's effective income tax rate was 5.2% for the six months ended June 30, 2022, and differs from the federal statutory rate of 21% primarily due to the impairment of goodwill for certain 2021 acquisitions which was not deductible for U.S. tax purposes, increases in the Company's valuation allowance on U.S. deferred tax assets, and the establishment of a valuation allowance for Canadian deferred tax assets. As described in Note 4 - Goodwill and Intangible Assets, Net, during the three months ended June 30, 2022, the Company fully impaired the goodwill associated with all 2021 acquisitions. For the six months ended June 30, 2022, the Company recorded discrete income tax benefits of $12,058 relating primarily to measurement period adjustments associated with 2021 acquisitions, and certain tax benefits related to goodwill impairment.
The Company recorded income tax expense of $63 and $819 for the three and six months ended June 30, 2021, respectively. The Company’s effective tax rate for the six months ended June 30, 2021, differs from the federal statutory rate of 21% primarily as a result of reducing valuation allowances on the Company's deferred tax assets related to net operating loss carryforwards.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Recent accounting pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the FASB. There were no ASUs that were assessed and determined to be applicable or expected to have a material impact on the Company's condensed consolidated financial statements.
3. BUSINESS COMBINATIONS
During 2021, the Company completed five acquisitions of branded manufacturers of CEA products, resulting in a significant expansion of its portfolio of proprietary branded products and specialized manufacturing capabilities. The Company finalized the determination of its allocation of the purchase price relating to these acquisitions as of June 30, 2022.
During the first quarter of 2022, the Company evaluated and adjusted the useful lives of certain intangible assets associated with entities that were acquired during 2021. In addition, the Company determined that the preliminary allocation of assets acquired related to indefinite lived trade names have a finite useful life because the expected usefulness of the trade names is limited. As a result of these adjustments to the provisional amounts, the Company recorded $5,894 of additional amortization expense during the first quarter of 2022, which related to amortization expense that would have been recorded in the previous reporting period from the acquisition date through December 31, 2021. The intangible assets were assigned estimated useful lives as follows: (i) customer relationships: 7 to 12 years, (ii) technology, formulations and recipes: 8 to 12 years, and (iii) trade names: 15 to 20 years.
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
Pursuant to the purchase agreement, the Company was required to pay up to an additional $2,500 of contingent consideration based on $200 for each $1,000 above a $21,000 threshold for net sales in calendar year 2021. As a result, the Company recorded a liability for contingent consideration at its estimated fair value of $344 as of the acquisition date in the condensed consolidated balance sheets. The contingent consideration was estimated using a Black-Scholes valuation model, which utilized Level 3 inputs as defined in ASC 820 - Fair Value Measurements. As of December 31, 2021, contingent consideration of $200 was calculated utilizing actual net sales for the full year ended December 31, 2021, and was paid in April 2022. The amount of goodwill is fully deductible for tax purposes. The financial results of Heavy 16 are included in the U.S. operating segment since the acquisition date.
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
Pursuant to the purchase agreement, the Company was required to pay a maximum contingent consideration equal to $70,997. To the extent 2021 EBITDA of Aurora exceeded $15,556, the excess was multiplied by eleven to determine contingent consideration. As a result, the Company recorded a liability for contingent consideration at its estimated fair value of $19,300 as of the acquisition date in the condensed consolidated balance sheets. The contingent consideration was estimated using the discounted cash flow method, which estimated the incremental EBITDA based on the Company's forecasted 2021 EBITDA of Aurora as of the acquisition date, discounted to a present value as of the acquisition date using a discount rate of 15%. That measure was based on significant inputs that are not observable in the market, which utilized Level 3 inputs as defined in ASC 820 - Fair Value Measurements. The contingent consideration was remeasured to fair value at each reporting date until resolution with changes in fair value recognized within SG&A in the condensed consolidated statements of operations. As of June 30, 2022, the related contingent consideration was $15,274, and was subsequently paid in July 2022 using available cash on hand. The amount of goodwill is fully deductible for tax purposes. The financial results of Aurora are included in the U.S. operating segment since the acquisition date.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The following table sets forth the components and allocation of the purchase price for the Company's acquisition of Heavy 16, the H&G Entities, Aurora, Greenstar and the IGE Entities:

	Heavy 16	H&G Entities	Aurora	Greenstar	IGE Entities
Component of Purchase Price:
Cash	$60,287	$133,483	$133,962	$85,121	$49,129
Common stock	16,736	—	25,824	—	11,051
Contingent consideration	344	—	19,300	—	—
Forgiveness of assets and liabilities	—	—	(215)	(1,601)	722
Total purchase price	$77,367	$133,483	$178,871	$83,520	$60,902

Acquisition-related costs	$3,109	$5,063	$7,358	$3,688	$2,150

Allocation of Purchase Price:
Identifiable assets (liabilities)
Accounts receivable	$510	$3,308	$6,967	$982	$2,367
Inventories	1,451	6,559	11,031	8,728	30,592
Prepaid expenses and other current assets	34	493	1,086	447	470
Property, plant and equipment	1,078	358	37,991	1,717	4,274
Operating lease right-of-use assets	1,088	1,921	—	2,736	4,447
Other assets	25	213	—	176	—
Accounts payable	(1,055)	(1,320)	(4,360)	(777)	(21,686)
Accrued expenses and other current liabilities	(226)	(445)	(768)	(1,421)	(859)
Current portion of lease liabilities	(274)	(447)	—	(624)	(815)
Current portion of long-term debt	—	—	—	—	(482)
Long-term deferred tax liabilities	—	(25,589)	—	—	(6,769)
Long-term lease liabilities	(868)	(1,501)	—	(1,836)	(3,116)
Long-term debt	—	—	—	—	(1,434)
Other long-term liabilities	—	—	(3,840)	—	—
Net identifiable assets	1,763	(16,450)	48,107	10,128	6,989
Identifiable intangible assets
Other intangible assets	200	200	824	383	2,430
Customer relationships	5,100	12,500	6,400	11,100	6,300
Trademarks and trade names	18,500	31,400	59,100	9,100	14,000
Technology and formulations & recipes	33,600	56,200	18,000	2,800	3,800
Total identifiable intangible assets	57,400	100,300	84,324	23,383	26,530
Goodwill	18,204	49,633	46,440	50,009	27,383
Total purchase price allocation	$77,367	$133,483	$178,871	$83,520	$60,902

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Supplemental Disclosure of Financial Results
The following represents certain estimated unaudited consolidated net sales and net income amounts for the three and six months ended June 30, 2021, as if the five acquisitions had been included in the consolidated results of the Company for the entire period presented below. Management considers these estimates to represent an approximate measure of the performance of the combined Company:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Estimated ($ in millions)
Net sales	185	346
Net income	28	46
4. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Primarily due to a sustained decline in the Company's market value of common stock and market conditions, the Company identified a triggering event requiring a test for impairment as of June 30, 2022. The Company completed its goodwill impairment testing and recorded an impairment charge of $189,572 as the test determined that the carrying value of the goodwill reporting units of U.S. and Canada was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the U.S. and Canada caused by macroeconomic and industry conditions.
The Company determined the fair value of the U.S. and Canada reporting units based on an income approach, using the present value of future discounted cash flows, and based on a market approach. The fair values were reconciled to the market value of common stock of Hydrofarm to corroborate the estimates used in the interim test for impairment. Significant estimates used to determine fair value include the weighted average cost of capital, financial forecasts, and pricing multiples derived from publicly-traded companies that are comparable to the reporting units. Refer to Note 14 - Fair Value Measurements, for further discussion of valuation inputs. There was no goodwill impairment recognized during the year ended December 31, 2021. The changes in goodwill are as follows:

Goodwill
Balance at December 31, 2021	$204,868
Acquisition - IGE Entities - measurement period adjustments	(21,304)
Acquisition - Greenstar - measurement period adjustments	7,000
Acquisition - all others - measurement period adjustments and foreign currency translation adjustments, net	(992)
Impairments	(189,572)
Balance at June 30, 2022	$—
Intangible Assets, net
Intangible assets with finite lives and indefinite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. For the quarter ended June 30, 2022, the Company performed an evaluation of intangible assets for impairment in connection with the triggering event identified requiring a quantitative test for goodwill impairment. Based on the Company's evaluation, there was no impairment of intangible assets for the quarter ended June 30, 2022. However, there can be no guarantee that the Company will not record an impairment charge in the future. For a fuller discussion of the risk that such an impairment charge might be required in the future, please see “Item 1.A Risk Factors” and the risk factor captioned “Long-lived assets and inventories represent a significant portion of our total

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
assets and the Company may be required to record impairments or write-downs in future periods.” Intangible assets, net comprised the following:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$9,283	$(7,921)	$1,362	$8,814	$(7,208)	$1,606
Customer relationship	100,456	(20,894)	79,562	101,222	(16,517)	84,705
Technology, formulations and recipes	114,319	(10,469)	103,850	110,561	(3,630)	106,931
Trade names	131,838	(6,728)	125,110	—	—	—
Other	4,839	(4,060)	779	2,428	(1,744)	684
Total finite-lived intangible assets, net	360,735	(50,072)	310,663	223,025	(29,099)	193,926
Indefinite-lived intangible asset:
Trade names	2,801	—	2,801	120,773	—	120,773
Other	—	—	—	120	—	120
Total Intangible assets, net	$363,536	$(50,072)	$313,464	$343,918	$(29,099)	$314,819
Amortization expense related to intangibles was $6,245 and $20,991 for the three and six months ended June 30, 2022, respectively. Amortization expense related to intangibles was $1,766 and $2,972 for the three and six months ended June 30, 2021, respectively. Amortization expense in 2022 includes the impact from intangible assets recorded in connection with five acquisitions completed during the year ended December 31, 2021. The following are the estimated useful lives and the weighted-average amortization period as of June 30, 2022, for the major classes of finite-lived intangible assets:

	Useful lives	Weighted-average amortization period
Computer software	5 years	4 years
Customer relationships	7 to 18 years	11 years
Technology, formulations and recipes	8 to 12 years	11 years
Trade names	15 to 20 years	19 years
The estimated aggregate future amortization expense for intangible assets subject to amortization as of June 30, 2022, is summarized below:

Estimated Future Amortization Expense
For the period of July 1, 2022 to December 31, 2022	$12,509
Year ending December 31,
2023	24,583
2024	24,312
2025	24,209
2026	24,131
Thereafter	200,919
Total	$310,663

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
The following table presents information necessary to calculate basic and diluted EPS for the three and six months ended June 30, 2022, and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(203,312)	$2,257	$(226,608)	$7,197
Weighted-average shares of common stock outstanding	44,910,193	37,862,417	44,814,881	35,792,374
Dilutive effect of warrants using the treasury stock method	—	2,030,346	—	2,435,405
Dilutive effect of restricted stock units using the treasury stock method	—	1,441,790	—	1,550,076
Dilutive effect of stock options using the treasury stock method	—	710,376	—	745,831
Diluted weighted-average shares of common stock outstanding	44,910,193	42,044,929	44,814,881	40,523,686
Basic EPS	$(4.53)	$0.06	$(5.06)	$0.20
Diluted EPS	$(4.53)	$0.05	$(5.06)	$0.18
The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential common shares as their inclusion would have an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Shares subject to warrants outstanding	17,669	2,822,764	17,669	3,261,951
Shares subject to unvested performance based and restricted stock units	1,071,053	1,554,156	1,071,053	1,659,654
Shares subject to stock options outstanding	695,769	857,528	695,769	884,774
6. ACCOUNTS RECEIVABLE, NET, AND INVENTORIES
Accounts receivable, net comprised the following:

	June 30, 2022	December 31, 2021
Trade accounts receivable	$30,626	$35,511
Allowance for doubtful accounts	(1,098)	(1,156)
Other receivables	2,518	7,129
Total accounts receivable, net	$32,046	$41,484

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Inventories comprised the following:

	June 30, 2022	December 31, 2021
Finished goods	$121,512	$145,298
Work-in-process	10,541	5,967
Raw materials	42,120	41,399
Allowance for inventory obsolescence	(16,825)	(3,530)
Total inventories	$157,348	$189,134
The allowance for inventory obsolescence increased during the six months ended June 30, 2022, primarily a result of a reserve for certain lighting products. Inventories are stated at the lower of cost or net realizable value, and the Company maintains an allowance for excess and obsolete inventory that is based upon assumptions about future demand and market conditions.
7. OPERATING LEASES
The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2032. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 10 years. However, these options are generally not reflected in the calculation of the right-of-use assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company incurred operating lease costs of $3,022 and $5,619, during the three and six months ended June 30, 2022. respectively, and $1,678 and $3,172, during the three and six months ended June 30, 2021, respectively. These costs are included primarily within selling, general and administrative expense in the condensed consolidated statements of operations.
Supplemental balance sheet information related to the Company’s operating leases are as follows:

	June 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets, net of accumulated amortization	$51,923	$45,245
Total leased assets	$51,923	$45,245
Liabilities
Current portion of lease liabilities	$8,130	$7,198
Long-term lease liabilities	44,705	38,595
Total lease liabilities	$52,835	$45,793

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
As of June 30, 2022, future minimum lease payments under non-cancelable operating leases are as follows:

Operating
For the period of July 1, 2022 to December 31, 2022	$4,931
Year ending December 31,
2023	9,283
2024	9,009
2025	8,333
2026	6,824
2027	6,369
Thereafter	14,208
Total rental payments	58,957
Less portion representing interest	(6,122)
Total principal	52,835
Less current portion	(8,130)
Long-term portion	$44,705
During the three months ended March 31, 2022, the Company executed a lease for approximately 303,000 square feet of warehouse space in Shoemakersville, Pennsylvania, and recorded right-of-use assets for operating leases for $10,463.
The future minimum lease payments for executed non-cancelable operating leases not yet commenced are as follows:

Operating
For the period of July 1, 2022 to December 31, 2022	$—
Year ending December 31,
2023	3,254
2024	3,174
2025	3,502
2026	3,846
2027	3,954
Thereafter	21,955
Total rental payments	$39,685

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment comprised the following:

	June 30, 2022	December 31, 2021
Machinery and equipment	$27,296	$25,177
Peat bogs and related development	10,595	8,686
Building and improvements	9,592	9,510
Land	6,101	6,120
Leasehold improvements	3,359	3,207
Computer equipment	3,461	3,197
Furniture and fixtures	4,059	2,867
Gross property, plant and equipment	64,463	58,764
Less: accumulated depreciation	(11,841)	(8,291)
Total property, plant and equipment, net	$52,622	$50,473
Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,590 and $3,785 for the three and six months ended June 30, 2022, respectively. Depreciation, depletion and amortization expense related to property, plant and equipment, net was $421 and $806 for the three and six months ended June 30, 2021, respectively.
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	June 30, 2022	December 31, 2021
Accrued compensation and benefits	$2,982	$3,713
Freight, custom and duty accrual	1,971	2,094
Goods in transit accrual	741	3,473
Income tax accrual	—	729
Contingent consideration	15,274	17,034
Other accrued liabilities	5,162	6,953
Total accrued expenses and other current liabilities	$26,130	$33,996
10. DEBT
Debt is comprised of the following:

	June 30, 2022	December 31, 2021
Term loan - net of unamortized discount and deferred financing costs of $5,587 and $6,025 at June 30, 2022, and December 31, 2021, respectively	$118,788	$118,975
Other	2,356	2,805
Total debt	$121,144	$121,780

Current portion of long-term debt	$2,125	$2,263
Long-term debt - net of unamortized discount and deferred financing costs of $5,587 and $6,025 at June 30, 2022, and December 31, 2021, respectively	119,019	119,517
Total debt	$121,144	$121,780

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Senior Secured Term Loan
On October 25, 2021, Hydrofarm Holdings Group, Inc. and certain of its direct and indirect subsidiaries (the "Obligors") entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders, pursuant to which the Company borrowed a $125,000 senior secured term loan (“Term Loan”). The Term Loan bears interest at LIBOR (with a 1.0% floor) plus 5.50%, or an alternative base rate (with a 2.0% floor), plus 4.50%, and is subject to a call premium of 2% in year one, 1% in year two, and 0% thereafter, and matures on October 25, 2028 ("Maturity Date"). Effective June 30, 2022, the Company entered into a six-month rate lock at LIBOR of 2.88% plus 5.50%, for an all-in rate of 8.38% through December 30, 2022. Deferred financing costs and discount totaled $6,190 at inception of the Term Loan, and are being amortized to interest expense over the term of the loan. For the three months ended June 30, 2022, the effective interest rate was 7.34% and interest expense was $2,281, which includes amortization of deferred financing costs of $220. For the six months ended June 30, 2022, the effective interest rate was 7.32% and interest expense was $4,530, which includes amortization of deferred financing costs of $438.
The principal amounts of the Term Loan are required to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the principal amount of the Term Loan, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is also required to make mandatory prepayments upon the occurrence of certain events, including (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) selling assets that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. There were no such mandatory prepayments made since inception of the Term Loan. As of June 30, 2022, and December 31, 2021, the outstanding principal balance on the Term Loan was $124,375 and $125,000, respectively.
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants, and the Company was in compliance with all requirements as of June 30, 2022. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company. The Company may request additional term loan commitments subject to certain loan conditions.
JPMorgan Revolving Credit Facility
On March 29, 2021, the Obligors entered into a Senior Secured Revolving Credit Facility (the "Revolving Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders from time to time party thereto. The Revolving Credit Facility is due on the earlier of March 29, 2024, or any earlier date on which the revolving commitments are reduced to zero.
The three-year Revolving Credit Facility had a borrowing limit of $50,000 with an option to request an increase in the revolving commitment by up to $25,000, drawn in $5,000 increments, for a total not to exceed $75,000, subject to customary conditions. On August 31, 2021, the Obligors entered into an amendment (the "First Amendment") to increase their original borrowing limit to $100,000. In connection with the First Amendment, the Company's previously acquired subsidiaries became party to the Revolving Credit Facility as either borrowers or as guarantors. The Revolver maintains an interest rate of LIBOR plus 1.95% and has a 0.0% LIBOR floor. A fee of 0.25% per annum is charged for available but unused borrowings as defined. On October 25, 2021, the Company and its subsidiaries entered into a second amendment (the “Second Amendment”), with JPMorgan Chase Bank, N.A., pursuant to which the parties consented to the Term Loan described above and made certain conforming changes to comport with the Term Loan provisions.
The unamortized debt issuance costs were $794 as of June 30, 2022, and are included in Other assets in the condensed consolidated balance sheets. Debt issuance costs are being amortized to interest expense over the term of the Revolver.
The Revolving Credit Facility is an asset-based facility that is secured by a first lien on the working capital assets of the Company and a second lien on the non-working capital assets of the Company (including most of the Company’s subsidiaries). The borrowing base is based on a detailed monthly calculation of the sum of (a) a percentage of the Eligible Accounts at such time, plus (b) the lesser of (i) a percentage of the Eligible Inventory, at such time, valued at the lower of cost or market value, determined on a first-in-first-out basis, and (ii) the product of a percentage multiplied by the Net Orderly Liquidation Value percentage identified in the most recent inventory appraisal ordered by the Administrative Agent multiplied by the Eligible Inventory, valued at the lower of cost or market value, determined on a first-in-first-out basis, minus (c) Reserves (each of the

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
defined terms above, as defined in the Revolving Credit Facility documents). As of June 30, 2022, the Company would be able to borrow approximately $70 million under the Revolving Credit Facility.
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability (as defined in the Revolving Credit Facility documents) is less than $10,000, the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability is more than $10,000 for thirty consecutive days. The Company must also comply with a higher fixed charge coverage ratio of 1.15x in order to consummate permitted acquisitions and to make restricted payments, but no such acquisitions or payments are currently contemplated. As of June 30, 2022, the Company is in compliance with the covenants contained in the Revolving Credit Facility.
As of June 30, 2022, and December 31, 2021, the Company had zero borrowed under the facility.
Other Debt
Other debt is primarily comprised of approximately $2,250 in finance lease obligations and $106 in a foreign subsidiary's other debt.
Encina Credit Facility
On July 11, 2019, the Company and certain of its direct and indirect subsidiaries (the “Encina Obligors”) entered into the Encina Credit Facility through a certain Loan and Security Agreement whereby the Encina Obligors obtained a revolving asset-based loan commitment in the maximum amount of $45,000 (inclusive of a limit of up to $15,000 of borrowings for the Canadian borrowers and a swingline facility of up to $2,000), subject to applicable borrowing base availability, through Encina Business Credit, LLC. The Encina Credit Facility was due on the earlier of July 11, 2022, or 90 days prior to the scheduled maturity date of the Brightwood Loan Services LLC Term Loan. The Encina Credit Facility was secured by working capital assets and a second lien on non-working capital assets. The Encina Credit Facility was repaid in December 2020 and replaced in March 2021 by the Revolving Credit Facility (as defined above). The unamortized deferred financing costs and early termination fees totaling $680 were recognized as a loss on debt extinguishment in the condensed consolidated statements of operations for the six months ended June 30, 2021.
11. STOCKHOLDERS’ EQUITY
Warrants
On July 19, 2021, the Company completed the redemption ("Redemption") of certain of its outstanding warrants (the "Investor Warrants") that were issued in connection with a private placement of units (the "private placement"), each unit consisting of a share of common stock and a warrant to purchase an additional one-half (1/2) shares of common stock.
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
As of June 30, 2022, the following table summarizes the outstanding warrants:

	Number of Warrants	Exercise Price
Placement agent warrants	11,662	$8.43
Placement agent warrants	6,007	$16.86
Total	17,669	$11.30
12. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options, nonqualified stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of June 30, 2022, a total of 1,628,154 shares are available for grant under the 2020 Plan.
Restricted Stock Unit ("RSU") Activity
RSUs granted to certain executives, employees and members of the Board generally have a time-based vesting requirement (based on continuous employment). The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the six months ended June 30, 2022, the Company granted RSU awards that are expected to vest either (i) ratably over a three-year period on each anniversary of the grant date, or (ii) with three vesting tranches, the first of which occurred on the grant date, and the following two tranches on each subsequent anniversary of the grant date. The following table summarizes the activity related to the Company's RSUs for the six months ended June 30, 2022. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the six months ended June 30, 2022:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2021	1,087,608	$9.71
Granted	460,486	$13.10
Vested	(546,535)	$10.43
Forfeited	(38,564)	$45.11
Balance, June 30, 2022	962,995	$9.50
As of June 30, 2022, total unamortized stock-based compensation cost related to unvested RSUs was $7,617 and the weighted-average period over which the compensation is expected to be recognized is 1.37 years. For the three and six months ended June 30, 2022, the Company recognized $1,849 and $4,648, respectively, of total stock-based compensation expense for RSUs. As of June 30, 2022, there were 6,357 RSUs which had vested, but were not yet issued due to the recipients' elections to defer the awards.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Performance Stock Unit ("PSU") Activity
During the six months ended June 30, 2022, the Company granted PSU awards that are subject to a one-year vesting requirement (based on continuous employment) and contain performance conditions based on certain performance metrics. The following table summarizes the activity related to the Company's PSUs for the six months ended June 30, 2022:

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2021	—	$—
Granted	116,113	$15.74
Forfeited	(8,055)	$15.74
Balance, June 30, 2022	108,058	$15.74
As of June 30, 2022, total unamortized stock-based compensation cost related to unvested PSUs was $425 and the weighted-average period over which the compensation is expected to be recognized is less than one year. For the three and six months ended June 30, 2022, respectively, the Company recognized $115 and $160 of total stock-based compensation expense for PSUs.
Stock options
The following table summarizes the stock option activity for the six months ended June 30, 2022:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2021	720,549	$9.57	$2.21	7.37
Granted	4,250	$13.12	$12.95
Exercised	(8,283)	$9.01	$2.12
Cancelled	(1,030)	$9.57	$4.06
Forfeited	(19,717)	$11.37	$6.22
Outstanding as of June 30, 2022	695,769	$9.54	$2.16	6.49
Options exercisable as of June 30, 2022	566,670	$8.87	$1.23	6.25
Vested and expected to vest as of June 30, 2022	695,769	$9.54	$2.16	6.49
The following table summarizes the unvested stock option activity for the six months ended June 30, 2022:

	Number	Weighted average grant date fair value
Unvested as of December 31, 2021	202,515	$5.04
Granted	4,250	$12.95
Vested	(57,949)	$2.60
Forfeited	(19,717)	$6.22
Unvested as of June 30, 2022	129,099	$6.22
As of June 30, 2022, total compensation cost related to unvested awards not yet recognized was $680 and the weighted-average period over which the compensation is expected to be recognized is 1.80 years. For the three and six months ended June 30, 2022, respectively, the Company recognized $109 and $173 of total stock-based compensation expense for stock options.

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
Related party transactions — Hydrofarm Distribution Center
The Company leased a distribution center in Petaluma, California from entities in which a related party was a stockholder. For the three and six months ended June 30, 2021, rent expense for the month-to-month lease totaled $319 and $639, respectively.
14. FAIR VALUE MEASUREMENTS
The following table summarizes the estimated fair value of the Company's assets and liabilities for which disclosure of fair value is required:

		June 30, 2022		December 31, 2021
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan	Level 2	$124,375	$114,425	$125,000	$121,250
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
Nonrecurring fair value measurements include the Company’s goodwill impairment recognized during the three and six months ended June 30, 2022, as determined based on unobservable Level 3 inputs. Refer to Note 4 - Goodwill and Intangible Assets, Net, for further discussion.

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

Market Conditions and Goodwill Impairment
Primarily due to a sustained decline in the Company's market value of common stock and market conditions, we identified a triggering event requiring a test for goodwill impairment as of June 30, 2022. We completed our goodwill impairment testing and recorded an impairment charge of $189.6 million as the test determined that the carrying value of the goodwill reporting units of U.S. and Canada was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the U.S. and Canada caused by macroeconomic and industry conditions.
We determined the fair value of the U.S. and Canada reporting units based on an income approach, using the present value of future discounted cash flows, and based on a market approach. The fair values were reconciled to the market value of common stock of Hydrofarm to corroborate the estimates used in the interim test for impairment. The fair value determinations were a reflection of recent sales declines we have experienced, which we believe are primarily a result of an agricultural oversupply impacting our market, and a reduction to our current year profitability and loss from operations. The extent to which these market conditions will continue to impact our business, results of operations, and cash flows are uncertain and difficult to predict at this time. As a result of market conditions and our inventory balance, we have reduced manufacturing and production levels, and in certain cases, implemented temporary employee furloughs all of which may continue in future periods.
We also review intangible assets with finite lives and indefinite lives for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Further, we maintain an allowance for excess and obsolete inventory that is based upon assumptions about future demand and market conditions. During the three and six months ended June 30, 2022, our condensed consolidated statements of operations were negatively impacted by $10.2 million and $13.4 million, respectively, of increases to our allowance for inventory obsolescence primarily due to certain lighting products. It is possible we may incur an impairment charge related to intangible assets in the future, or additional increases to our allowance for inventory obsolescence in future periods depending on market and industry conditions.
Effects of COVID-19 on Our Business
The World Health Organization recognized COVID-19 as a global pandemic on March 11, 2020, and COVID-19 has had significant and ongoing negative impacts on global societies, workplaces, economies and health systems. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including at various times physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders, and vaccination programs, but despite these efforts, COVID-19 has persisted, has mutated into new variants, and is expected to become endemic. We have implemented business continuity plans and followed safety protocols as recommended by government guidelines, and we will continue to do so as the state of COVID-19 evolves. As of the filing of this Quarterly Report, our operations are not impacted by any COVID-19 related facility closures, lockdown measures, travel restrictions or similar limitations. However, new waves of COVID-19 or its variants could cause the reinstatement of such limitations, and such limitations may adversely impact our supply chains, the manufacturing of our own products and our ability to obtain necessary materials, all of which could adversely affect our business, results of operations and financial condition. We have historically and may continue to source select products from China. We are experiencing some extended lead times in our supply chain, as well as increased shipping costs and believe the COVID-19 pandemic is a contributing factor to those extended lead times and increased costs. Furthermore, potential suppliers or sources of materials may pass the increase in sourcing costs due to the COVID-19 pandemic to us through price increases, thereby impacting our potential future profit margins.
The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. It is difficult to assess or quantify with precision the impact COVID-19 has directly had on our business since we cannot precisely quantify the impacts, if any, that the various effects have had on the overall business. We believe COVID-19 may have provided a positive demand impact in 2020 and 2021 from shelter-in-place orders in the United States, a possible negative supply chain impact from workforce disruption at international and domestic suppliers, and a possible negative growth rate impact in 2022 due to agricultural oversupply initiated during the height of COVID-related shelter-in-place orders in 2020 and 2021. We continue to monitor the COVID-19 pandemic and will adjust our mitigation strategies as necessary to address changing health, operational or financial risks that may arise.

Results of Operations—Comparison of three and six months ended June 30, 2022 and 2021
The following table sets forth our unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2022, and 2021, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended June 30,
	2022		2021		Period change
Net sales	$97,508	100.0%	$133,800	100.0%	$(36,292)	-27.1%
Cost of goods sold	90,169	92.5%	104,210	77.9%	(14,041)	-13.5%
Gross profit	7,339	7.5%	29,590	22.1%	(22,251)	-75.2%
Operating expenses:
Selling, general and administrative	25,974	26.6%	27,259	20.4%	(1,285)	-4.7%
Impairments	189,572	194.4%	—	0.0%	189,572	n/a
(Loss) income from operations	(208,207)	-213.5%	2,331	1.7%	(210,538)	-9,032.1%
Interest expense	(2,424)	-2.5%	(54)	0.0%	(2,370)	4,388.9%
Loss on debt extinguishment	—	0.0%	—	0.0%	—	n/a
Other income, net	458	0.5%	43	0.0%	415	965.1%
(Loss) income before tax	(210,173)	-215.5%	2,320	1.7%	(212,493)	-9,159.2%
Income tax benefit (expense)	6,861	7.0%	(63)	0.0%	6,924	-10,990.5%
Net (loss) income	$(203,312)	-208.5%	$2,257	1.7%	$(205,569)	-9,108.1%

	Six months ended June 30,
	2022		2021		Period change
Net sales	$208,885	100.0%	$245,189	100.0%	$(36,304)	-14.8%
Cost of goods sold	184,940	88.5%	192,376	78.5%	(7,436)	-3.9%
Gross profit	23,945	11.5%	52,813	21.5%	(28,868)	-54.7%
Operating expenses:
Selling, general and administrative	66,221	31.7%	44,100	18.0%	22,121	50.2%
Impairments	192,328	92.1%	—	0.0%	192,328	n/a
(Loss) income from operations	(234,604)	-112.3%	8,713	3.6%	(243,317)	-2,792.6%
Interest expense	(4,790)	-2.3%	(144)	-0.1%	(4,646)	3,226.4%
Loss on debt extinguishment	—	0.0%	(680)	-0.3%	680	n/a
Other income, net	356	0.2%	127	0.1%	229	180.3%
(Loss) income before tax	(239,038)	-114.4%	8,016	3.3%	(247,054)	-3,082.0%
Income tax benefit (expense)	12,430	6.0%	(819)	-0.3%	13,249	-1,617.7%
Net (loss) income	$(226,608)	-108.5%	$7,197	2.9%	$(233,805)	-3,248.6%

Net sales
Net sales for the three months ended June 30, 2022, were $97.5 million, a decrease of $36.3 million, or 27.1% compared to the same period in 2021. Net sales for the six months ended June 30, 2022, were $208.9 million, a decrease of $36.3 million, or 14.8%, compared to the same period in 2021.
The 27.1% decrease in net sales for the three months ended June 30, 2022, as compared to the same period in 2021, was due to a 29.9% decline in volume of products sold (a 43.4% decline in organic sales and a 13.5% increase from recently-acquired proprietary brands), a 3.1% increase in price and mix of products sold, and 0.3% decline from unfavorable foreign exchange rates. The decrease in volume of products sold was primarily related to an agricultural oversupply, which put downward pressure on cannabis growing activity predominantly in California and Canada but also in many other U.S. states. The increase in price was primarily related to list price increases, as well as higher freight recovery. The decrease in foreign exchange related to recent strength in the U.S. Dollar relative to the Canadian Dollar and to the Euro.
The 14.8% decrease in net sales for the six months ended June 30, 2022, as compared to the same period in 2021, was due to a 17.4% decline in volume of products sold (a 40.5% decline in organic sales and a 23.1% increase from recently-acquired proprietary brands), a 2.8% increase in price and mix of products sold, and a 0.2% decline from unfavorable foreign exchange rates. The decrease in volume of products sold was primarily related to the aforementioned oversupply in the cannabis industry. The increase in price was primarily related to list price increases, as well as higher freight recovery as we put multiple measures in place to combat rising freight costs. The decrease in foreign exchange related to recent strength in the U.S. Dollar relative to the Canadian Dollar and to the Euro.
Gross profit
Gross profit for the three months ended June 30, 2022, was $7.3 million, a decrease of $22.3 million, or 75.2%, compared to the same period in 2021. Gross profit for the six months ended June 30, 2022, was $23.9 million, a decrease of $28.9 million, or 54.7%, compared to the same period in 2021.
The decrease in gross profit for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily related to (i) the aforementioned decrease in net sales and (ii) a significant decrease in our gross profit margin percentage (gross profit as a percent of net sales). Our gross profit margin percentage decreased to 7.5% for the three months ended June 30, 2022, from 22.1% in the same period in 2021. The lower gross profit margin percentage is primarily due to an increase in the inventory obsolescence allowance of $10.2 million primarily related to certain lighting products. Also negatively impacting gross profit margin were freight and labor costs which were higher as percentage of net sales. These were partially offset by the aforementioned list price increases, as well as a higher proportion of higher-margin proprietary brand sales.
The decrease in gross profit for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily related to (i) the aforementioned decrease in net sales and (ii) a significant decrease in our gross profit margin percentage (gross profit as a percent of net sales). Our gross profit margin percentage decreased to 11.5% for the three months ended June 30, 2022, from 21.5% in the same period in 2021. The lower gross profit margin percentage is primarily due to an increase in the inventory obsolescence allowance of $13.4 million primarily related to certain lighting products. Also negatively impacting gross profit margin were freight and labor costs which were higher as percentage of net sales. These were partially offset by the aforementioned list price increases, as well as a proportion of higher-margin proprietary brand sales.
Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2022, were $26.0 million, a decrease of $1.3 million compared to the same period in 2021. SG&A expenses for the six months ended June 30, 2022, was $66.2 million, an increase of $22.1 million compared to the same period in 2021.
The $1.3 million decrease in SG&A for the three months ended June 30, 2022, compared to prior year was primarily related to (i) an $8.4 million decrease in acquisition and integration expenses, and (ii) a $0.4 million decrease in consulting and professional fees. These decreases were partially offset by (i) a $4.7 million increase in depreciation, depletion and amortization expense, (ii) an $1.0 million increase in facility costs, (iii) a $0.8 million increase in share-based compensation expense, (iv) a $0.6 million increase in compensation expense (primarily salaries and benefits for employees from companies acquired in 2021), of which $0.2 million was severance associated with a recent reduction-in-force, (v) a $0.4 million increase in insurance costs.
The $22.1 million increase in SG&A for the six months ended June 30, 2022, compared to prior year was primarily related to (i) an $18.6 million increase in depreciation, depletion and amortization expense, of which $5.9 million represented amortization expense from adjustments to useful lives that were determined this year, (ii) a $3.7 million increase in compensation costs (primarily salaries and benefits for employees from companies acquired in 2021), of which $0.8 million was severance associated with a recent reduction-in-force, (iii) a $2.7 million increase in share-based compensation, (iv) a $2.0 million increase in facility costs, (v) an $1.4 million of costs associated with the relocation of certain of our distribution centers, (vi) a $0.9 million increase in insurance costs, and (vii) a $0.7 million increase in travel costs. These increases were partially offset by (i) an $8.0 million decrease in acquisition and integration expenses, and (ii) a $0.9 million decrease in consulting and professional fees.
Impairments
The Company recorded a goodwill impairment charge of $189.6 million for the three and six months ended June 30, 2022, as we determined that the carrying value of the goodwill reporting units of U.S. and Canada was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the U.S. and Canada caused by macroeconomic and industry conditions. For the six months ended June 30, 2022, the Company also recorded, in the fiscal first quarter, an impairment of a note receivable of $2.6 million.
Interest expense
Interest expense for the three months ended June 30, 2022, was $2.4 million, an increase of $2.4 million compared to the same period in the prior year. Interest expense for the six months ended June 30, 2022, was $4.8 million, an increase of $4.6 million compared to the same period in the prior year. The increase was due to the interest-bearing Term Loan entered into in the fourth quarter of 2021 and outstanding for the full period during the first half of 2022.
Loss on debt extinguishment
Loss on debt extinguishment for the six months ended June 30, 2022, was zero, compared to $0.7 million in the prior year which resulted primarily from the write-off of unamortized deferred financing costs associated with the payoff of the Encina Credit Facility.
Income tax (benefit) expense
Income tax benefit for the three months ended June 30, 2022, was $6.9 million, compared to $0.1 million of income tax expense in the prior year. Income tax benefit for the six months ended June 30, 2022, was $12.4 million, compared to $0.8 million of income tax expense in the prior year. Our effective income tax rate was 5.2% for the six months ended June 30, 2022, and differs from the U.S. federal statutory rate of 21% primarily due to the impairment of goodwill for certain 2021 acquisitions which was not deductible for U.S. tax purposes, increases in our valuation allowance on U.S. deferred tax assets, and the establishment of a valuation allowance for Canadian deferred tax assets. As described in Note 4 - Goodwill and Intangible Assets, Net, during the three months ended June 30, 2022, we fully impaired the goodwill associated with all 2021 acquisitions. For the six months ended June 30, 2022, we recorded discrete income tax benefits of $12.1 million relating primarily to measurement period adjustments associated with 2021 acquisitions, and certain tax benefits related to goodwill impairment.
For the six months ended June 30, 2021, our income tax rate of 10.2% differs from the federal statutory rate of 21% primarily as a result of reducing valuation allowances on the our deferred tax assets related to net operating loss carryforwards.

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
• Adjusted EBITDA excludes depreciation, depletion and amortization, and although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;
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
We define Adjusted EBITDA as net income (loss) excluding interest expense, income taxes, depreciation, depletion and amortization, stock-based compensation, employer payroll taxes on stock-based compensation and other unusual and/or infrequent costs, which we do not consider in our evaluation of ongoing operating performance. The following table presents a reconciliation of net (loss) income, the most comparable GAAP financial measure, to Adjusted EBITDA for the three and six months ended June 30, 2022, and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(203,312)	$2,257	$(226,608)	$7,197
Interest expense	2,424	54	4,790	144
Income tax (benefit) expense	(6,861)	63	(12,430)	819
Distribution center exit costs and other[1]	289	—	1,375	—
Depreciation, depletion and amortization	7,835	2,187	24,776	3,778
Impairments[2]	189,572	—	192,328	—
Severance and other[3]	334	1	971	16
Acquisition expenses[4]	1,249	9,566	6,235	10,225
Stock-based compensation[5]	2,080	1,258	5,156	2,516
Investor warrant solicitation fees[6]	—	844	—	844
Other income, net	(458)	(43)	(356)	(127)
Loss on debt extinguishment	—	—	—	680
Adjusted EBITDA	$(6,848)	$16,187	$(3,763)	$26,092
Adjusted EBITDA as a percent of net sales	(7.0)%	12.1%	(1.8)%	10.6%

1. Relates to costs incurred to exit and relocate distribution centers in California and Pennsylvania including lease exit costs, transportation, and labor related costs.
2. The Company completed its goodwill impairment testing and recorded an impairment charge of $189.6 million in the three months ended June 30, 2022, due to market softness in demand in the U.S. and Canada. During the quarter ended March 31, 2022, impairment primarily related to a $2.6 million charge associated with a note receivable that originated in 2019 associated with a third party independent processor serving the CBD market.
3. Severance costs incurred during the three and six months ended June 30, 2022, related to workforce reductions to optimize our cost structure.
4. For the three months ended June 30, 2022, this includes non-cash purchase accounting inventory adjustments for House & Garden and Greenstar $0.4 million, and the elimination of acquisition and integration consulting, transaction services and legal fees incurred for the completed Heavy 16, House & Garden, Aurora, Greenstar, and the Innovative Growers Equipment acquisitions and certain potential acquisitions of $0.8 million. For the six months ended June 30, 2022, this includes non-cash purchase accounting inventory adjustments for House & Garden, Aurora, Greenstar and the Innovative Growers Equipment of $4.4 million, the elimination of acquisition and integration consulting, transaction services and legal fees incurred for the completed Heavy 16, House & Garden, Aurora, Greenstar, and Innovative Growers Equipment acquisitions and certain potential acquisitions of $3.4 million, partially offset by the change in fair value of contingent consideration for Aurora of ($1.6 million).
5. Includes stock-based compensation and related employer payroll taxes on stock-based compensation for the periods presented.
6. Reflects the elimination of one-time investor warrant solicitation fees.
Liquidity and Capital Resources
The following table summarizes our cash flows for the six months ended June 30, 2022, and 2021 (amounts in thousands):

	Six months ended June 30,
	2022	2021
Net cash from (used in) operating activities	$7,268	$(501)
Net cash used in investing activities	(4,743)	(196,607)
Net cash (used in) from financing activities	(3,349)	315,447
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(115)	73
Net (decrease) increase in cash, cash equivalents and restricted cash	(939)	118,412
Cash, cash equivalents and restricted cash at beginning of period	28,384	76,955
Cash, cash equivalents and restricted cash at end of period	$27,445	$195,367
Operating Activities
Net cash from operating activities was $7.3 million for the six months ended June 30, 2022, primarily due to $7.2 million net cash inflow from a reduction of working capital. This included a decrease of $21.3 million in inventories and a decrease of $6.2 million in accounts receivable, partially offset by decreases of $6.7 million in deferred revenue and $6.4 million in accrued expenses and other current liabilities.
Net cash used in operating activities was $0.5 million for the six months ended June 30, 2021, primarily consisting of $9.2 million in non-cash expense addbacks, which were largely composed of depreciation, depletion and amortization, stock-based compensation expense, non-cash operating lease and other non-cash expense, to reconcile net income of $7.2 million to net cash used in operating activities, less a $16.9 million increase in working capital. This change in working capital primarily reflects an aggregate increase of $33.7 million in accounts receivable, inventories, prepaid expenses and other current assets, and other assets for the period offset by an aggregate net increase of $16.8 million in accounts payable, accrued expenses and other current liabilities, and a decrease in lease liabilities due to payments on lease obligations during the period.
Investing Activities
Net cash used in investing activities was $4.7 million for the six months ended June 30, 2022, and was due primarily to purchases of property, plant and equipment, which increased over prior year due to our acquired companies' greater capital requirements.

Net cash used in investing activities for the six months ended June 30, 2021, was $196.6 million, due mostly to the Heavy 16 and the House & Garden acquisitions we completed during the period. The outflows associated with the Heavy 16 acquisition and the House & Garden acquisitions totaled $195.8 million.
Financing Activities
Net cash used in financing activities was $3.3 million for the six months ended June 30, 2022. We paid $2.1 million related to employees' withholding tax in connection with the vesting of restricted stock units. In addition, we paid $0.6 million on the Term Loan.
Net cash from financing activities for the six months ended June 30, 2021, was $315.4 million. We received proceeds of $309.8 million from our follow-on offering, and received an additional $20.3 million from the redemption ("Redemption") of investor warrants. We received the remaining balance of the $56.8 million of gross proceeds from the Redemption in July 2021. We also paid $14.9 million related to employees' withholding tax in connection with the vesting of restricted stock units.
Liquidity
Our ability to make investments in our business, service our debt and maintaining strong liquidity will depend upon our ability to generate excess operating cash flows through our operating subsidiaries. Based on current levels of operations, we believe that our cash flows from operations, combined with our current cash levels and borrowing availability, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital needs through the next twelve months of operations.
If necessary, we believe that we could supplement our cash position through sales/leasebacks, asset sales and an equity financing. We are hopeful that none of these actions will be necessary in the down market we are currently experiencing. However, we also believe it is prudent to be prepared if required and, accordingly, are engaged in the preliminary process of evaluating and preparing to implement such steps should it prove necessary.
Senior Secured Term Loan
On October 25, 2021, we and certain of our direct and indirect subsidiaries entered into the Term Loan with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders, pursuant to which we borrowed a $125.0 million senior secured term loan. The Term Loan bears interest at LIBOR (with a 1.0% floor) plus 5.50%, or an alternative base rate (with a 2.0% floor), plus 4.50%, and is subject to a call premium of 2% in year one, 1% in year two, and 0% thereafter, and matures on October 25, 2028. We received net proceeds of $119.9 million in 2021 from the Term Loan after deducting discounts and deferred financing costs.
The principal amounts of the Term Loan are to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the principal amount of the Term Loan, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants, and we were in compliance with all requirements as of June 30, 2022. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets. We may request additional term loan commitments subject to certain loan conditions.
JPMorgan Revolving Credit Facility
On March 29, 2021, we and certain of our direct and indirect subsidiaries entered into a Senior Secured Revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders from time-to-time party thereto. The Revolving Credit Facility replaced the Encina Credit Facility. The Revolving Credit Facility is due on the earlier of March 29, 2024, or any earlier date on which the revolving commitments are reduced to zero.
The Revolving Credit Facility has been amended since its origination in connection with modifications to increase the borrowing limit and to consent to the Term Loan.
The three-year Revolving Credit Facility has a borrowing limit of $100 million subject to customary conditions. The Revolver maintains an interest rate of LIBOR plus 1.95% and has a 0.0% LIBOR floor. A fee of 0.25% per annum is charged for available but unused borrowings as defined. The Revolving Credit Facility is an asset-based facility that is secured by a first lien on the working capital assets of the Company and a second lien on the non-working capital assets of the Company (including most of the Company’s subsidiaries). The borrowing base is based on a detailed monthly calculation of the sum of

(a) a percentage of the Eligible Accounts at such time, plus (b) the lesser of (i) a percentage of the Eligible Inventory, at such time, valued at the lower of cost or market value, determined on a first-in-first-out basis, and (ii) the product of a percentage multiplied by the Net Orderly Liquidation Value percentage identified in the most recent inventory appraisal ordered by the Administrative Agent multiplied by the Eligible Inventory, valued at the lower of cost or market value, determined on a first-in-first-out basis, minus (c) Reserves (each of the defined terms above, as defined in the Revolving Credit Facility documents). As of June 30, 2022, the Company would be able to borrow approximately $70 million under the Revolving Credit Facility.
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability (as defined in the Revolving Credit Facility documents) is less than $10,000, the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability is more than $10,000 for P30D consecutive days. The Company must also comply with a higher fixed charge coverage ratio of 1.15x in order to consummate permitted acquisitions and to make restricted payments, but no such acquisitions or payments are currently contemplated. As of June 30, 2022, the Company is in compliance with the covenants contained in the Revolving Credit Facility.
As of June 30, 2022, and December 31, 2021, the Company had zero borrowed under the facility.
Material Cash Requirements
Our material cash requirements include interest payments on our long-term debt, operating lease payments, the payment of contingent consideration, which was subsequently paid out in cash in July 2022, and purchase obligations to support our operations. Refer to Part I, Item 1, Financial Statements, Note 10 - Debt, Note 7 - Operating Leases, Note 3 - Business Combinations and Note 13 - Commitments, Contingencies, and Related Party Transactions for details relating to our material cash requirements for debt, our leasing arrangements, including future maturities of our operating lease liabilities, contingent consideration, and purchase obligations, respectively.
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
Goodwill is evaluated for impairment annually in the fourth quarter, or on an interim basis when an event or change in circumstances occurs, indicating that the carrying value may not be recoverable. Primarily due to a decline in the Company's market value of common stock and market conditions, the Company identified a triggering event requiring a test for impairment as of June 30, 2022. The Company completed its goodwill impairment testing and recorded an impairment charge due to market softness in demand in the U.S. and Canada. The Company determined the fair value of the U.S. and Canada reporting units based on an income approach, using the present value of future discounted cash flows, and based on a market approach. Significant estimates used to determine fair value include the weighted average cost of capital, financial forecasts, and pricing multiples derived from publicly-traded companies that are comparable to the reporting units. The fair values were reconciled to the market value of common stock of Hydrofarm to corroborate the estimates used in the interim test for impairment.
Intangible assets with finite lives and indefinite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. For the quarter ended June 30, 2022, the Company performed an evaluation of intangible assets for impairment in connection with the triggering event identified requiring a quantitative test for goodwill impairment. This impairment evaluation includes a comparison of the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Based on the Company's evaluation, there was no impairment of intangible assets or other long lived assets for the quarter ended June 30, 2022.
The Company believes that the intangible asset impairment evaluations were based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Changes to or a failure to achieve our projected business assumptions, including growth and profitability, could result in a valuation that would trigger an impairment in future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risk has been interest rate, foreign currency and inflation risk. We do not have material exposure to commodity risk.
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of June 30, 2022, we had $124.4 million of debt subject to variable interest rates that are based on London interbank offered rate (“LIBOR”) or an alternate base rate. If these rates were to increase by 100 basis from the rates in effect as of June 30, 2022, our interest expense on the variable-rate debt would increase by an average of $1.2 million annually. We do not currently hedge our interest rate risks but may determine to do so in the future.
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
ITEM 1A. RISK FACTORS
For a discussion of risk factors, please read Item 1A, "Risk Factors" in our 2021 Annual Report. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been the following material changes with respect to such risk factors.
Long-lived assets and inventories represent a significant portion of our total assets and we may be required to record impairments or write-downs in future periods.
Our condensed consolidated balance sheet as of June 30, 2022, includes $313.5 million of intangible assets, net, $157.3 million of inventories, $52.6 million of property, plant, and equipment, net, and $51.9 million of operating lease right-of-use assets. During the three months ended June 30, 2022, we recorded a $189.6 million goodwill impairment charge due to a decline in the estimated fair value of our reporting units. During the three months ended June 30, 2022, we recorded additional allowances for inventory obsolescence of $10.2 million primarily due to certain durable lighting products.
Long-lived assets, such as intangible assets, property, plant and equipment and operating lease right-of-use assets are reviewed for impairment whenever events, changes or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If we were to conclude that a future write-down of our long-lived assets is necessary, we would have to record the appropriate charge, which could result in a material adverse effect on our results of operations. Inventories consist of manufactured goods, goods acquired for resale, and materials consumed in business operations. Inventories are stated at the lower of cost or net realizable value, and the Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about future demand and market conditions. The Company has experienced recent sales declines, which we believe are primarily a result of agricultural oversupply impacting our market. The extent to which these market conditions will continue to impact our business, results of operations, and cash flows are uncertain and difficult to predict at this time, and may result in lower margins, inventory write-downs, and impairments of our long-lived assets which could have a material adverse effect on our business, financial condition and results of operations.
If we fail to manage our inventory effectively, our results of operations, financial condition and liquidity may be materially and adversely affected.
Our business requires us to manage inventory effectively. We depend on our forecasts of demand for, and popularity of, various products to make purchase decisions and to manage our inventory of stock-keeping units. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Demand may be affected by seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our consumers may not purchase products in the quantities that we expect. It may be difficult to accurately forecast demand and determine appropriate levels of product or components. From time to time in the normal course of business, we enter into agreements with our suppliers pursuant to which we are required to purchase minimum amounts of inventory over a defined time period. We receive favorable pricing terms in exchange for this arrangement, but such agreements could lead to an oversupply of inventory. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any of the above may materially and adversely affect our business, financial condition and results of operations.
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

Hydrofarm Holdings Group, Inc.

Date: August 9, 2022	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer
(Principal Financial Officer)