Form 10-Q
period 2022-09-30
HYDROFARM HOLDINGS GROUP, INC.
filed 2022-11-09
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to
Commission File Number: 001-39773

Hydrofarm Holdings Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-4895761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1510 Main Street
Shoemakersville, Pennsylvania 19555
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2022, the registrant had 45,170,429 shares of common stock, $0.0001 par value per share, outstanding.

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
•the potential for future charges associated with the impairment of our long-lived assets, inventory allowances and purchase commitment losses, and accounts receivable reserves;
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

•our long-term non-cancellable leases under which many of our facilities operate, and our ability to renew or terminate our leases;

•our reliance on, and relationships with, a limited base of key suppliers for certain products;
•our ability to keep pace with technological advances;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$16,493	$26,607
Restricted cash	—	1,777
Accounts receivable, net	23,800	41,484
Inventories	137,035	189,134
Note receivable	475	622
Prepaid expenses and other current assets	8,852	9,760
Total current assets	186,655	269,384
Property, plant and equipment, net	51,224	50,473
Operating lease right-of-use assets	49,251	45,245
Goodwill	—	204,868
Intangible assets, net	306,168	314,819
Other assets	3,976	6,453
Total assets	$597,274	$891,242
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,044	$26,685
Accrued expenses and other current liabilities	12,505	33,996
Deferred revenue	7,066	18,273
Current portion of lease liabilities	8,009	7,198
Current portion of long-term debt	2,101	2,263
Total current liabilities	48,725	88,415
Long-term lease liabilities	42,710	38,595
Long-term debt	118,807	119,517
Deferred tax liabilities	—	5,631
Other long-term liabilities	4,527	3,904
Total liabilities	214,769	256,062
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 45,125,768 and 44,618,357 shares issued and outstanding at September 30, 2022, and December 31, 2021, respectively)	5	4
Additional paid-in capital	781,430	777,074
Accumulated other comprehensive loss	(8,267)	(1,382)
Accumulated deficit	(390,663)	(140,516)
Total stockholders’ equity	382,505	635,180
Total liabilities and stockholders’ equity	$597,274	$891,242
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales	$74,155	$123,822	$283,040	$369,011
Cost of goods sold	68,291	93,833	253,231	286,209
Gross profit	5,864	29,989	29,809	82,802
Operating expenses:
Selling, general and administrative	26,186	32,395	92,407	76,495
Impairments	—	—	192,328	—
(Loss) income from operations	(20,322)	(2,406)	(254,926)	6,307
Interest expense	(3,073)	(132)	(7,863)	(276)
Loss on debt extinguishment	—	—	—	(680)
Other income (expense), net	615	(41)	971	86
(Loss) income before tax	(22,780)	(2,579)	(261,818)	5,437
Income tax (expense) benefit	(759)	19,844	11,671	19,025
Net (loss) income	$(23,539)	$17,265	$(250,147)	$24,462

Net (loss) income per share:
Basic	$(0.52)	$0.39	$(5.57)	$0.64
Diluted	$(0.52)	$0.37	$(5.57)	$0.58
Weighted-average shares of common stock outstanding:
Basic	45,089,286	43,760,975	44,907,355	38,497,925
Diluted	45,089,286	46,288,075	44,907,355	42,494,624
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(23,539)	$17,265	$(250,147)	$24,462
Other comprehensive loss:
Foreign currency translation loss	(4,714)	(2,640)	(6,885)	(2,037)
Total comprehensive (loss) income	$(28,253)	$14,625	$(257,032)	$22,425
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2021	41,296,585	$4	$707,690	$1,202	$(146,735)	$562,161
Common stock issued upon exercise of options	23,464	—	198	—	—	198
Issuance of common stock for vesting of restricted stock units	287,236	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	(57,709)	—	(2,984)	—	—	(2,984)
Issuance of common stock under cashless warrant exercise	77,047	—	—	—	—	—
Issuance of common stock under investor warrant exercise	2,016,117	—	33,992	—	—	33,992
Issuance of common stock in connection with business combination	456,499	—	25,824	—	—	25,824
Stock-based compensation expense	—	—	1,226	—	—	1,226
Net income	—	—	—	—	17,265	17,265
Foreign currency translation loss	—	—	—	(2,640)	—	(2,640)
Balance, September 30, 2021	44,099,239	$4	$765,946	$(1,438)	$(129,470)	$635,042
Balance, June 30, 2022	45,011,652	$4	$779,911	$(3,553)	$(367,124)	$409,238
Issuance of common stock for vesting of restricted stock units	159,526	1	—	—	—	1
Shares repurchased for withholding tax on restricted stock units	(45,410)	—	(149)	—	—	(149)
Stock-based compensation expense	—	—	1,668	—	—	1,668
Net loss	—	—	—	—	(23,539)	(23,539)
Foreign currency translation loss	—	—	—	(4,714)	—	(4,714)
Balance, September 30, 2022	45,125,768	$5	$781,430	$(8,267)	$(390,663)	$382,505
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	33,499,953	$3	$364,248	$599	$(153,932)	$210,918
Common stock issued upon exercise of options	125,411	—	1,057	—	—	1,057
Issuance of common stock for vesting of restricted stock units	652,983	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	(204,369)	—	(11,805)	—	—	(11,805)
Issuance of common stock under cashless warrant exercise	418,309	—	—	—	—	—
Issuance of common stock under investor warrant exercise	3,367,647	—	56,779	—	—	56,779
Issuance of common stock in connection with follow-on public offering, net of offering costs of $16,303	5,526,861	1	309,781	—	—	309,782
Issuance of common stock in connection with business combination	712,444	—	42,560	—	—	42,560
Stock-based compensation expense	—	—	3,326	—	—	3,326
Net income	—	—	—	—	24,462	24,462
Foreign currency translation loss	—	—	—	(2,037)	—	(2,037)
Balance, September 30, 2021	44,099,239	$4	$765,946	$(1,438)	$(129,470)	$635,042
Balance, January 1, 2022	44,618,357	$4	$777,074	$(1,382)	$(140,516)	$635,180
Common stock issued upon exercise of options	8,283	—	75	—	—	75
Issuance of common stock for vesting of restricted stock units	699,704	1	—	—	—	1
Shares repurchased for withholding tax on restricted stock units	(200,675)	—	(2,368)	—	—	(2,368)
Issuance of common stock under cashless warrant exercise	99	—	—	—	—	—
Stock-based compensation expense	—	—	6,649	—	—	6,649
Net loss	—	—	—	—	(250,147)	(250,147)
Foreign currency translation loss	—	—	—	(6,885)	—	(6,885)
Balance, September 30, 2022	45,125,768	$5	$781,430	$(8,267)	$(390,663)	$382,505
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2022	2021
Operating activities
Net (loss) income	$(250,147)	$24,462
Adjustments to reconcile net (loss) income to net cash from (used in) operating activities:
Depreciation, depletion and amortization	33,215	8,638
Provision for inventory obsolescence	16,348	1,052
Stock-based compensation expense	6,649	3,326
Non-cash operating lease expense	7,275	3,678
Impairments	192,328	—
Change in fair value of contingent consideration	(1,560)	(126)
Deferred income tax benefit	(12,387)	(21,252)
Other	1,064	434
Changes in assets and liabilities:
Accounts receivable	13,135	(1,740)
Inventories	37,146	(51,071)
Prepaid expenses and other current assets	(42)	2,350
Other assets	(76)	(2,567)
Accounts payable	(6,542)	(362)
Accrued expenses and other current liabilities	(4,462)	16,505
Deferred revenue	(10,971)	2,190
Lease liabilities	(5,328)	(3,118)
Other long-term liabilities	(155)	91
Net cash from (used in) operating activities	15,490	(17,510)
Investing activities
Business combinations, net of cash and cash equivalents	190	(415,918)
Purchases of property, plant and equipment	(7,113)	(3,069)
Other	(463)	(420)
Net cash used in investing activities	(7,386)	(419,407)
Financing activities
Proceeds from issuance of common stock upon follow-on public offering, net of offering costs	—	309,781
Proceeds from exercises of investor warrants	—	56,779
Payment of withholding tax related to restricted stock units	(2,381)	(17,894)
Borrowings under revolving credit facilities	773	96,970
Repayments of revolving credit facilities	(891)	(70,680)
Repayments of Term Loan	(938)	—
Payments to settle contingent consideration	(15,574)	—
Other	(469)	(509)
Net cash (used in) from financing activities	(19,480)	374,447
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(515)	(29)
Net decrease in cash, cash equivalents and restricted cash	(11,891)	(62,499)
Cash, cash equivalents and restricted cash at beginning of period	28,384	76,955
Cash, cash equivalents and restricted cash at end of period	$16,493	$14,456
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and, in the opinion of management, reflect all normal and recurring adjustments which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation. The Company reclassified the balance within "Impairment, restructuring and other" on the condensed consolidated statements of operations for the prior period into "Selling, general and administrative expenses" to conform to the current period presentation. The Company reclassified the balance of customer deposits, totaling $18,273 as of December 31, 2021, previously reported in "accounts payable" into "deferred revenue" in the condensed consolidated balance sheet as of December 31, 2021, to conform to the current period presentation. Consistent with the reclassifications on the condensed consolidated balance sheet, the Company made corresponding reclassifications to conform with the current period presentation in the condensed consolidated statement of cash flows.
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
Entity-wide information
Sales to external customers and property, plant and equipment, and operating lease right-of-use assets, net in the United States and Canada, determined by the location of the subsidiaries, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
United States	$61,234	$104,623	$233,328	$306,651
Canada	13,605	21,268	54,444	67,364
Intersegment eliminations	(684)	(2,069)	(4,732)	(5,004)
Total consolidated net sales	$74,155	$123,822	$283,040	$369,011

	September 30, 2022	December 31, 2021
United States	$82,419	$85,167
Canada	18,056	10,551
Total property, plant and equipment, and operating lease right-of-use assets, net	$100,475	$95,718
All of the products sold by the Company are similar and classified as CEA equipment and supplies. The Company’s underlying accounting records currently do not support presentation of disaggregated net sales and any attempt to report them would be impracticable.
Note receivable
In 2019, the Company executed a note receivable secured by equipment to a third-party, the terms of which were amended and restated during the first quarter of 2021. The note receivable provided for interest and installment payments to the Company, and full maturity of the note in 2024. During the first quarter of 2022 the third-party defaulted on interest payments, and the Company measured an impairment on the note receivable based on the estimated fair value of the collateral. The Company recorded impairment losses of zero and $2,636 during the three and nine months ended September 30, 2022, respectively, in “Impairments” on the condensed consolidated statements of operations. There were no impairment losses recorded in the three and nine months ended September 30, 2021. As of September 30, 2022, the note receivable carrying value was $475.
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
The amount billed to customers for shipping and handling costs included in net sales was $3,103 and $10,661 during the three and nine months ended September 30, 2022, respectively, and $2,242 and $5,170 during the three and nine months ended September 30, 2021, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits, are reported within deferred revenue in the condensed consolidated balance sheets, totaled $7,066 and $18,273 as of September 30, 2022, and December 31, 2021, respectively. There are no significant financing components. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
Intangible assets and goodwill
Definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives. The Company has one trade name that is considered to have an indefinite useful life. Intangible assets with finite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
Goodwill represents the excess of the acquisition price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed in a business combination less any subsequent write-downs for impairment. Goodwill is tested for impairment on an annual basis in the fourth quarter and more frequently if indicators of potential impairment exist. Impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or one level below an operating segment (also known as a component), for which discrete financial information is available and segment management regularly reviews the operating results. The Company has determined that its reporting units for the purpose of goodwill impairment testing are the U.S. and Canada.
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
Primarily due to a sustained decline in the Company's market value of common stock and market conditions, the Company identified a triggering event requiring a test for impairment as of June 30, 2022. As a result of the triggering event and subsequent testing for impairment, the Company fully impaired its Goodwill to zero as of June 30, 2022, but determined that no impairment was needed for intangible assets. During the three months ended September 30, 2022, the Company assessed whether a triggering event had occurred which would again require testing the intangible assets for impairment, however, no triggering event was identified. Refer to Note 4 - Goodwill and Intangible Assets, Net for additional details.
Income taxes—interim tax provision
The Company recorded income tax expense and an income tax benefit of $759 and $11,671 for the three and nine months ended September 30, 2022, respectively. The effective income tax rate for the three months ended September 30, 2022, was (3.3%). Given the Company's valuation allowances, there was no significant income tax benefit recorded from the pre-tax loss during the three months ended September 30, 2022, and the Company recorded tax expense in certain profitable jurisdictions. The Company's effective income tax rate was 4.5% for the nine months ended September 30, 2022, and differs from the federal statutory rate of 21% primarily due to the impairment of goodwill for certain 2021 acquisitions which was not deductible for U.S. tax purposes, increases in the Company's valuation allowance on U.S. deferred tax assets, and the establishment of a valuation allowance for Canadian deferred tax assets. As described in Note 4 - Goodwill and Intangible Assets, Net, during the three months ended June 30, 2022, the Company fully impaired the goodwill associated with all 2021 acquisitions. For the nine

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
months ended September 30, 2022, the Company recorded discrete income tax benefits of $12,058 relating primarily to measurement period adjustments associated with 2021 acquisitions, and certain tax benefits related to goodwill impairment.
The Company recorded an income tax benefit of $19,844 and $19,025 for the three and nine months ended September 30, 2021, respectively. The Company’s effective tax rate for the nine months ended September 30, 2021, differs from the federal statutory rate of 21% primarily as a result of reducing valuation allowances on the Company's net deferred tax assets due to certain acquisitions in the prior year.
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
Aurora Acquisition
On July 1, 2021, the Company acquired 100% of the issued and outstanding membership interests of Gotham Properties LLC (“Gotham Properties”), Aurora Innovations, LLC (“Aurora Innovations”), Aurora International, LLC (“Aurora International” and, together with Gotham Properties and Aurora Innovations, “Aurora”), a manufacturer of plant fertility product lines. As a result of the acquisition, the Company further broadened its proprietary branded offering into the plant nutrients and grow media category complementing other product offerings. The preliminary acquisition fair value of the consideration transferred for Aurora was $178,871, consisting of $133,962 in cash, $25,824 of the Company's common stock, $19,300 contingent consideration and $215 forgiveness of accounts payable. The fair value of the common stock issued was determined based on the closing market price of the Company's common stock on the acquisition date. The forgiveness of accounts payable represents an effective settlement of a preexisting relationship between the parties.
Pursuant to the purchase agreement, the Company was required to pay a maximum contingent consideration equal to $70,997. To the extent 2021 EBITDA of Aurora exceeded $15,556, the excess was multiplied by eleven to determine contingent consideration. As a result, the Company recorded a liability for contingent consideration at its estimated fair value of $19,300 as of the acquisition date in the condensed consolidated balance sheets. The contingent consideration was estimated using the discounted cash flow method, which estimated the incremental EBITDA based on the Company's forecasted 2021 EBITDA of Aurora as of the acquisition date, discounted to a present value as of the acquisition date using a discount rate of 15%. That measure was based on significant inputs that are not observable in the market, which utilized Level 3 inputs as defined in ASC 820 - Fair Value Measurements. The contingent consideration was remeasured to fair value at each reporting date until resolution with changes in fair value recognized within “Selling, general and administrative expenses” ("SG&A") in the condensed consolidated statements of operations. The contingent consideration of $15,274 was paid in July 2022 using available cash on hand. The amount of goodwill is fully deductible for tax purposes. The financial results of Aurora are included in the U.S. operating segment since the acquisition date.
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Supplemental Disclosure of Financial Results
The following represents estimated unaudited consolidated net sales and net income amounts for the three and nine months ended September 30, 2021, as if the five acquisitions had been included in the consolidated results of the Company for the entire period presented below. The estimated 2021 net income presented below also includes the impact of the aforementioned allocation adjustments to the useful lives of certain intangible assets, resulting in additional expense attributed to the 2021 periods presented. Management considers these estimates to represent an approximate measure of the performance of the combined Company:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	Estimated ($ in millions)
Net sales	$136	$482
Net income	$24	$70
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

Goodwill
Balance at December 31, 2021	$204,868
Acquisition - IGE Entities - measurement period adjustments	(21,304)
Acquisition - Greenstar - measurement period adjustments	7,000
Acquisition - all others - measurement period adjustments and foreign currency translation adjustments, net	(992)
Impairments	(189,572)
Balance at September 30, 2022	$—
Intangible assets, net
Intangible assets with finite lives and indefinite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. For the quarter ended June 30, 2022, the Company performed an evaluation of intangible assets for impairment in connection with the triggering event identified requiring a quantitative test for goodwill impairment. Based on the Company's evaluation, there was no impairment of intangible assets for the quarter ended June 30, 2022. No such triggering event was identified during the three months ended September 30, 2022, however, there can be no guarantee that the Company will not record an impairment charge in the future. For a fuller discussion of the risk that such an impairment charge might be required in the future, please see “Item 1.A Risk Factors” and the risk factor

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
captioned “Long-lived assets and inventories represent a significant portion of our total assets and the Company may be required to record impairments or write-downs in future periods.” Intangible assets, net comprised the following:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$9,422	$(7,966)	$1,456	$8,814	$(7,208)	$1,606
Customer relationship	99,790	(22,679)	77,111	101,222	(16,517)	84,705
Technology, formulations and recipes	114,151	(12,894)	101,257	110,561	(3,630)	106,931
Trade names	131,292	(8,373)	122,919	—	—	—
Other	4,762	(4,138)	624	2,428	(1,744)	684
Total finite-lived intangible assets, net	359,417	(56,050)	303,367	223,025	(29,099)	193,926
Indefinite-lived intangible asset:
Trade names	2,801	—	2,801	120,773	—	120,773
Other	—	—	—	120	—	120
Total Intangible assets, net	$362,218	$(56,050)	$306,168	$343,918	$(29,099)	$314,819
Amortization expense related to intangible assets was $6,218 and $27,209 for the three and nine months ended September 30, 2022, respectively. Amortization expense related to intangible assets was $3,197 and $6,169 for the three and nine months ended September 30, 2021, respectively. Amortization expense includes the impact from intangible assets recorded in connection with five acquisitions completed during the year ended December 31, 2021. The following are the estimated useful lives and the weighted-average amortization period as of September 30, 2022, for the major classes of finite-lived intangible assets:

	Useful lives	Weighted-average amortization period
Computer software	5 years	3 years
Customer relationships	7 to 18 years	11 years
Technology, formulations and recipes	8 to 12 years	10 years
Trade names	15 to 20 years	18 years
The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2022, is summarized below:

Estimated Future Amortization Expense
For the period of October 1, 2022 to December 31, 2022	$6,176
Year ending December 31,
2023	24,488
2024	24,396
2025	24,247
2026	23,940
Thereafter	200,120
Total	$303,367

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
The following table presents information necessary to calculate basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(23,539)	$17,265	$(250,147)	$24,462
Weighted-average shares of common stock outstanding	45,089,286	43,760,975	44,907,355	38,497,925
Dilutive effect of warrants using the treasury stock method	—	710,760	—	1,860,523
Dilutive effect of restricted stock units using the treasury stock method	—	1,175,279	—	1,424,184
Dilutive effect of stock options using the treasury stock method	—	641,061	—	711,992
Diluted weighted-average shares of common stock outstanding	45,089,286	46,288,075	44,907,355	42,494,624
Basic EPS	$(0.52)	$0.39	$(5.57)	$0.64
Diluted EPS	$(0.52)	$0.37	$(5.57)	$0.58
The computation of the weighted-average shares of common stock outstanding for diluted EPS includes the following potential common shares attributable to common stockholders using the treasury stock method for the weighted-average period during which the units were outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Shares subject to warrants outstanding	—	1,073,839	—	2,532,580
Shares subject to unvested performance based and restricted stock units	—	1,294,652	—	1,536,886
Shares subject to stock options outstanding	—	808,127	—	858,952

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential common shares as their inclusion would have an anti-dilutive effect on diluted EPS attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Shares subject to warrants outstanding	17,669	—	17,669	—
Shares subject to unvested performance based and restricted stock units	1,220,733	66,451	1,220,733	29,816
Shares subject to stock options outstanding	682,361	44	682,361	11
6. ACCOUNTS RECEIVABLE, NET, AND INVENTORIES
Accounts receivable, net comprised the following:

	September 30, 2022	December 31, 2021
Trade accounts receivable	$23,015	$35,511
Allowance for doubtful accounts	(2,238)	(1,156)
Other receivables	3,023	7,129
Total accounts receivable, net	$23,800	$41,484
Inventories comprised the following:

	September 30, 2022	December 31, 2021
Finished goods	$104,535	$145,298
Work-in-process	6,888	5,967
Raw materials	45,308	41,399
Allowance for inventory obsolescence	(19,696)	(3,530)
Total inventories	$137,035	$189,134
The allowance for inventory obsolescence increased during the nine months ended September 30, 2022, primarily a result of a reserve for certain lighting products. Inventories are stated at the lower of cost or net realizable value, and the Company maintains an allowance for excess and obsolete inventory that is based upon assumptions about future demand and market conditions.
7. OPERATING LEASES
The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2032. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 10 years. However, these options are generally not reflected in the calculation of the right-of-use assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company incurred operating lease costs of $2,929 and $8,548, during the three and nine months ended September 30, 2022, respectively, and $2,429 and $5,601, during the three and nine months ended September 30, 2021, respectively. These costs are included primarily within SG&A in the condensed consolidated statements of operations.
The Company has operating subleases which have been accounted for by reference to the underlying asset subject to the lease, primarily as an offset to rent expense within SG&A. For the three and nine months ended September 30, 2022, the

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Company recorded sublease income of $387 and $897, respectively. For the three and nine months ended September 30, 2021, the Company recorded sublease income of $28 and $85, respectively.
Supplemental balance sheet information related to the Company’s operating leases are as follows:

	September 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets, net of accumulated amortization	$49,251	$45,245
Total leased assets	$49,251	$45,245
Liabilities
Current portion of lease liabilities	$8,009	$7,198
Long-term lease liabilities	42,710	38,595
Total lease liabilities	$50,719	$45,793
As of September 30, 2022, future minimum lease payments under non-cancelable operating leases are as follows:

Operating
For the period of October 1, 2022 to December 31, 2022	$2,514
Year ending December 31,
2023	9,212
2024	8,956
2025	8,329
2026	6,827
2027	6,365
Thereafter	14,223
Total lease payments	56,426
Less portion representing interest	(5,707)
Total principal	50,719
Less current portion	(8,009)
Long-term portion	$42,710
In January 2022, the Company executed a lease for approximately 303,000 square feet of warehouse space in Shoemakersville, Pennsylvania, which commenced in March 2022, and recorded right-of-use assets for operating leases for $10,463.
The future minimum lease payments for executed non-cancelable operating leases not yet commenced are as follows:

Operating
For the period of October 1, 2022 to December 31, 2022	$—
Year ending December 31,
2023	2,628
2024	2,978
2025	3,285
2026	3,609
2027	3,710
Thereafter	20,599
Total lease payments	$36,809

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net comprised the following:

	September 30, 2022	December 31, 2021
Machinery and equipment	$27,760	$25,177
Peat bogs and related development	10,333	8,686
Building and improvements	9,713	9,510
Land	6,087	6,120
Furniture and fixtures	4,051	2,867
Computer equipment	3,432	3,197
Leasehold improvements	3,091	3,207
Gross property, plant and equipment	64,467	58,764
Less: accumulated depreciation	(13,243)	(8,291)
Total property, plant and equipment, net	$51,224	$50,473
Depreciation, depletion and amortization expense related to property, plant and equipment, net was $2,221 and $6,006 for the three and nine months ended September 30, 2022, respectively. Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,662 and $2,469 for the three and nine months ended September 30, 2021, respectively.
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	September 30, 2022	December 31, 2021
Accrued compensation and benefits	$2,624	$3,713
Freight, custom and duty accrual	1,314	2,094
Goods in transit accrual	1,459	3,473
Income tax accrual	716	729
Contingent consideration	—	17,034
Other accrued liabilities	6,392	6,953
Total accrued expenses and other current liabilities	$12,505	$33,996
10. DEBT
Debt comprised the following:

	September 30, 2022	December 31, 2021
Term loan - net of unamortized discount and deferred financing costs of $5,364 and $6,025 at September 30, 2022, and December 31, 2021, respectively	$118,698	$118,975
Other	2,210	2,805
Total debt	$120,908	$121,780

Current portion of long-term debt	$2,101	$2,263
Long-term debt - net of unamortized discount and deferred financing costs of $5,364 and $6,025 at September 30, 2022, and December 31, 2021, respectively	118,807	119,517
Total debt	$120,908	$121,780

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Senior Secured Term Loan
On October 25, 2021, Hydrofarm Holdings Group, Inc. and certain of its direct and indirect subsidiaries (the "Obligors") entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders, pursuant to which the Company borrowed a $125,000 senior secured term loan (“Term Loan”). The Term Loan bears interest at LIBOR (with a 1.0% floor) plus 5.50%, or an alternative base rate (with a 2.0% floor), plus 4.50%, and is subject to a call premium of 2% in year one, 1% in year two, and 0% thereafter, and matures on October 25, 2028 ("Maturity Date"). Effective June 30, 2022, the Company entered into a six-month LIBOR interest rate of 2.88% plus 5.50%, for an all-in rate of 8.38% through December 30, 2022. Deferred financing costs and discount totaled $6,190 at inception of the Term Loan, and are being amortized to interest expense over the term of the loan. For the three months ended September 30, 2022, the effective interest rate was 9.21% and interest expense was $2,886, which includes amortization of deferred financing costs of $223. For the nine months ended September 30, 2022, the effective interest rate was 7.95% and interest expense was $7,416, which includes amortization of deferred financing costs of $661.
The principal amounts of the Term Loan are required to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the principal amount of the Term Loan, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is also required to make mandatory prepayments upon the occurrence of certain events, including (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) selling assets that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. There were no such mandatory prepayments made since inception of the Term Loan. As of September 30, 2022, and December 31, 2021, the outstanding principal balance on the Term Loan was $124,062 and $125,000, respectively.
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants, and the Company was in compliance with all requirements as of September 30, 2022. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company. The Company may request additional term loan commitments subject to certain loan conditions.
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
The unamortized debt issuance costs were $680 as of September 30, 2022, and are included in Other assets in the condensed consolidated balance sheets. Debt issuance costs are being amortized to interest expense over the term of the Revolver.
The Revolving Credit Facility is an asset-based facility that is secured by a first lien on the working capital assets of the Company and a second lien on the non-working capital assets of the Company (including most of the Company’s subsidiaries). The borrowing base is based on a detailed monthly calculation of the sum of (a) a percentage of the Eligible Accounts at such time, plus (b) the lesser of (i) a percentage of the Eligible Inventory, at such time, valued at the lower of cost or market value, determined on a first-in-first-out basis, and (ii) the product of a percentage multiplied by the Net Orderly Liquidation Value percentage identified in the most recent inventory appraisal ordered by the Administrative Agent multiplied by the Eligible Inventory, valued at the lower of cost or market value, determined on a first-in-first-out basis, minus (c) Reserves (each of the

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
defined terms above, as defined in the Revolving Credit Facility documents). As of September 30, 2022, the Company would be able to borrow approximately $62 million under the Revolving Credit Facility.
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability (as defined in the Revolving Credit Facility documents) is less than $10,000, the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability is more than $10,000 for thirty consecutive days. The Company must also comply with a higher fixed charge coverage ratio of 1.15x in order to consummate permitted acquisitions and to make restricted payments, but no such acquisitions or payments are currently contemplated. As of September 30, 2022, the Company is in compliance with the covenants contained in the Revolving Credit Facility.
As of September 30, 2022, and December 31, 2021, the Company had zero borrowed under the facility.
Other Debt
Other debt as of September 30, 2022, was primarily comprised of $2,088 in finance lease obligations and $122 in a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit.
Encina Credit Facility
On July 11, 2019, the Company and certain of its direct and indirect subsidiaries (the “Encina Obligors”) entered into the Encina Credit Facility through a certain Loan and Security Agreement whereby the Encina Obligors obtained a revolving asset-based loan commitment in the maximum amount of $45,000 (inclusive of a limit of up to $15,000 of borrowings for the Canadian borrowers and a swingline facility of up to $2,000), subject to applicable borrowing base availability, through Encina Business Credit, LLC. The Encina Credit Facility was due on the earlier of July 11, 2022, or 90 days prior to the scheduled maturity date of the Brightwood Loan Services LLC Term Loan. The Encina Credit Facility was secured by working capital assets and a second lien on non-working capital assets. The Encina Credit Facility was repaid in December 2020, and replaced in March 2021, by the Revolving Credit Facility (as defined above). The unamortized deferred financing costs and early termination fees totaling $680 were recognized as a loss on debt extinguishment in the condensed consolidated statements of operations for the nine months ended September 30, 2021.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
As of September 30, 2022, the following table summarizes the outstanding warrants:

	Number of Warrants	Exercise Price
Placement agent warrants	11,662	$8.43
Placement agent warrants	6,007	$16.86
Total	17,669	$11.30
As of December 31, 2021, the following table summarizes the outstanding warrants:

	Number of Warrants	Exercise Price
Placement agent warrants	11,810	$8.43
Placement agent warrants	6,007	$16.86
Total	17,817	$11.27
12. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options, nonqualified stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of September 30, 2022, a total of 1,323,764 shares are available for grant under the 2020 Plan.
Restricted Stock Unit ("RSU") Activity
RSUs granted to certain executives, employees and members of the Board generally have a time-based vesting requirement (based on continuous employment). The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the nine months ended September 30, 2022, the Company granted RSU awards that are expected to vest either (i) ratably over a three-year period on each anniversary of the grant date, or (ii) with three vesting tranches, the first of which occurred on the grant date, and the following two tranches on each subsequent anniversary of the grant date. The following table summarizes the activity related to the Company's RSUs for the nine months ended September 30, 2022. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the nine months ended September 30, 2022:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2021	1,087,608	$9.71
Granted	785,486	$9.62
Vested	(706,061)	$9.86
Forfeited	(47,629)	$39.81
Balance, September 30, 2022	1,119,404	$8.27
As of September 30, 2022, total unamortized stock-based compensation cost related to unvested RSUs was $7,543 and the weighted-average period over which the compensation is expected to be recognized is 1.45 years. For the three and nine months ended September 30, 2022, the Company recognized $1,447 and $6,095, respectively, of total stock-based compensation

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
expense for RSUs. As of September 30, 2022, there were 6,357 RSUs which had vested, but were not yet issued due to the recipients' elections to defer the awards.
Performance Stock Unit ("PSU") Activity
During the nine months ended September 30, 2022, the Company granted PSU awards that are subject to a one-year vesting requirement (based on continuous employment) and contain performance conditions based on certain performance metrics. The following table summarizes the activity related to the Company's PSUs for the nine months ended September 30, 2022:

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2021	—	$—
Granted	116,113	$15.74
Forfeited	(14,784)	$15.74
Balance, September 30, 2022	101,329	$15.74
As of September 30, 2022, total unamortized stock-based compensation cost related to unvested PSUs was $231 and the weighted-average period over which the compensation is expected to be recognized is less than one year. For the three and nine months ended September 30, 2022, respectively, the Company recognized $96 and $256 of total stock-based compensation expense for PSUs.
Stock options
The following table summarizes the stock option activity for the nine months ended September 30, 2022:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2021	720,549	$9.57	$2.21	7.37
Granted	4,250	$13.12	$12.95
Exercised	(8,283)	$9.01	$2.12
Cancelled	(3,153)	$9.41	$3.76
Forfeited	(31,002)	$11.45	$7.07
Outstanding as of September 30, 2022	682,361	$9.50	$2.08	5.45
Options exercisable as of September 30, 2022	578,554	$8.86	$1.30	5.10
Vested and expected to vest as of September 30, 2022	682,361	$9.50	$2.08	5.45
The following table summarizes the unvested stock option activity for the nine months ended September 30, 2022:

	Number	Weighted average grant date fair value
Unvested as of December 31, 2021	202,515	$5.04
Granted	4,250	$12.95
Vested	(71,956)	$2.33
Forfeited	(31,002)	$7.07
Unvested as of September 30, 2022	103,807	$6.62

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
As of September 30, 2022, total compensation cost related to unvested awards not yet recognized was $494 and the weighted-average period over which the compensation is expected to be recognized is 1.54. For the three and nine months ended September 30, 2022, respectively, the Company recognized $125 and $298 of total stock-based compensation expense for stock options.
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
Related party transactions — Hydrofarm Distribution Center
The Company leased a distribution center in Petaluma, California from entities in which a related party was a stockholder. For the three and nine months ended September 30, 2021, rent expense for the month-to-month lease totaled zero and $639, respectively.
14. FAIR VALUE MEASUREMENTS
Contingent consideration (as described in Note 3 - Business Combinations) is measured at estimated fair value on a recurring basis and based on Level 3 fair value measurements. The fair value of the contingent consideration for the Heavy 16 and Aurora acquisitions was $200 and $16,834, respectively, as of December 31, 2021. The fair value of the contingent consideration for the Heavy 16 and Aurora acquisitions were both zero as of September 30, 2022, as the liabilities were paid. The change in the fair value of contingent consideration during the three and nine months ended September 30, 2022, was zero and a benefit of $1,560, respectively. The change in the fair value of contingent consideration during the three and nine months ended September 30, 2021, was a benefit of $386 and $126, respectively. The change in the fair value of contingent consideration was recognized in SG&A on the condensed consolidated statements of operations for all periods presented. The valuation methodology and inputs used in the fair value measurement were disclosed in Note 3– Business Combinations.
Nonrecurring fair value measurements include the Company’s goodwill impairment recognized during the nine months ended September 30, 2022, as determined based on unobservable Level 3 inputs. Refer to Note 4 - Goodwill and Intangible Assets, Net, for further discussion. The note receivable (as described in Note 2 - Basis of Presentation and Significant Accounting Policies) was measured at fair value on a nonrecurring basis. During the nine months ended September 30, 2022, the Company measured an impairment on the note receivable based on the estimated fair value of the collateral, which was considered a Level 3 fair value measurement. The Company recorded an impairment loss of zero and $2,636 during the three and nine months ended September 30, 2022, recognized in Impairments on the condensed consolidated statements of operations. The carrying value of the note receivable was $475 and $3,111 as of September 30, 2022, and December 31, 2021, respectively.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Other Fair Value Measurements
The following table summarizes the estimated fair value of the Company's assets and liabilities which are not measured at fair value but are provided for disclosure purposes:

		September 30, 2022		December 31, 2021
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan	Level 2	$124,062	$109,175	$125,000	$121,250
The fair value of the Company's Term Loan was estimated based on Level 2 fair value measurements and was based on bank quotes. The carrying amount of the Term Loan reported above excludes unamortized deferred financing costs and discount. The carrying amount of Other Debt was $2,210 and $2,805 as of September 30, 2022, and December 31, 2021, respectively, and was primarily comprised of finance lease obligations. The estimated fair value of Other Debt approximated its carrying value given the applicable interest rates and the nature of the security interest in the Company’s assets, which were considered Level 3 fair value measurements. Refer to Note 10 - Debt, for further discussion of the Company's Term Loan and other debt.
Cash, cash equivalents, and restricted cash included funds deposited in banks, and the carrying values approximated fair values due to their short-term maturities. The carrying values of other current assets and liabilities including accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their fair value due to their short-term maturities.
The Company did not have any transfers between Levels within the fair value hierarchy during the three and nine months ended September 30, 2022, and September 30, 2021.

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
We reach commercial farmers and consumers through a broad and diversified network of over 2,000 wholesale customer accounts, who we connect with primarily through our proprietary e-commerce marketplace. A majority of our net sales are to specialty hydroponic retailers, through which growers are able to enjoy specialized merchandise assortments and knowledgeable staff. We also distribute our products across the U.S. and Canada to a diversified range of retailers of commercial and home gardening equipment and supplies that include garden centers, hardware stores, e-commerce retailers, commercial greenhouse builders, and commercial resellers.
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
Market Conditions and Goodwill Impairment
As of June 30, 2022, primarily due to a sustained decline in the Company's market value of common stock and market conditions, we identified a triggering event requiring a test for goodwill impairment. We completed our goodwill impairment testing and recorded an impairment charge of $189.6 million as the test determined that the carrying value of the goodwill reporting units of U.S. and Canada was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the U.S. and Canada caused by macroeconomic and industry conditions. We also review intangible assets with finite lives and indefinite lives for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We did not identify a triggering event requiring a test for impairment during the three months ended September 30, 2022.

In connection with the goodwill impairment analysis performed as of June 30, 2022, we determined the fair value of the U.S. and Canada reporting units based on an income approach, using the present value of future discounted cash flows, and based on a market approach. The fair values were reconciled to the market value of common stock of Hydrofarm to corroborate the estimates used in the interim test for impairment. The fair value determinations were a reflection of recent sales declines we have experienced, which we believe are primarily a result of an agricultural oversupply impacting our market, and a reduction to our current year profitability and loss from operations. These market conditions continued to negatively impact our business and results of operations during the quarter ended September 30, 2022. The extent to which these market conditions will continue to impact our business, results of operations, and cash flows are uncertain and difficult to predict at this time.
As a result of market conditions and our inventory balance, we have reduced manufacturing and production levels, and in certain cases, implemented headcount reductions or temporary employee furloughs which may continue in future periods. We are evaluating plans and potential actions to further streamline our operations, which may include among other things, the relocation of certain manufacturing and/or distribution facilities and the narrowing of our product and brand portfolio. While we may incur certain costs associated with these actions, we expect improved efficiencies which will support us through the industry recession.
We maintain an allowance for excess and obsolete inventory that is based upon assumptions about future demand and market conditions. During the three and nine months ended September 30, 2022, our condensed consolidated statements of operations included charges of $4.4 million and $17.8 million, respectively, primarily relating to increases to our allowance for inventory obsolescence relating to certain lighting products. It is possible we may incur an impairment charge related to intangible assets in the future, or additional increases and impairments to our allowance for inventory obsolescence in future periods depending on market and industry conditions. During the three months ended September 30, 2022, our condensed consolidated statements of operations included a $1.1 million increase in accounts receivable allowances, and it is possible that we may incur additional charges related to our accounts receivable allowances in the future.

Effects of COVID-19 on Our Business
The World Health Organization recognized COVID-19 as a global pandemic on March 11, 2020, and COVID-19 has had significant and ongoing negative impacts on global societies, workplaces, economies and health systems. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including at various times physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders, and vaccination programs, but despite these efforts, COVID-19 has persisted, has mutated into new variants, and is expected to become endemic. We have implemented business continuity plans and followed safety protocols as recommended by government guidelines, and we will continue to do so as the state of COVID-19 evolves. As of the filing of this Quarterly Report, our operations are not impacted by any COVID-19 related facility closures, lockdown measures, travel restrictions or similar limitations. However, new waves of COVID-19 or its variants could cause the reinstatement of such limitations, and such limitations may adversely impact our supply chains, the manufacturing of our own products and our ability to obtain necessary materials, all of which could adversely affect our business, results of operations and financial condition. We have historically and may continue to source select products from China. We have in the past, and may again in the future experience some extended lead times in our supply chain, as well as increased shipping costs and believe the COVID-19 pandemic is a contributing factor to those extended lead times and increased costs. Furthermore, potential suppliers or sources of materials may pass the increase in sourcing costs due to the COVID-19 pandemic to us through price increases, thereby impacting our potential future profit margins.
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

Results of Operations—Comparison of three and nine months ended September 30, 2022 and 2021
The following table sets forth our unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended September 30,
	2022		2021		Period change
Net sales	$74,155	100.0%	$123,822	100.0%	$(49,667)	-40.1%
Cost of goods sold	68,291	92.1%	93,833	75.8%	(25,542)	-27.2%
Gross profit	5,864	7.9%	29,989	24.2%	(24,125)	-80.4%
Operating expenses:
Selling, general and administrative	26,186	35.3%	32,395	26.2%	(6,209)	-19.2%
Loss from operations	(20,322)	-27.4%	(2,406)	-1.9%	(17,916)	-744.6%
Interest expense	(3,073)	-4.1%	(132)	-0.1%	(2,941)	-2,228.0%
Other income (expense), net	615	0.8%	(41)	0.0%	656	1,600.0%
Loss before tax	(22,780)	-30.7%	(2,579)	-2.1%	(20,201)	-783.3%
Income tax (expense) benefit	(759)	-1.0%	19,844	16.0%	(20,603)	-103.8%
Net (loss) income	$(23,539)	-31.7%	$17,265	13.9%	$(40,804)	-236.3%

	Nine months ended September 30,
	2022		2021		Period change
Net sales	$283,040	100.0%	$369,011	100.0%	$(85,971)	-23.3%
Cost of goods sold	253,231	89.5%	286,209	77.6%	(32,978)	-11.5%
Gross profit	29,809	10.5%	82,802	22.4%	(52,993)	-64.0%
Operating expenses:
Selling, general and administrative	92,407	32.6%	76,495	20.7%	15,912	20.8%
Impairments	192,328	68.0%	—	0.0%	192,328	n/a
(Loss) income from operations	(254,926)	-90.1%	6,307	1.7%	(261,233)	-4,142.0%
Interest expense	(7,863)	-2.8%	(276)	-0.1%	(7,587)	-2,748.9%
Loss on debt extinguishment	—	0.0%	(680)	-0.2%	680	100.0%
Other income, net	971	0.3%	86	0.0%	885	1,029.1%
(Loss) income before tax	(261,818)	-92.5%	5,437	1.5%	(267,255)	-4,915.5%
Income tax benefit	11,671	4.1%	19,025	5.2%	(7,354)	-38.7%
Net (loss) income	$(250,147)	-88.4%	$24,462	6.6%	$(274,609)	-1,122.6%
Net sales
Net sales for the three months ended September 30, 2022, were $74.2 million, a decrease of $49.7 million, or 40.1% compared to the same period in 2021. Net sales for the nine months ended September 30, 2022, were $283.0 million, a decrease of $86.0 million, or 23.3%, compared to the same period in 2021.
The 40.1% decrease in net sales for the three months ended September 30, 2022, as compared to the same period in 2021, was due to a 42.6% decline in volume of products sold (a 52.1% decline in organic sales and a 9.5% increase from recently-acquired proprietary brands), a 2.7% increase in price and mix of products sold, and a 0.2% decline from unfavorable foreign exchange rates. The decrease in volume of products sold was primarily related to an agricultural oversupply, which put downward pressure on cannabis growing activity predominantly in California and Canada but also in many other U.S. states. The increase in price was primarily related to list price increases, as well as higher freight recovery. The decrease in foreign exchange related to recent strength in the U.S. Dollar relative to the Canadian Dollar and to the Euro.
The 23.3% decrease in net sales for the nine months ended September 30, 2022, as compared to the same period in 2021, was due to a 26.0% decline in volume of products sold (a 42.7% decline in organic sales and a 21.2% increase from recently-acquired proprietary brands), a 2.9% increase in price and mix of products sold, and a 0.2% decline from unfavorable foreign exchange rates. The decrease in volume of products sold was primarily related to the aforementioned oversupply in the cannabis industry. The increase in price was primarily related to list price increases, as well as higher freight recovery as we put multiple measures in place to combat rising freight costs. The decrease in foreign exchange related to recent strength in the U.S. Dollar relative to the Canadian Dollar and to the Euro.
Gross profit
Gross profit for the three months ended September 30, 2022, was $5.9 million, a decrease of $24.1 million, or 80.4%, compared to the same period in 2021. Gross profit for the nine months ended September 30, 2022, was $29.8 million, a decrease of $53.0 million, or 64.0%, compared to the same period in 2021.
The decrease in gross profit for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily related to (i) the aforementioned decrease in net sales and (ii) a significant decrease in our gross profit margin percentage (gross profit as a percent of net sales). Our gross profit margin percentage decreased to 7.9% for the three months ended September 30, 2022, from 24.2% in the same period in 2021. The lower gross profit margin percentage is primarily due to an increase in the inventory obsolescence allowances and related charges of $4.4 million primarily related to certain lighting products. Also negatively impacting gross profit margin were freight and labor costs which were higher as percentage of net sales. These were partially offset by the aforementioned list price increases, as well as a higher proportion of higher-margin proprietary brand sales.
The decrease in gross profit for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily related to (i) the aforementioned decrease in net sales and (ii) a significant decrease in our gross profit margin percentage. Our gross profit margin percentage decreased to 10.5% for the nine months ended September 30, 2022, from 22.4% in the same period in 2021. The lower gross profit margin percentage is primarily due to an increase in the inventory obsolescence allowances and related charges of $17.8 million primarily related to certain lighting products. Also negatively impacting gross profit margin were freight and labor costs which were higher as percentage of net sales. These were partially offset by the aforementioned list price increases, as well as a higher proportion of higher-margin proprietary brand sales.
Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2022, were $26.2 million, a decrease of $6.2 million compared to the same period in 2021. SG&A expenses for the nine months ended September 30, 2022, were $92.4 million, an increase of $15.9 million compared to the same period in 2021.
The $6.2 million decrease in SG&A expenses for the three months ended September 30, 2022, compared to prior year was primarily related to (i) an $8.2 million decrease in acquisition and integration expenses, (ii) $1.1 million of investor warrant solicitation fees incurred last year, (iii) a $0.5 million decrease in marketing expense, (iv) a $0.4 million decrease in compensation costs, and (v) a $0.3 million decrease in costs associated with the relocation of certain of our distribution centers. These decreases were partially offset by (i) a $3.1 million increase in depreciation, depletion and amortization expense, (ii) a $1.1 million increase in accounts receivable allowances and (iii) a $0.5 million increase in insurance costs.
The $15.9 million increase in SG&A expenses for the nine months ended September 30, 2022, compared to prior year was primarily related to (i) a $21.7 million increase in depreciation, depletion and amortization expense, of which $5.9 million represented amortization expense from adjustments to useful lives that were determined this year, (ii) a $3.3 million increase in compensation costs (primarily salaries and benefits for employees from companies acquired in 2021), of which $1.0 million was severance associated with a recent reduction-in-force, (iii) a $3.0 million increase in share-based compensation, (iv) a $1.5 million increase in accounts receivable allowances, (v) a $1.4 million increase in insurance costs, and (vi) a $1.1 million increase in costs associated with the relocation of certain of our distribution centers. These increases were partially offset by (i) a $16.2 million decrease in acquisition and integration expenses, (ii) $1.9 million of investor warrant solicitation fees incurred last year, and (iii) a $0.7 million increase in travel expense.
Impairments
The Company recorded goodwill impairment charges of zero and $189.6 million for the three and nine months ended September 30, 2022, respectively, as we determined that the carrying value of the goodwill reporting units of U.S. and Canada was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the U.S. and Canada caused by macroeconomic and industry conditions. For the nine months ended September 30, 2022, the Company also recorded an impairment of a note receivable of $2.6 million.

Interest expense
Interest expense for the three months ended September 30, 2022, was $3.1 million, an increase of $2.9 million compared to the same period in the prior year. Interest expense for the nine months ended September 30, 2022, was $7.9 million, an increase of $7.6 million compared to the same period in the prior year. The increase was due to the interest-bearing Term Loan entered into in the fourth quarter of 2021 and outstanding for the entire three and nine months ended September 30, 2022.
Loss on debt extinguishment
Loss on debt extinguishment for the nine months ended September 30, 2022, was zero, compared to $0.7 million in the prior year which resulted primarily from the write-off of unamortized deferred financing costs associated with the payoff of the Encina Credit Facility.
Other income (expense), net
Other income for the three and nine months ended September 30, 2022, was $0.6 million and $1.0 million, respectively. For the three and nine months ended September 30, 2021, other expense was $41 thousand and other income was $86 thousand, respectively. The increase in other income compared to the prior year periods relates primarily to foreign currency exchange rate gains in 2022.
Income tax (expense) benefit
Income tax expense for the three months ended September 30, 2022, was $0.8 million, compared to $19.8 million of income tax benefit in the prior year. Given the Company's valuation allowances, there was no significant income tax benefit recorded from the pre-tax loss during the three months ended September 30, 2022. Income tax benefit for the nine months ended September 30, 2022, was $11.7 million, compared to $19.0 million of income tax benefit in the prior year. Our effective income tax rate was 4.5% for the nine months ended September 30, 2022, and differs from the U.S. federal statutory rate of 21% primarily due to the impairment of goodwill for certain 2021 acquisitions which was not deductible for U.S. tax purposes, increases in our valuation allowance on U.S. deferred tax assets, and the establishment of a valuation allowance for Canadian deferred tax assets. As described in Note 4 - Goodwill and Intangible Assets, Net, during the three months ended June 30, 2022, we fully impaired the goodwill associated with all 2021 acquisitions. For the nine months ended September 30, 2022, we recorded discrete income tax benefits of $12.1 million relating primarily to measurement period adjustments associated with 2021 acquisitions, and certain tax benefits related to goodwill impairment.
For the nine months ended September 30, 2021, our income tax rate of (349.9)% differs from the federal statutory rate of 21% primarily as a result of reducing valuation allowances on the Company's net deferred tax assets due to certain acquisitions in the year.

Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). However, management believes that certain non-GAAP financial measures provide investors with additional useful information in evaluating our performance and that excluding certain items that may vary substantially in frequency and magnitude period-to-period from net (loss) income provides useful supplemental measures that assist in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. These non-GAAP financial measures may be different than similarly titled measures used by other companies.
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
• Adjusted EBITDA excludes the amount of employer payroll taxes on stock-based compensation; and
• Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations. These items include impairments, severance and other expenses, acquisition-related expenses, distribution center exit costs, loss on debt extinguishment, investor warrant solicitation fees, and other income/ expense, net.
We define Adjusted EBITDA as net income (loss) excluding interest expense, income taxes, depreciation, depletion and amortization, stock-based compensation, employer payroll taxes on stock-based compensation and other unusual and/or infrequent costs (i.e. impairments, severance and other expenses, acquisition-related expenses, distribution center exit costs, loss on debt extinguishment, investor warrant solicitation fees, and other income/ expense, net), which we do not consider in our evaluation of ongoing operating performance.

The following table presents a reconciliation of net (loss) income, the most comparable GAAP financial measure, to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net (loss) income (GAAP)	$(23,539)	$17,265	$(250,147)	$24,462
Interest expense	3,073	132	7,863	276
Income tax expense (benefit)	759	(19,844)	(11,671)	(19,025)
Distribution center exit costs and other[1]	37	328	1,412	328
Depreciation, depletion and amortization	8,439	4,860	33,215	8,638
Impairments[2]	—	—	192,328	—
Severance and other[3]	253	246	1,224	262
Acquisition expenses[4]	867	10,589	7,102	20,814
Stock-based compensation[5]	1,678	1,347	6,834	3,863
Investor warrant solicitation fees[6]	—	1,105	—	1,949
Other (income) expense, net[7]	(615)	41	(971)	(86)
Loss on debt extinguishment[8]	—	—	—	680
Adjusted EBITDA (Non-GAAP)	$(9,048)	$16,069	$(12,811)	$42,161

As a percent of net sales:
Net (loss) income (GAAP)	(31.7)%	13.9%	(88.4)%	6.6%
Adjusted EBITDA (Non-GAAP)	(12.2)%	13.0%	(4.5)%	11.4%
Net Loss (GAAP) and Adjusted EBITDA (Non-GAAP) for the three and nine months ended September 30, 2022, were negatively impacted by $5.5 million and $18.9 million, respectively, of inventory related charges and accounts receivable allowances.
1. For the 2022 and 2021 periods presented, this relates to costs incurred to exit and relocate distribution centers in California and Pennsylvania including lease exit costs, transportation, and labor related costs.
2. The Company completed its goodwill impairment testing and recorded an impairment charge of $189.6 million during the nine months ended September 30, 2022, due to market softness in demand in the U.S. and Canada. Additionally, during the nine months ended September 30, 2022, the Company recorded an impairment primarily related to a $2.6 million charge associated with a note receivable that originated in 2019 associated with a third party independent processor serving the CBD market.
3. Severance and other primarily consists of severance costs incurred during the three and nine months ended September 30, 2022, related to workforce reductions to optimize our cost structure. Severance and other primarily consists of costs related to an aborted convertible loan transaction during the three and nine months ended September 30, 2021.
4. For the three months ended September 30, 2022, this includes non-cash purchase accounting inventory adjustments for Greenstar $0.1 million, and the elimination of acquisition and integration consulting, transaction services and legal fees incurred for the completed Heavy 16, House and Garden, Aurora, Greenstar, and Innovative Growers Equipment acquisitions and certain potential acquisitions of $0.8 million. For the nine months ended September 30, 2022, this includes non-cash purchase accounting inventory adjustments for House and Garden, Aurora, Greenstar and Innovative Growers Equipment of $4.5 million, and acquisition and integration consulting, transaction services and legal fees incurred for the completed Heavy 16, House and Garden, Aurora, Greenstar, and Innovative Growers Equipment acquisitions and certain potential acquisitions of $4.2 million, partially offset by the change in fair value of contingent consideration for Aurora of ($1.6 million). For the prior year period, acquisition and integration includes investment banking, consulting, transaction services and legal fees incurred for the completed Heavy 16, House & Garden, Aurora, Greenstar, and Innovative Growers Equipment acquisitions and certain potential acquisitions, including the inventory step up amounts of Heavy 16 and House and Garden of $2.0 million, for the nine months ended September 30, 2021.
5. Includes stock-based compensation and related employer payroll taxes on stock-based compensation for the periods presented.
6. Reflects the elimination of investor warrant solicitation fees.
7. Other (income) expense, net relates primarily to foreign currency exchange rate gains and losses and other non-operating income and expenses.
8. For the nine months ended September 30, 2021, loss on debt extinguishment resulted primarily from the write-off of unamortized deferred financing costs associated with the termination of the Encina Credit Facility.

Liquidity and Capital Resources
The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Nine months ended September 30,
	2022	2021
Net cash from (used in) operating activities	$15,490	$(17,510)
Net cash used in investing activities	(7,386)	(419,407)
Net cash (used in) from financing activities	(19,480)	374,447
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(515)	(29)
Net decrease in cash, cash equivalents and restricted cash	(11,891)	(62,499)
Cash, cash equivalents and restricted cash at beginning of period	28,384	76,955
Cash, cash equivalents and restricted cash at end of period	$16,493	$14,456
Operating Activities
Net cash from operating activities was $15.5 million for the nine months ended September 30, 2022, primarily due to $22.7 million net cash inflow from a reduction of working capital. This included a decrease of $37.1 million in inventories and a decrease of $13.1 million in accounts receivable, net, partially offset by decreases of $11.0 million in deferred revenue and $11.0 million in accounts payable, accrued expenses and other current liabilities.
Net cash used in operating activities was $17.5 million for the nine months ended September 30, 2021, primarily consisting of $24.5 million in net income, $4.3 million in net non-cash expense reductions, which were largely comprised of depreciation, depletion and amortization, stock-based compensation expense, non-cash operating lease expense, deferred income tax benefit, provision for inventory obsolescence, change in the fair value of contingent consideration, and other non-cash expenses, less a $37.7 million increase in working capital. This change in working capital primarily reflects an aggregate increase of $53.0 million in accounts receivable, net, inventories, prepaid expenses and other current assets, and other assets for the period offset by an aggregate net increase of $15.3 million in accounts payable, accrued expenses and other current liabilities, and a decrease in lease liabilities due to payments on lease obligations during the period.
Investing Activities
Net cash used in investing activities was $7.4 million for the nine months ended September 30, 2022, and was due primarily to purchases of property, plant and equipment, which increased over the prior year due to our acquired companies' greater capital requirements and the relocation of certain of our distribution centers. The current year cash usage primarily includes our investment in the peat moss harvesting operation in Canada and IGE manufacturing operations in the U.S.
Net cash used in investing activities for the nine months ended September 30, 2021, was $419.4 million, due primarily to four business acquisitions we completed during the period, which totaled $415.9 million in cash outflows and $3.1 million of property, plant and equipment purchases.
Financing Activities
Net cash used in financing activities was $19.5 million for the nine months ended September 30, 2022, primarily consisting of $15.6 million in payments to settle contingent consideration. We paid $2.4 million related to employees' withholding tax in connection with the vesting of restricted stock units. In addition, we paid $0.9 million on the Term Loan.
Net cash provided by financing activities was $374.4 million for the nine months ended September 30, 2021. We received proceeds of $309.8 million from our follow-on offering, and received an additional $56.8 million from the exercises of investor warrants. We also paid $17.9 million related to employee's withholding tax in connection with the vesting of certain restricted stock units. In addition, we had $26.3 million in net borrowings on our Revolving Credit Facility during the period.
Liquidity
Our ability to make investments in our business, service our debt and maintain strong liquidity will depend upon our ability to generate excess operating cash flows through our operating subsidiaries. Based on current levels of operations, we believe that our cash flows from operations, combined with our current cash levels and borrowing availability, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital needs through the next twelve months of operations.
If necessary, we believe that we could supplement our cash position through sale/leasebacks, asset sales and an equity financing. We believe it is prudent to be prepared if required and, accordingly, are engaged in the process of evaluating and preparing to implement one or more of the aforementioned activities.
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
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants, and we were in compliance with all requirements as of September 30, 2022. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets. We may request additional term loan commitments subject to certain loan conditions.
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
The three-year Revolving Credit Facility has a borrowing limit of $100 million subject to customary conditions. The Revolver maintains an interest rate of LIBOR plus 1.95% and has a 0.0% LIBOR floor. A fee of 0.25% per annum is charged for available but unused borrowings as defined. The Revolving Credit Facility is an asset-based facility that is secured by a first lien on the working capital assets of the Company and a second lien on the non-working capital assets of the Company (including most of the Company’s subsidiaries). The borrowing base is based on a detailed monthly calculation of the sum of (a) a percentage of the Eligible Accounts at such time, plus (b) the lesser of (i) a percentage of the Eligible Inventory, at such time, valued at the lower of cost or market value, determined on a first-in-first-out basis, and (ii) the product of a percentage multiplied by the Net Orderly Liquidation Value percentage identified in the most recent inventory appraisal ordered by the Administrative Agent multiplied by the Eligible Inventory, valued at the lower of cost or market value, determined on a first-in-first-out basis, minus (c) Reserves (each of the defined terms above, as defined in the Revolving Credit Facility documents). As of September 30, 2022, the Company would be able to borrow approximately $62 million under the Revolving Credit Facility.
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability (as defined in the Revolving Credit Facility documents) is less than $10,000, the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability is more than $10,000 for thirty consecutive days. The Company must also comply with a higher fixed charge coverage ratio of 1.15x in order to consummate permitted acquisitions and to make restricted payments, but no such acquisitions or payments are currently contemplated. As of September 30, 2022, the Company is in compliance with the covenants contained in the Revolving Credit Facility.
As of September 30, 2022, and December 31, 2021, the Company had zero borrowed under the facility.
Cash and cash equivalents
The cash and cash equivalents balances of $16.5 million and $26.6 million at September 30, 2022, and December 31, 2021, respectively, included $6.5 million and $4.1 million, respectively, held by foreign subsidiaries.

Material Cash Requirements
Our material cash requirements include interest payments on our long-term debt, operating lease payments, and purchase obligations to support our operations. Refer to Part I, Item 1, Financial Statements, Note 10 - Debt, Note 7 - Operating Leases, and Note 13 - Commitments, Contingencies, and Related Party Transactions for details relating to our material cash requirements for debt, our leasing arrangements, including future maturities of our operating lease liabilities, and purchase obligations, respectively.
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
Intangible assets with finite lives and indefinite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. For the quarter ended June 30, 2022, the Company performed an evaluation of intangible assets for impairment in connection with the triggering event identified requiring a quantitative test for goodwill impairment. This impairment evaluation includes a comparison of the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Based on the Company's evaluation, there was no impairment of intangible assets or other long lived assets for the quarter ended June 30, 2022. No such triggering event was identified during the three months ended September 30, 2022.
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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of September 30, 2022, we had $124.1 million of Term Loan debt that is subject to variable interest rates that are based on London interbank offered rate (“LIBOR”) or an alternate base rate, and is currently subject to a six-month LIBOR interest rate through December 30, 2022. Refer to Part I, Item 1, Financial Statements, Note 10 - Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of September 30, 2022, our interest expense on the variable-rate debt would increase by an average of $1.1 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while LIBOR changes regularly, and has changed since the date we entered into the six-month interest rate period. Additionally, we may elect 1, 3, or 6 month rates upon the expiration of the current interest rate period, which is December 30, 2022. We do not currently hedge our interest rate risk but may determine to do so in the future.
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
However, we believe that the exposure to foreign currency fluctuation from product sales and operating expenses is not significant at this time as the related product sales and costs do not constitute a significant portion of our total net sales and expenses. In the future, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.
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
Our condensed consolidated balance sheet as of September 30, 2022, includes $306.2 million of intangible assets, net, $137.0 million of inventories, $51.2 million of property, plant, and equipment, net, and $49.3 million of operating lease right-of-use assets. During the three months ended June 30, 2022, we recorded a $189.6 million goodwill impairment charge due to a decline in the estimated fair value of our reporting units. During the three and nine months ended September 30, 2022, we recorded allowances for inventory obsolescence of $4.4 million and $17.8 million, respectively, primarily due to certain durable lighting products.
Long-lived assets, such as intangible assets, property, plant and equipment and operating lease right-of-use assets are reviewed for impairment whenever events, changes or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If we were to conclude that a future write-down of our long-lived assets is necessary, we would have to record the appropriate charge, which could result in a material adverse effect on our results of operations. Inventories consist of manufactured goods, goods acquired for resale, and materials consumed in business operations. Inventories are stated at the lower of cost or net realizable value, and the Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about future demand and market conditions. The Company has experienced recent sales declines, which we believe are primarily a result of agricultural oversupply impacting our market. The extent to which these market conditions will continue to impact our business, results of operations, and cash flows are uncertain and difficult to predict at this time, and may result in lower margins, inventory write-downs, accounts receivable allowances, and impairments of our long-lived assets which could have a material adverse effect on our business, financial condition and results of operations.
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

10.1
Third Amendment and Joinder to Credit Agreement, dated as of August 23, 2022, by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, Field 16, LLC, Aurora Innovations, LLC, Innovative Growers Equipment, Inc., Manufacturing & Supply Chain Services, Inc., Hydrofarm Investment Corp., Hydrofarm Holdings LLC, EHH Holdings LLC, Sunblaster LLC, Hydrofarm Canada, LLC, Sunblaster Holdings ULC, Eddi’s Wholesale Garden Supplies Ltd., House & Garden Holdings, LLC, Gotham Properties LLC, Aurora International, LLC, Aurora Peat Products ULC, Greenstar Plant Products Inc., Innovative AG Installation, Inc., Innovative Racking Systems, Inc., Innovative Shipping Solutions, Inc., Innovative Growers Equipment Canada, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Hydrofarm Holdings Group, Inc.

Date: November 9, 2022	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer
(Principal Financial Officer)