Form 10-K
period 2022-12-31
HYDROFARM HOLDINGS GROUP, INC.
filed 2023-03-09
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filling reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2022, as reported by The Nasdaq Global Select Market on such date was $148 million. As of March 1, 2023, the registrant had 45,258,497 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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

PART I
Item 1.    BUSINESS
Introduction
We are a leading independent manufacturer and distributor of controlled environment agriculture ("CEA") equipment and supplies, including a broad portfolio of our own innovative and proprietary branded products. We primarily serve the U.S. and Canadian markets, and believe we are one of the leading competitors in these markets in an otherwise highly fragmented industry. For over 40 years, we have helped growers make growing easier and more productive. Our mission is to empower growers, farmers and cultivators with products that enable greater quality, efficiency, consistency and speed in their grow projects. For the 2022 fiscal year, our net sales were $345 million. From 2005 through 2022, we generated a net sales compound annual growth rate (“CAGR”) of approximately 15%.
Hydroponics is the farming of plants using soilless growing media and often artificial lighting in a controlled indoor or greenhouse environment. Hydroponics is the primary category of CEA, and we use the terms CEA and hydroponics interchangeably. Our products are used to grow, farm and cultivate cannabis, flowers, fruits, plants, vegetables, grains and herbs in controlled environment settings that allow end users to control key farming variables including temperature, humidity, CO2, light intensity spectrum, nutrient concentration and pH. Through CEA, growers are able to be more efficient with physical space, water and resources, while enjoying year-round and more rapid grow cycles as well as more predictable and abundant grow yields, when compared to other traditional growing methods.
We reach commercial farmers and consumers through a broad and diversified network of over 2,000 wholesale customer accounts, who we connect with primarily through our proprietary online ordering platform. Our products are distributed across the United States and Canada including through a diversified range of retailers of commercial and home gardening equipment and supplies. Our customers include specialty hydroponic retailers, commercial resellers and greenhouse builders, garden centers, hardware stores, and e-commerce retailers. Specialty hydroponic retailers can provide growers with specialized merchandise assortments and knowledgeable staff.
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
Complete Range of Innovative CEA Products
We offer thousands of innovative, branded CEA products spanning lighting solutions, growing media (i.e., premium soils and soil alternatives), nutrients, equipment and supplies.
Some of our most well-known proprietary brands include Phantom, PhotoBio, Active Aqua, Active Air, HEAVY 16, House & Garden, Mad Farmer, Roots Organics, Soul, Procision, Grotek, Gaia Green, and Innovative Growers Equipment. We estimate that approximately two-thirds of our net sales relate to recurring consumable products, including growing media, nutrients and supplies that are subject to regular replenishment. The remaining portion of our net sales relate to durable products such as hydroponic lighting and equipment. The majority of products we offer are produced by us or are supplied to us under exclusive or preferred brand relationships. These exclusive and preferred brands generally provide higher gross profit margins compared to distributed brands and provide a competitive advantage as we offer our customers a breadth of products that cannot be purchased elsewhere.
We source individual components from our supplier base to assemble certain products, and use a purchasing team in China. Raw materials used in our nutrient manufacturing operations primarily include nitrogen, potassium, and phosphate. In addition, our durables manufacturing operations primarily use steel, plastic, and aluminum as raw materials. We source these raw materials from suppliers located primarily in the United States, Canada, Europe, and China. One supplier accounted for over 10% of purchases in 2022 and 10% of purchases in 2021.

The following graphic illustrates a representative set of our market-leading products across key CEA product categories:

LIGHTING

Photobio LED

ILE Radiance LED

PHANTOM LED

Phantom DE

Autopilot PX2 Lighting Controller

Agrosun HID

EQUIPMENT

Autopilot CO_2 Monitor & Controller

Active Aqua Rolling Bench

Active Aqua Flood Table

IGE Ebb & Flow Bench

Active Aqua Chiller

Active Air Duct Fan

GROW MEDIA

GROW!T Commercial Blocks

FoxFarm Potting Soil

Grodan Stone Wool

GROW!T Clay Pebbles

Roots Organics Potting Soil

Roots Organics Coco Blocks

NUTRIENTS

HEAVY 16 Fire

Mad Farmer Mother Of All Bloom

House & Garden Roots Excelurator

Grotek Monster Grow Pro

Roots Organics Nutrients

Gaia Green Power Bloom

SUPPLIES

Trim Fast Premium Ergonomic Pruner

GROW!T Bamboo Stakes

Jump Start Seedling Heat Mat

Trellis Netting Mesh

Dirt Pot Flexible Portable Planter

Autopilot CO_2 Monitor & Controller

Infrastructure and Reach for Fast Delivery, High In-Stock Availability and Exceptional Service
Our infrastructure and reach enables us to provide delivery and service capabilities to a highly diverse group of customers across the United States and Canada. We believe that our six U.S.-based distribution centers can reach a significant majority of our U.S. customers within 48 hours and that our two Canadian distribution centers can provide timely coverage to the full Canadian market.
In the United States, we currently operate distribution centers in Fairfield, California; Fontana, California; Gresham, Oregon; Denver, Colorado; Shoemakersville, Pennsylvania; and New Hudson, Michigan. In Canada, we currently operate distribution centers in Langley, British Columbia and Cambridge, Ontario. Outside of North America, we operate a distribution center in Zaragoza, Spain, and we maintain product quality assurance and supply chain management in Shenzhen, China. We partner with a network of third-party logistics companies that facilitate expeditious delivery to our customers across the globe. The majority of customer orders are received through our business-to-business e-commerce platform. Through our differentiated Distributor Managed Inventory (“DMI”) Program, we partner with our network of retailers and resellers to create customized, JIT supply chain solutions for large commercial end users.
In the United States, we currently operate manufacturing facilities in Paramount, California; Arcata, California; Eugene, Oregon; Goshen, New York; and Sycamore, Illinois. In Canada, we currently have manufacturing facilities in Edmonton, Alberta and Langley, British Columbia.

Langley, BC
Edmonton, AB
Gresham, OR
Eugene, OR
Arcata, CA
Fairfield, CA
Fontana, CA
Paramount, CA
Denver, CO
Sycamore, IL
Cambridge, ON
New Hudson, MI
Goshen, NY
Shoemakersville, PA
Distribution centers
Manufacturing sites

The CEA Industry
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
Pictured: PHOTOBIO MX LED, Active Air Commercial Humidifier, Active Aqua Submersible Water Pump, Active Air Heavy Duty 16" Metal Wall Mount Fan, IGE Grow Racks, House & Garden Bud XL, and Roots Organics Soilless Hydroponic Coco Mix.
CEA is a component of the global commercial agriculture and consumer gardening sectors. According to industry publications, it estimated that the global CEA industry grew to total approximately $75 billion in 20221, and is expected to grow at a CAGR of 19% from 2022 to 20271. The growth of CEA crop output may subsequently drive growth in the wholesale CEA equipment and supplies industry. According to industry publications, the global hydroponic system market, which primarily represents the categories in which we operate, had an estimated total of approximately $12.1 billion in 2022 and had an expectation to grow at a CAGR of 16% from 2022 to 20272. We estimate, based upon segmentation data available in industry reports, that the North America hydroponic system market had an estimated value of approximately $3.7 billion in 20223.
Since 2005, we have grown our net sales at an approximate 15% CAGR. This historical growth is largely due to the CEA market growth, including from cannabis, and our ability to serve these markets with innovative branded products.
While the CEA cannabis market has experienced an agricultural oversupply, we believe that our industry continues to maintain future growth prospects as it matures. Expanding populations, limited natural resources and a focus on the environment and the security of our agricultural systems have illuminated the benefits of CEA compared to traditional outdoor agriculture. We believe the adoption of CEA will grow particularly in the commercial agriculture industry, where CEA can be
1 KD Market Insights Controlled Environment Agriculture Market, February 2022
2 Markets and MarketsTM Hydroponics Market Global Forecast, September 2022
3 Hydroponics Market Global Forecast to 2025, July 2020

deployed to achieve results that are simultaneously more efficient for the planet and profitable for growers. The global cannabis industry is a developing business opportunity for us, particularly as the legal market in the United States continues to expand.
Today, we believe that a majority of the CEA equipment and supplies we sell to our customers is ultimately purchased by participants in the cannabis industry, though we do not sell to cannabis growers or to retailers that sell only to the cannabis industry in the United States. As previously described, an agricultural oversupply has impacted our industry, driving cannabis wholesale prices down significantly and resulting in a decrease in indoor and outdoor cultivation. The oversupply has been impacted by increased licensing activity across the United States, as well as significant capital investment in the cannabis production marketplace over the past several years and the market impacts of the COVID-19 pandemic. Despite these current factors negatively impacting the industry, according to certain industry publications4, the U.S. cannabis market is projected to reach approximately $52.6 billion by 2026, up from approximately $33.0 billion in 2022, representing a 12.4% CAGR.
We believe this forecasted growth in the U.S. cannabis market may be attributable to (i) state initiatives for new adult use and/or medical use programs in additional U.S. states, (ii) expanded access for patients or consumers in existing state medical or adult use cannabis programs, and (iii) increased consumption driven by greater product diversity and choice, reduced stigma, and real and perceived health benefits in states with existing adult use or medical use programs. According to a November 2022 poll by Pew Research Center, public support for the legalization of cannabis in the United States has significantly increased. Approximately 59% of U.S. adults say that cannabis should be legal for recreational and medical use, while an additional 30% say it should be legal for medical use only. In addition, states with legalized adult use cannabis may offer state governments with additional taxation revenue and state job creation. A number of states are at various stages of considering implementing laws permitting cannabis use or further liberalizing their existing laws permitting such use. Our sales in U.S. states with legalized adult use recreational programs are on average several multiples higher than our sales in states without adult use recreational programs. We believe this supports the market opportunity available to us if additional U.S. states legalize adult use recreational programs.
Several key developments have contributed to an increase in cannabis product availability and breadth, including the proliferation of cannabidiol (CBD) and other cannabis-infused products, including edibles, oils, tinctures, and topical treatments. We believe that the historical stigmatization of cannabis use has diminished, driven by generally a more supportive legislative environment, a rise in progressive sociopolitical views and greater consumer awareness of the potential health benefits of cannabis consumption. According to industry publications, real and perceived health benefits extend into areas including cancer treatment, pain management, the treatment of neurological and mental conditions, and sleep management.
Benefits of CEA Adoption
Both the commercial agriculture and cannabis industries are adopting more advanced agricultural technologies in order to enhance the productivity and efficiency of operations. The benefits of CEA include:
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
CEA implementation is driven by the factors listed above as well as growth in fruit and vegetable farming, consumer gardening and the adoption of vertical farming. Vertical farming, a subsector of CEA, has gained popularity mainly due to its unique advantage of maximizing yield by growing crops in layers.
While a small portion of cannabis cultivation may be grown in non-CEA settings, given the benefits of CEA cultivation, we believe CEA will continue to be the primary method of growing cannabis. In the United States and Canada there has been an increase in regulatory oversight and statutory requirements for growers and their products. These regulations
4 MJBiz Daily, June 2022

enhance product safety and transparency to consumers but usually necessitate the use of CEA in cannabis cultivation in order to meet mandated tetrahydrocannabinol (THC) content or impurity tolerances.
Increased Focus on Environmental, Social, and Governance (“ESG”) Issues
We believe certain of our CEA end-markets support ESG trends as they may preserve resources, enhance the transparency and safety of our food supply chains, and deliver superior performance characteristics versus traditional agriculture. On January 11, 2022, we released our first ESG report to stakeholders, highlighting our environmental, health and safety focus and sustainable governance practices during the 2021 fiscal year.
Our Competitive Strengths
Leading Market Position in our Industry
We are a leading independent manufacturer and distributor of CEA equipment and supplies in the United States and Canada and one of the two major consolidators in the CEA industry. The broader market is comprised of a fragmented group of smaller competitors. Over the course of our long operating history, we have developed product and market expertise that we believe has made us a leader in our industry.
Experienced Management Team with Proven Track Record
Our management team possesses significant public market experience, a history of driving long-term organic growth and a track record of successful business consolidations. Bill Toler, Chairman and Chief Executive Officer, has over 35 years of executive leadership experience in supply chain and consumer packaged goods, most recently serving as President and Chief Executive Officer of Hostess Brands from April 2014 to March 2018. Under his leadership, Hostess Brands transitioned from a private to public company, regained a leading market position within the sweet baked goods category and returned to profitability. Bill also previously served as Chief Executive Officer of AdvancePierre Foods and President of Pinnacle Foods, in addition to holding executive roles at Campbell Soup Company, Nabisco and Procter & Gamble. B. John Lindeman, Chief Financial Officer, brings us more than 25 years of finance and leadership experience. Most recently, he served as Chief Financial Officer and Corporate Secretary at Calavo Growers, Inc., a fresh food company, where he was responsible for the finance, accounting, IT and human resource functions. Prior to joining Calavo, he held various leadership positions within the finance and investment banking industries at Janney Montgomery Scott, Stifel Nicolaus, Legg Mason and PricewaterhouseCoopers LLP.
Broad Portfolio with Innovative Proprietary Offerings and Recurring Consumables Sales
We have a large equipment and consumable product offering, including lighting solutions, growing media, nutrients, equipment and supplies. We offer everything growers need to ensure their operations are maximizing efficiency, output and quality. We maintain an extensive portfolio of products which includes over 35 internally developed or acquired proprietary brands across thousands of stock keeping units ("SKUs") as well as over 60 preferred brands. Approximately 75% of our sales relate to proprietary and preferred brands. We sell proprietary and preferred brands across all of our product categories. In 2021, we completed five acquisitions of branded manufacturers of CEA products, resulting in a significant expansion of our portfolio of proprietary branded products, which generally earn a significant gross margin premium relative to distributed brands. We believe that approximately two-thirds of our net sales are generated from the sale of recurring consumable products including growing media, nutrients and supplies.
Manufacturing Capabilities
Following our 2021 acquisitions, we now maintain internal manufacturing capabilities across seven locations in North America which includes organic certified and synthetic liquid and dry nutrient blending and bottling, organic certified soil blending and bagging, perlite production, injection molding capabilities, custom and off the shelf horticulture benches and racking system fabrication, automated LED light manufacturing (LED surface mounting and light fixture assembly), and peat harvesting and baling. Our peat harvesting operation provides useful products for improving grow media and organic farming.
Supplier Relationships and Geographic Footprint
We have developed distribution relationships with a network of approximately 400 suppliers, giving us access to a best-in-class diverse product portfolio and allowing us to provide a full range of CEA solutions to our customers. We have cultivated long-term relationships with several of our main suppliers. We also maintain a geographic footprint that enables us to efficiently serve our customers across North America. We believe that our six distribution centers in the United States can reach a significant majority of our U.S. customers within 48 hours and our two distribution centers in British Columbia and Ontario can provide timely coverage to the full Canadian market.
Solution Based Approach to Serve Our Customers
We maintain long-standing relationships with a diversified range of specialty hydroponic retailers, commercial resellers and greenhouse builders, garden centers, hardware stores, and e-commerce retailers. We serve over 2,000 wholesale customer accounts across multiple channels in North America, providing customers with the capability to purchase their entire product range from us. To better serve our customers, we are reorganizing our commercial sales team to drive a solution based approach, focusing on added competencies and product assortment gained from our recent acquisitions. DMI programs further enhance our customer capabilities, offering consultation, technical expertise, facilitated order fulfillment and JIT delivery of consumables. We leverage a seasoned sales team and our internal product category experts to provide industry insights, product capabilities and customer support. We maintain long-term relationships with the majority of our largest customers.
Our Growth and Productivity Strategies
Capitalizing on the Growing CEA Market
Our customers benefit from macroeconomic factors driving the growth of CEA, including expanded adoption of CEA by commercial growers and consumers, as well as the growth in cannabis, and other end-markets. Industry publications estimate that the global CEA industry will grow at a 19% CAGR from 2022 to 2027. Moreover, the North America hydroponic system market had an estimated value of approximately $3.7 billion in 2022, and is projected to grow at a CAGR of 16% from 2022 to 2027.
Strategic Enhancements to our Product Offering
We significantly expanded the breadth of our proprietary product assortment through five acquisitions in 2021:
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
Our proprietary brands generally provide for higher gross profit margins compared to distributed brands and a competitive advantage as we offer products that cannot be purchased elsewhere. We invest in research and development to improve our products and manufacturing processes and to expand our overall brand value. We have launched several new product lines over the last two years, most notably PhotoBio LED lighting equipment. Through recent acquisitions, we have expanded our proprietary brands to include Heavy 16, House & Garden, Mad Farmer, Roots Organics, Soul, Procision, Grotek, Gaia Green, and Innovative Growers Equipment. In addition, we selectively add distributed products when the brand or technology provides us with a more comprehensive assortment to satisfy our customers' needs. In the fourth quarter of 2022, we strategically identified products and brands to exit from our portfolio, enabling to better focus on higher value proprietary products and solutions for our customers.
Enabling Wholesaler Network to Effectively Serve Commercial Growers
Working with our wholesale network, we are leveraging our sophisticated product experts and technical sales team to provide our wholesale network the ability to address the needs, demanding requirements and higher volume of their larger-scale commercial customers. Establishing these relationships with our channel provides us with insight and access to growers’ evolving demands, leading to both increased equipment sales and recurring sales of consumables through our wholesale network. Our commercial grower outreach program, our analytically driven supply chain function and DMI capabilities enable our wholesaler network to anticipate customer demand for products and ensure their availability. The goal of these efforts is to maintain long-term relationships with our wholesalers by helping them be successful in providing cultivation square footage savings and access to JIT inventory to their customer base. We believe this can result in profitability for our wholesalers’ customers on consumables and equipment. We also believe that increasing the value to our wholesale network will allow us to grow within key accounts and expand sales of our products and services to new accounts.

Expanding our Offerings within CEA Food and Floral Markets and Garden Centers
CEA offers a more sustainable and secure alternative to traditional outdoor agriculture, allowing food to be grown closer to where it is ultimately consumed, thereby reducing supply chain-related risks and food waste. Additionally, we believe consumer gardening can be an important driver of future CEA growth, as many U.S. households participate in lawn and gardening activities today. To that end, we have reorganized our sales efforts, including added competencies and product assortment from our recent acquisitions, to focus on the CEA food and floral market, and the consumer gardening markets, where we are well suited to expand our business.
Acquiring Value-Enhancing Businesses
The hydroponics industry is highly fragmented, which we believe presents an opportunity for growth through acquisitions. We utilize clear investment criteria to make disciplined M&A decisions with the goal of accelerating sales and EBITDA growth, increasing competitive strength and market share and expanding our proprietary brand portfolio. We pursue opportunities to grow our business through acquisitions of strategically complementary businesses. We aim primarily to acquire companies that have a competitive market position with the potential to increase market share, a strong brand, high recurring revenue and strong margin potential. We seek acquisition targets that can accelerate our growth and generate significant cash flows over time. As previously discussed, we completed five acquisitions in fiscal 2021. Refer to Part II, Item 8, Financial Statements, Note 10 - Debt, for details regarding certain covenants in our JPMorgan Revolving Loan Facility that currently limit the Company's ability to consummate acquisitions.
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
Effects of COVID-19 on Our Business
The World Health Organization recognized COVID-19 as a global pandemic on March 11, 2020, and COVID-19 has had significant and ongoing negative impacts on global societies, workplaces, economies and health systems. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including at various times physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs, but despite these efforts, COVID-19 has persisted, has mutated into new variants, and is expected to become endemic.
We have implemented business continuity plans and followed safety protocols as recommended by government guidelines, and we will continue to do so as the state of COVID-19 evolves. As of the filing of this Annual Report on Form 10-K, our operations are not impacted by any COVID-19 related facility closures, lockdown measures, travel restrictions or similar limitations. However, new waves of COVID-19 or its variants could cause the reinstatement of such limitations, and such limitations may adversely impact our supply chains, the manufacturing of our own products and our ability to obtain necessary materials, all of which could adversely affect our business, results of operations and financial condition. We have historically and may continue to source select products from China. We have experienced in the past, and may again in the future experience some extended lead times in our supply chain, as well as increased shipping costs, and we believe the COVID-19 pandemic is a contributing factor to those extended lead times and increased costs. Furthermore, potential suppliers or sources of materials may pass the increase in sourcing costs due to the COVID-19 pandemic to us through price increases, thereby impacting our potential future profit margins.
The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. It is difficult to assess or quantify with precision the impact COVID-19 has directly had on our business since we cannot precisely quantify the impacts, if any, that the various effects have had on the overall business. We believe COVID-19 may have provided a positive demand impact in 2020 and 2021 from shelter-in-place orders in the United States, a possible negative supply chain impact from workforce disruption at international and domestic suppliers, and a possible negative growth rate impact in 2022 due to agricultural oversupply initiated during the height of COVID-related shelter-in-place orders in 2020 and 2021. Management believes that COVID-19 drove a greater volume of sales by our customers in select time periods, thus creating demand for our CEA supplies and equipment. We continue to monitor the COVID-19 pandemic and will adjust our mitigation strategies as necessary to address changing health, operational or financial risks that may arise.

Government Regulation
For U.S. based operations, there is no national regulatory body providing oversight of the Hydrofarm portfolio of products. A substantial number of our products in our growing media and nutrients product lines are subject to U.S. state specific registration requirements. Organic listed products are audited by the California Department of Food and Agriculture and the Organic Materials Review Institute. Finished goods and ingredients labeled as pesticides are regulated by the Environmental Protection Agency (the “EPA”). Canadian based operations and product lines are regulated under the Canadian Food Inspection Agency. Organic certified products are attested by EcoCert. Our peat harvesting operations are regulated by provincial and municipal bodies, including Alberta Environment and Parks regulations.
Grow Media and Nutrients
Our leading product lines are growing media and nutrients products. These product lines include organic listed soils, soils without organic listings, and both organic listed and synthetic nutrients that contain ingredients requiring supplier registration with certain regulators. The use and disposal of these products in some jurisdictions are subject to regulation by various agencies. A decision by a regulatory agency to significantly restrict the use of these products impacts those companies providing us with such regulated products, and as a result, limits our ability to sell these products.
International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways in light of the ingredients that are used in products included in our growing media and nutrients product line. In the United States, products containing pesticides generally must be registered with the EPA and similar state agencies before they can be sold or applied. The failure by one of our partners to obtain, or the cancellation of any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our businesses, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are either granted a license by the EPA or exempt from such a license and may be evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we distribute will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect on our business of any future evaluations, if any, conducted by the EPA.
In addition, the use of certain pesticide products is regulated by various international, federal, state, provincial and local environmental and public health agencies. Although we strive to comply with such laws and regulations and have processes in place designed to achieve compliance, we may be unable to prevent violations of these or other laws and regulations from occurring. Even if we are able to comply with all such laws and regulations and obtain all necessary registrations and licenses, the pesticides or other products we apply or use, or the manner in which we apply or use them, could be effected by changing regulations or changing interpretations of the regulations, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances.
Cannabis Industry
We sell our products through third-party retailers and resellers and not directly to cannabis growers in countries that prohibit the sale and use of cannabis, including the United States. Nonetheless, it is evident to us that the legalization of cannabis in many U.S. states and Canada has ultimately had a significant, positive impact on our industry. Accordingly, laws and regulations governing the cultivation and sale of cannabis and related products have an indirect effect on our business. Legislation and regulations pertaining to the use and growth of cannabis are enacted on both the state and federal government level within the United States. The federal and state laws and regulations governing the growth and use of cannabis are subject to change. New laws and regulations pertaining to the use or cultivation of cannabis and enforcement actions by state and federal authorities concerning the cultivation or use of cannabis could indirectly reduce demand for our products, and may impact our current and planned future operations.
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
We sell products, including hydroponic gardening products, through third-party retailers and resellers. End users may purchase these products for use in new and emerging industries, including the growing of cannabis, that may not grow or achieve market acceptance in a manner that we can predict. The demand for these products is dependent on the growth of these industries, which is uncertain, as well as the laws governing the growth, possession, and use of cannabis by adults for both adult and medical use.
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
The public’s perception of cannabis may significantly impact the cannabis industry’s success. Both the medical and adult use of cannabis are controversial topics, and there is no guarantee that future scientific research, publicity, regulations, medical opinion, and public opinion relating to cannabis will be favorable. The cannabis industry is an early-stage business that is constantly evolving with no guarantee of viability. The market for medical and adult use of cannabis is uncertain, and any adverse or negative publicity, scientific research, limiting regulations, medical opinion and public opinion (whether or not accurate or with merit) relating to the consumption of cannabis, whether in the United States or internationally, may have a material adverse effect on our operational results, consumer base, and financial results. Among other things, such a shift in public opinion could cause state jurisdictions to abandon initiatives or proposals to legalize medical or adult cannabis or adopt new laws or regulations restricting or prohibiting the medical or adult use of cannabis where it is now legal, thereby limiting the potential customers and end-users of our products who are engaged in the cannabis industry (collectively “Cannabis Industry Participants”).
Demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop. We cannot predict the nature of such developments or the effect, if any, that such developments could have on our business.
We are subject to a number of risks, directly and indirectly through our Cannabis Industry Participants, because cannabis is illegal under federal law. Federal law and enforcement may adversely affect the implementation of medical cannabis and/or adult use cannabis laws, and may negatively impact our revenues and profits.
Under the U.S. Controlled Substances Act of 1970 (the “CSA”), the U.S. government lists cannabis as a Schedule I controlled substance (i.e., deemed to have no medical value), and accordingly the manufacturing (cultivation), sale, or possession of cannabis is federally illegal. It is also federally illegal to advertise the sale of cannabis or to sell paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is authorized by federal, state, or local law. The U.S. Supreme Court ruled in United States v. Oakland Cannabis Buyers’ Cooperative, 532 U.S. 483 (2001), and Gonzales v. Raich, 545 U.S. 1 (2005), that the federal government has the right to regulate and criminalize cannabis, even for medical purposes. The illegality of cannabis under federal law preempts state laws that legalize or decriminalize its use. Therefore, strict enforcement of federal law regarding cannabis would likely adversely affect our revenues and results of operations.
Other laws that directly impact the cannabis growers that are end users of certain of our products include:
•Businesses trafficking in cannabis may not take tax deductions for costs beyond costs of goods sold under Code Section 280E. There is no way to predict how the federal government may treat cannabis businesses from a taxation standpoint in the future, and no assurance can be given to what extent Code Section 280E, or other tax-related laws and regulations, may be applied to cannabis businesses in the future.
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
•Since cannabis is illegal under federal law, there is a strong argument that banks cannot accept deposit funds from businesses involved in the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Any such inability to open or maintain bank accounts may make it difficult for us to operate our business. Under the Bank Secrecy Act (“BSA”), banks must report to the federal government any suspected illegal activity, which includes any transaction associated with a cannabis business. These reports must be filed even though the business is operating legitimately under state law. In addition, due to our retailers’ and resellers’ involvement with cannabis businesses, our existing bank accounts could be closed.
•Insurance that is otherwise readily available, such as general liability and directors and officer’s insurance, may be more difficult for us to find, and more expensive, to the extent we are deemed to operate in the cannabis industry.
Any presidential administration, current or future, could change federal enforcement policy or execution and decide to enforce the federal cannabis laws more strongly. Recent administrations have disagreed on how strongly to enforce federal cannabis laws. For example, on August 29, 2013, the U.S. Department of Justice (the “DOJ”) under the Obama administration issued a memorandum (the “Cole Memorandum”), characterizing strict enforcement as an inefficient use of federal investigative and prosecutorial resources. The Cole Memorandum provided guidance to all federal prosecutors and indicated that federal enforcement of the CSA against cannabis-related conduct should be focused on specific priorities, including cannabis distribution to minors, violence in connection with cannabis distribution, cannabis cultivation on federal property, and collection of cannabis-derived revenue by criminal enterprises, gangs and cartels. On January 4, 2018, the DOJ under the Trump administration issued a memorandum (the “Sessions Memorandum”), which effectively rescinded the Cole Memorandum and directed federal prosecutors to enforce the CSA and to follow well-established principles when pursuing prosecutions related to cannabis activities. The DOJ under the Biden administration has not readopted the Cole Memorandum, but President Biden has indicated support for decriminalization of cannabis. On October 6, 2022, President Biden issued an executive order pardoning all persons convicted of simple possession of cannabis under the CSA and directed the Secretary of Health and Human Services and the Attorney General to initiate an administrative process to review the scheduling of cannabis under the CSA. Further, on December 2, 2022, President Biden signed into law the Medical Marijuana and Cannabidiol Research Expansion Act, which streamlines and expands the process for researching the medical use of cannabis. We cannot predict how the current administration or future administrations will enforce the CSA or other laws against cannabis activities. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. The legal uncertainty and possible future changes in law could negatively affect our growth, revenues, results of operations and success generally.
Unless and until Congress amends the CSA with respect to medical and/or adult use cannabis, there is a risk that federal prosecutors may enforce the existing CSA. Federal authorities may decide to change their current posture and begin to enforce current federal cannabis law and, if they begin to aggressively enforce such laws, it is possible that they could allege that we violated federal laws by selling products used in the cannabis industry. As a result, active enforcement of the current federal regulatory position on cannabis may directly or indirectly adversely affect our revenues and profits.
Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on our business, including our reputation and ability to conduct business, the listing of our securities on any stock exchanges, the settlement of trades of our securities, our ability to obtain banking services, our financial position, operating results, profitability or liquidity or the market price of our publicly-traded shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation of any such matters or their final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.
Businesses involved in the cannabis industry, and investments in such businesses, are subject to a variety of laws and regulations related to money laundering, financial recordkeeping and proceeds of crimes.
We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the BSA, as amended by the USA Patriot Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. In February 2014, the Financial Crimes Enforcement Network (“FinCEN”) of the Treasury Department issued a memorandum (the “FinCEN Memo”) providing guidance to banks seeking to provide services to cannabis businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis businesses without risking federal prosecution for violation of U.S. federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis violations of the CSA and outlines extensive due diligence and reporting requirements. The FinCEN Memo currently remains in place, but it is unclear at this time whether current or future administrations will continue to follow the guidelines of the FinCEN Memo. Any abrogation or modification of the FinCEN Memo could negatively affect the ability of certain of the end users of our products to establish and maintain banking relationships.
The U.S. House of Representatives has passed the Secure and Fair Enforcement (SAFE) Act (the “SAFE Banking Act”) numerous times, and, if enacted, this bill would protect banks and credit unions from federal prosecution for providing services to cannabis companies. However, the Senate has thus far failed to pass the SAFE Banking Act or other similar legislation, despite industry expectations that the Senate would pass the SAFE Banking Act in late 2022.
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
•Controlled substance legislation differs between states, and legislation in certain states may restrict or limit our ability to sell products to Cannabis Industry Participants. Our Cannabis Industry Participants may be required to obtain separate state registrations, permits or licenses in order to be able to obtain, handle and/or distribute controlled substances in a state. Such state regulatory requirements may be costly and, the failure of such Cannabis Industry Participants to meet such regulatory requirements could lead to enforcement and sanctions by the states in addition to any from the DEA or otherwise arising under federal law. We could be implicated in such enforcement or sanctions because of the sale of our products to such Cannabis Industry Participants.
•The failure of our Cannabis Industry Participants to comply with applicable controlled substance laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the demand for our products and, as a result, the financial results of our business operations and our financial condition.

Furthermore, the Loan and Security Agreement by and among certain of our subsidiaries (the “Subsidiary Obligors”) and JPMorgan Chase Bank, N.A., dated March 29, 2021, (the “JPMorgan Credit Facility”) restricts our ability to sell our products directly to cannabis growers or to retailers that sell only to the cannabis industry in countries where it is federally illegal. As a result, the Subsidiary Obligors do not sell our products directly to the cannabis industry, cannabis growers or cultivators, or to sellers or retailers that sell only to the cannabis industry. See “— Risks Relating to our Indebtedness” for further detail.
Intellectual Property
We own 15 issued U.S. design patents, 2 issued U.S. utility patents, 4 issued foreign patents and designs, 104 registered U.S. trademarks, and 114 registered foreign trademarks that enable us to position ourselves and our products to a wide range of customers. Our 21 issued patents cover grow lighting and hydroponic systems and components. These issued patents and our registered trademarks allow us to build out our proprietary brand products, which we believe are high quality products and generate higher sales margins than the distributed products that we sell. Our owned U.S. and foreign issued patents are expected to expire between 2023 and 2035.
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
Human Capital
Our success depends on management implementing effective human resource initiatives in order to recruit, develop and retain key employees. At Hydrofarm we believe that having a strong support base will allow for greater productivity and satisfaction and we are committed to open and healthy communication with our workforce. We seek to create an inclusive work environment in order to foster an innovative and team-oriented culture.
As of December 31, 2022, we had approximately 498 full time employees globally, as compared to 709 full time employees as of December 31, 2021. Of this amount, approximately 67% are located in the United States, and the remainder primarily in Canada. During 2022, we reduced headcount and implemented temporary employee furloughs and we may implement further reductions in the future to create operational efficiencies. Additionally, we use temporary workers as needed to provide flexibility for our business including for seasonal projects.
Our compensation philosophy is to implement a program that enables us to attract, motivate, reward, and retain high-performing employees who can create and sustain value for our stockholders over the long term. In addition, our compensation program is designed to provide a fair and balanced opportunity that appropriately rewards employees for their direct contributions to our success. We offer a comprehensive benefits platform including an Employee Assistance Program where our employees can seek professional assistance with psychological and other challenges.
Workplace safety is important to our business culture and we believe that a safe and empowered workforce is critical to the success of our business. We maintain several health and safety programs, including our comprehensive Environmental Health and Safety (“EHS”) management system. Our associates participate in safety committees, hazard identification, work order resolutions and mandatory compliance training. Additionally, we participate in third party health and safety inspections to meet regulatory requirements. To evaluate our health and safety performance, we use an EHS scorecard composed of leading and lagging indicators, such as progress measurements for behavioral-based safety and hazard observations, near-miss reporting, and total recordable incident rates.
Corporate Structure
We have been in the business of supplying indoor gardeners since May 4, 1977. We conduct our business through our wholly-owned, direct and indirect subsidiaries.
Corporate Information
We were incorporated in Delaware in January 2017 under the name Innovation Acquisition One Corp. Our predecessor company, originally called Applied Hydroponics, Inc., was founded in 1977 in Northern California. We changed our name to Hydrofarm Holdings Group, Inc. on August 3, 2018. Our principal executive offices are located at 1510 Main Street, Shoemakersville, Pennsylvania 19555 and our telephone number is (707) 765-9990. Our website address is www.hydrofarm.com. The information contained on, or that can be accessed through, our website is not, and shall not be deemed to be part of, this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. Investors should not rely on any such information in deciding whether to purchase our common stock.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investors.hydrofarm.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
Smaller Reporting Company
We qualify as a smaller reporting company in accordance with Rule 12b-2 under the Exchange Act, and have elected to follow certain of the scaled back disclosure accommodations within this Annual Report on Form 10-K.

Item 1A.    RISK FACTORS
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties that are summarized below. The below summary of risk factors should be read together with the more detailed discussion of risks set forth following this section.
Risks Relating to Our Business
•our proprietary brand offerings expose us to various risks;
•our ability to keep pace with technological advances;
•competitive industry pressures;
•long-lived assets and inventories represent a significant portion of our total assets and we may be required to record impairments or write-downs in future periods;
•if we fail to manage our inventory effectively, our results of operations, financial condition and liquidity may be materially and adversely affected;
•the risk of damage to, loss of, or theft of our inventory;
•the risk that adverse weather may impact our peat harvest;
•the risk of product defects;
•general economic and/or industry and financial conditions, specifically in the United States and Canada;
•increased prices and inflation could negatively impact our margin performance and our financial results.
•acquisitions, other strategic alliances and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact our business and results of operations;
•our commitments to long-term leases and our ability to renew or exit our leases;
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
•our ability to maintain effective internal control over financial reporting;
•the adverse effects of public health epidemics, including the COVID-19 pandemic, on our business, results of operations and financial operations;
•damage to our reputation could have an adverse effect on our business;
•our marketing activities may not be successful;
•a disruption or breach of our information technology systems;
•potential inaccuracies in our estimates and assumptions relied upon in preparing consolidated financial statements;
•the costs of potential tariffs or a global trade war;
•possible difficulties in raising sufficient capital to fund our operations; and
•the potential for product liability lawsuits.
Risks Relating to Our Indebtedness
•significant risks associated with our outstanding and future indebtedness of certain of our subsidiaries;
•our ability to make our debt service payments pursuant to the JPMorgan Credit Facilities;
•restrictions imposed by our JPMorgan Credit Facilities, including on our ability to sell products directly to the cannabis industry; and
•the impact of the transition from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Funding Rate ("SOFR") as a reference rate.
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
•we may be subject to infringement claims or claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers; and
•we may become subject to costly intellectual property disputes that require us to divert resources from our usual operations.
Risks Relating to Our Capital Stock
•we may incur indebtedness or issue capital stock that ranks senior or equally to our common stock with certain liquidation preference and other rights, which may dilute our stockholders’ ownership interest;
•certain provisions in the JPMorgan Credit Facility, our corporate charter documents and in our current loan agreement and credit facility and under Delaware law could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove current management or to obtain a favorable judicial forum for disputes with directors, officers or employees;
•risks related to us being a holding company;
•our ability to meet the continued listing standards of The Nasdaq Capital Market;
•our largest stockholders will exercise significant influence over our company for the foreseeable future, including the outcome of matters requiring stockholder approval; and
•our common stock has only recently become publicly-traded and the market price of our common stock may be volatile.

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
Many of the products we distribute and market, such as our fertilizers and nutrients, contain ingredients that are subject to regulatory approval or registration with certain U.S. state and Canadian regulators. The need to obtain such approval or registration could delay the launch of new products or product innovations that contain such ingredients or otherwise prevent us from developing and manufacturing certain products and product innovations. Failure to properly register and maintain these registrations for these products could result in significant penalties, additional costs, product stop-sales or recalls.
Long-lived assets and inventories represent a significant portion of our total assets and we may be required to record impairments or write-downs in future periods.
Our consolidated balance sheet as of December 31, 2022, includes $300.4 million of intangible assets, net, $111.4 million of inventories, $51.1 million of property, plant, and equipment, net, and $65.3 million of operating lease right-of-use assets. As of June 30, 2022, we recorded a $189.6 million goodwill impairment charge due to a decline in the estimated fair value of our reporting units, which reduced the carrying value of our goodwill to zero. During the year ended December 31, 2022, we recorded allowances for inventory obsolescence of $18.5 million, primarily due to certain durable lighting products.
Long-lived assets, such as intangible assets, property, plant and equipment and operating lease right-of-use assets are reviewed for impairment whenever events, changes or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If we were to conclude that a future write-down of our long-lived assets is necessary, we would have to record the appropriate charge, which could result in a material adverse effect on our results of operations. Inventories consist of manufactured goods, goods acquired for resale, and materials consumed in business operations. Inventories are stated at the lower of cost or net realizable value, and we maintain an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. We have experienced recent sales declines, which we believe are primarily a result of agricultural oversupply impacting our market. The extent to which these market conditions will continue to impact our business, results of operations, and cash flows are uncertain and difficult to predict at this time, and may result in lower margins, inventory write-downs, accounts receivable allowances, and impairments of our long-lived assets which could have a material adverse effect on our business, financial condition and results of operations.
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
Our inventory is vulnerable to damage or loss caused by accidents or natural disasters, and we face the risk of theft of our products from inventory or during shipment.
Our inventory is stored at warehouses in the United States and Canada. Our inventory is vulnerable to accidents, fire, flood, earthquakes, and similar events that may impact our facilities. Any damage to or loss of all or a significant portion of our inventory could cause significant delays in shipment of goods to our customers, resulting in negative publicity about and diminished customer confidence in our business. In addition, we may experience theft of our products while they are being held in inventory or during the course of their shipment to our customers by third-party carriers. We maintain insurance to cover losses resulting from theft. Nevertheless, if our security measures fail, losses exceed our insurance coverage, or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from damage, loss or theft, any of which could substantially harm our business and results of operations.
Our peat bogs are susceptible to sudden changes in weather and the impacts of climate change.
We maintain a peat moss harvesting operation in northern Alberta, Canada. Peat bogs rely on predictable weather; sun and wind are required to dry the top surface, and too much rain can cause compaction and impede the ability of vacuum harvesters to collect the peat. Peat must be harvested during a narrow window of one to two months during the summer, and if summer is late or especially wet, this can have an adverse impact on the year’s harvest. Conversely, if temperatures are too high, this can cause an increase in peat decomposition rates, and extended droughts can aggravate such decomposition. Any of these risks may be further exacerbated by climate change. If our peat bogs are damaged or our peat harvest is less than anticipated for one or more seasons, this could have an adverse impact on our business and results of operations.
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
We occupy many of our facilities under long-term non-cancellable leases, and we may be unable to renew or exit our leases.
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
In addition, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business and operating results. Further, we may not be able to secure a replacement facility in a location that is as commercially viable, including access to rail service. Having to close a facility, even briefly to relocate, could reduce the sales that such facility would have contributed to our revenues. We have experienced delays in relocating certain of our facilities as a result of issues impacting the availability of transportation and the provision of other services necessary to open the new location, and may continue to experience similar delays in the future.
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
We operate some of our distribution centers in Canada and Spain and we source and sell products globally. We also use a purchasing team in China. Accordingly, we are subject to risks associated with operating in foreign countries, including:
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
•difficulty in obtaining distribution and support for our products; and
•our ability to collect trade receivables in foreign jurisdictions.
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
In connection with our acquisitions, we have acquired several manufacturing facilities. Expansion into manufacturing exposes us to all of the risks entailed in manufacturing activities generally and there is no assurance that our manufacturing activities will not cause us to incur material unexpected costs or liabilities. Our manufacturing processes may experience problems including equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, power outages, terrorist activities, safety and certification issues, or disruptions in the operations of our suppliers which could result in product defects, product recalls, product liability claims and insufficient inventory or supply of product for our customers. For example, our acquisition of the House & Garden Entities and their plant nutrient and fertilizer business may expose us to handling potentially hazardous or explosive chemicals. We cannot eliminate the risk of accidental contamination or injury from such chemicals, and any accident caused by such chemicals could result in cleanup costs, diversion of management attention and potential liability, all of which could affect our reputation, business and results of operations. Any defects in the products we manufacture may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may be damaged. The failure of the products that we manufacture or of our manufacturing processes or facilities may subject us to regulatory enforcement, fines or penalties and, in some cases, require us to shut down, temporarily halt operations or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product or adversely affect product sales or our reputation. The storage, handling, production and disposal of materials in our manufacturing facilities may expose us to liability under environmental laws and regulations. Potentially significant expenditures could also be required to comply with evolving interpretations of existing environmental, health and safety laws and regulations or any new such laws and regulations (including concerns about global climate change and its impact) that may be adopted in the future. Costs associated with failure to comply with such laws and regulations could have an adverse effect on our business.

Government laws and regulations, including environmental laws and regulations, could result in material costs or otherwise adversely affect our financial condition and results of operations.
The manufacturing, composition, packaging, storage, distribution and labeling of our products and the manner in which our business operations are conducted must comply with an extensive array of federal, state and foreign laws and regulations. If we are not successful in complying with the requirements of all such regulations, we could be fined or other actions could be taken against us by the applicable governing body, including the possibility of a required product recall. Any such regulatory action could adversely affect our financial condition and results of operations. It is also possible that governments and regulatory agencies will increase regulation, including the adoption of further regulations relating to the transportation, storage or use of certain ingredients, to enhance homeland security or protect the environment and such increased regulation could negatively impact our ability to obtain raw materials, components and/or finished goods or could result in increased costs. In particular, legislators, consumers, investors and other stakeholders are increasingly focusing on climate change, petroleum usage, waste, recycled material content, and other sustainability concerns pertaining to companies’ ESG policies. Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate negative impacts to the environment or may result in new reporting and disclosure requirements. In the event that such regulations result in increased product or administrative costs, we may not be in a position to increase selling prices, and therefore an increase in costs could have a material adverse effect on our business, financial condition and results of operations.
Some of our products have compositions that are controlled by various state, federal and international laws and regulations that are subject to change. We are required to comply with these laws and regulations and we seek to anticipate regulatory developments that could impact our ability to continue to produce and market our products. We invest in research and development to maintain product formulations that comply with such laws and regulations. There can be no assurance that we will not be required to alter the composition of one or more of our products in a way that will have an adverse effect upon the product’s efficacy or marketability. A delay or other inability of the Company to complete product research and development and successfully reformulate our products in response to any such regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.
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
Our ability to make, move and sell products in coordination with our suppliers is critical to our success. Our inability to maintain sufficient internal production capacity or our inability to enter into co-packing arrangements on terms that are beneficial to us could have an adverse effect on our business. Failure to adequately handle increasing production costs and complexity, turnover of personnel, or production capability and efficiency issues could materially impact our ability to cost effectively produce our products and meet customer demand.
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
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Increased ESG-related compliance costs for us as well as among our suppliers, vendors and various other parties within our supply chain could result in material increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price.
Climate Change may impact the availability of our facilities, we may incur substantial costs to comply with climate change legislation and related regulatory initiatives, and weather conditions could adversely impact financial results.
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
Our garden center customers and certain of our manufacturing facilities can be heavily impacted by weather conditions. For example, periods of abnormally wet or dry weather can adversely impact the sale of certain products, while increasing demand for other products with the overall impact to us difficult to predict. Additionally, our outdoor harvesting and other manufacturing operations may be impacted by adverse weather conditions or changing weather patterns which may adversely impact our ability to produce and sell our products.
We are subject to risks related to corporate and social responsibility and reputation.
Many factors influence our reputation including the perception of us held by our customers, suppliers, partners, stockholder, other key stakeholders, and the communities in which we operate. We face increasing scrutiny related to environmental, social and governance activities. We risk damage to our reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, sustainability, supply chain management, climate change, workplace conduct, and human rights. Any harm to our reputation could impact employee engagement and retention, our corporate culture, and the willingness of customers, suppliers, and partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows. Further, despite our policies to the contrary, we may not be able to control the conduct of every individual actor, and our employees and personnel may violate environmental, social or governance standards or engage in other unethical conduct. These acts, or any accusation of such conduct, even if proven to be false, could adversely impact the reputation of our business.
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
As a public company, we, among other things:
•prepare and distribute periodic public reports and other stockholder communications in compliance with applicable laws;
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
We are a “smaller reporting company” and, because we have opted to use the reduced reporting requirements available to us, certain investors may find investing in our securities less attractive.
We are a “smaller reporting company” under the SEC’s disclosure rules, and as such, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt certain of the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies. If investors consider our common stock less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common stock and our share price may be more volatile.

We previously identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.
As a result of being a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act and to develop and maintain proper and effective internal controls over financial reporting. Any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock. Compliance with these requirements may strain our resources, increase our costs, and we may, in the future, be unable to comply with these requirements in a timely or cost-effective manner.
Prior to our initial public offering (“IPO”) in December 2020, we were a private company with limited accounting and finance personnel and other resources with which to address our internal controls and procedures. In connection with the audit of our financial statements for fiscal 2019, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses previously disclosed in our registration statement on Form S-1 which was declared effective on December 9, 2020.
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management determined that the previously disclosed material weaknesses were not remediated as of December 31, 2020: that (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with our accounting and reporting requirements and (ii) our controls related to the preparation, review, and analysis of accounting information and financial statements were not adequately designed or appropriately implemented to identify material misstatements in our financial reporting on a timely basis for our U.S. entities and Eddi’s Wholesale Garden Supplies, Ltd. (“Eddi’s”). These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
During 2021, we remediated the identified material weaknesses. In particular, we (i) hired additional qualified accounting and financial reporting personnel with technical and/or public company experience, (ii) implemented new control procedures over certain areas previously deemed ineffective related to the preparation, review, and analysis of accounting information and financial statements and (iii) engaged an external advisor to assist management in completing a Sarbanes-Oxley Act compliant risk assessment, creating detailed control documentation for in-scope business and information technology processes, identifying further control gaps and providing assistance on remediation procedures, and designing and implementing a Sarbanes-Oxley Act sub-certification process. Although we have remediated previously identified material weaknesses, we cannot assure you that the steps we have taken will prevent future material weaknesses from occurring.
For the 2022 fiscal year, management and our independent outside auditor have attested that our internal control environment was operating effectively and in compliance with Section 404 of the Sarbanes-Oxley Act. However, in the future during the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
The effects of the COVID-19 pandemic are unpredictable and may materially affect our customers and how we operate our business, and the duration and extent to which the pandemic continues (including any re-emergence of COVID-19) to threaten our future results of operations and overall financial performance remains uncertain.
The World Health Organization recognized COVID-19 as a global pandemic on March 11, 2020, and COVID-19 has had significant and ongoing negative impacts on global societies, workplaces, economies and health systems. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including at various times physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs, but despite these efforts, COVID-19 has persisted, has mutated into new variants, and is expected to become endemic.
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
In addition, perceptions that the products we distribute and market are not safe could adversely affect us and contribute to the risk that we will be subjected to legal action. We distribute and market a variety of products, such as nutrients, and growing media. On occasion, allegations or news reports may be made that some of these products have failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that the products we distribute or market are not safe could impair our reputation, involve us in litigation, damage our brand names and have a material adverse effect on our business.
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
For example on January 31, 2022, certain of our computer systems related to the “Aurora” acquisition that had not yet been integrated into our main systems were the victim of a cybersecurity attack. We immediately took steps to isolate those systems and implemented measures to prevent the spread of the attack, including taking systems offline in an abundance of caution. Together with an outside cybersecurity forensics firm, we investigated the attack to determine its nature, scope, duration, and impacts, as well as our vulnerability to another such attack and whether there was any exfiltration or misappropriation of data. There was no evidence that the attack extended beyond the Aurora acquisition’s systems, and it was determined that no critical data was accessed. We have subsequently taken steps to integrate the acquisition’s systems with our main systems, and expect to complete this integration in the first half of 2023.
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
While we maintain cyber risk insurance, this insurance may not be sufficient to cover all losses from any breaches of our systems and does not extend to reputational damage or costs incurred to improve or strengthen systems against future threats or activity. Cyber risk insurance has also become more difficult and expensive to obtain, and we cannot be certain that our current level of insurance or the breadth of its terms and conditions will continue to be available on economically reasonable terms.
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
As of December 31, 2022, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $107.1 million, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Our federal NOL carryforwards will begin to expire in 2037. See Note 13 - Income Taxes, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of the carryforward of our NOLs. As of December 31, 2022, we maintained a valuation allowance of approximately $39.3 million on the majority of our domestic and foreign net deferred tax assets.
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
We face a potential risk of product liability as a result of any of the products that we offer for sale. For example, we may be sued if any product we sell allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in: (i) decreased demand for products that we may offer for sale; (ii) injury to our reputation; (iii) costs to defend the related litigation; (iv) a diversion of management’s time and our resources; (v) substantial monetary awards to trial participants or patients; (vi) product recalls, withdrawals or labeling, marketing or promotional restrictions; or (vii) a decline in our stock price. Our inability to retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We may have to pay amounts awarded by a court or negotiated in a settlement that exceed our insurance coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.
Risks Relating to Our Indebtedness
The JPMorgan credit facilities contain, and future debt facilities may contain, restrictions that limit our flexibility in operating our business; we fund interest and amortization payments from cash flows generated in our operations, and to the extent that cash flows deteriorate, it could be difficult or impossible to timely make our debt service payments or obtain additional debt financing.
We maintain a substantial amount of debt, and we may incur additional debt in the future to help fund our business. Our substantial indebtedness and interest expense could have important consequences to us, including:
•limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for working capital, expanding our infrastructure, capital expenditures and other general business activities and investment opportunities in our company, because we must dedicate a substantial portion of these funds to pay interest and/or service our debt and because the documents contain restrictions on certain of those actions;
•impacting our cash flows, results of operations and financial condition as interest rates rise, as our JPMorgan credit facilities incur interest at a floating rate;
•requiring us to seek to incur further indebtedness in order to make the capital expenditures and other expenses or investments necessary to operate the business to the extent our future cash flows are insufficient;
•requiring us to refinance the JPMorgan Revolving Loan Facility (as defined below) if the lenders do not agree to extend the maturity date beyond March 29, 2024;
•limiting our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions and the execution of our strategy, and other expenses or investments planned by us;
•limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business and our industry;
•our inability to satisfy our obligations under our indebtedness (which could result in an event of default and acceleration if we fail to comply with the requirements of our indebtedness); and
•increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally.
The existing JPMorgan credit facilities contain, and any documents governing our or our subsidiaries’ future indebtedness may contain, numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. Such restrictive covenants include restrictions on, among others, our or our subsidiaries’ ability to: (1) incur additional indebtedness; (2) create or suffer to exist any liens upon any of our or our subsidiaries’ property; (3) pay dividends and other distributions or enter into agreements restricting our subsidiaries’ ability to pay dividends; (4) make investments; (5) make certain loans; (6) dispose of assets; (7) merge, amalgamate, combine or consolidate; (8) engage in certain transactions with stockholders or affiliates; (9) amend or otherwise alter the terms of our or our subsidiaries’ indebtedness; and (10) alter the business that we conduct. The existing JPMorgan credit facilities also require, and any documents governing our or our subsidiaries’ future indebtedness may require, us to meet certain financial ratios and tests in order to enter into certain transactions, incur additional indebtedness, pay dividends and other actions. In addition, if we become subject to the financial ratios and tests that are specified in the JPMorgan Revolving Loan Facility, noncompliance with such ratios and tests would be an event of default.
We and our Subsidiary Obligors’ ability to comply with these and other provisions of the existing JPMorgan credit facilities is dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or noncompliance with any applicable financial ratios and tests could result in an event of default under the existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may also contain cross-acceleration or cross-default provisions. Variable rate indebtedness subjects us and the Subsidiary Obligors to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.

The JPMorgan credit facilities have restrictions on our ability to sell our products directly to the cannabis industry.
On March 29, 2021, we and our subsidiaries (the “Subsidiary Obligors”) entered into a senior secured revolving loan facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent for the lenders, which was subsequently amended and currently provides for a maximum commitment amount of $75 million and terminates on March 20, 2024 (as amended, the “JPMorgan Revolving Loan Facility”). On October 25, 2021, we and the Subsidiary Obligors entered into a $125 million senior secured term loan facility with JPMorgan, as administrative agent for the lenders (the “Term Loan”). The JPMorgan Revolving Loan Facility and the Term Loan each contain customary covenants, restrictions and defaults. The JPMorgan Revolving Loan Facility prohibits us and the Subsidiary Obligors from selling our products, inventory or services directly to cannabis growers or to retailers that sell only to the cannabis industry. The Term Loan prohibits us and the Subsidiary Obligors from selling our products, inventory or services directly to cannabis growers operating in any country that prohibits the sale and use of cannabis products other than in accordance with the applicable laws of such country. We are in compliance with the terms set forth in the JPMorgan Revolving Loan Facility and the Term Loan and maintain policies and procedures that are designed to promote and achieve continued compliance with such requirements.
These compliance requirements may require that we be more selective than our competitors when selecting to whom we sell our products, and in certain situations, may afford our competitors a competitive advantage if we are not able to sell our products to a certain customer, and may negatively impact our marketing efforts, sales and reputation in the market. Moreover, the breach of any of these compliance requirements may result in the occurrence of an event of default under each of the JPMorgan Revolving Loan Facility and the Term Loan, which would entitle JPMorgan to terminate the commitments thereunder and declare all loans then outstanding to be due and payable. The foregoing events would have a material adverse effect on our business, results of operations and financial condition.
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
We may be adversely impacted by the transition from LIBOR to SOFR as a reference rate.
The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of U.S. dollar LIBOR settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. In the United States, the Alternative Reference Rates Committee, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York, recommended SOFR plus a recommended spread adjustment as LIBOR’s replacement. SOFR is an index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities that was selected as a preferred replacement for U.S. dollar LIBOR by the U.S. Federal Reserve. SOFR is observed and backward looking, which stands in contrast to LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. LIBOR and SOFR have significant differences, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.
The Term Loan continues to utilize LIBOR. The Term Loan agreement attempts to provide mechanisms whereby the tenor (one month, three months or six months) of the LIBOR based rates would remain the same even though SOFR is an overnight rate. In addition, LIBOR incorporates built in credit risk component because it is based on the aggregate cost of borrowing by a bank and SOFR does not have this component since it is based on overnight transactions in the Treasury repurchase market. Accordingly, there are inherent difficulties in matching these two rates and it is possible that the use of SOFR may result in a higher rate.
Given that the conversion to SOFR under the Term Loan has not yet occurred, we are unable to determine whether our interest obligations under the SOFR based rates will be higher than corresponding interest rates benchmarked to LIBOR.
The transition to SOFR may present challenges, including, but not limited to, the illiquidity of SOFR derivatives markets, which could make it difficult for financial institutions to offer SOFR-based debt products, the determination of the spread adjustment required to convert LIBOR to SOFR (and the related determination of a term structure with different maturities), and that such transition may require substantial negotiations with counterparties. There is no guarantee that the transition from LIBOR to SOFR will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could affect our interest expense and earnings and may have an adverse effect on our business, results of operations, financial condition, and stock price.
Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of SOFR at this time remains uncertain.
Risks Relating to Third Parties
Our reliance on a limited base of suppliers for certain products, such as light ballasts, may result in disruptions to our business and adversely affect our financial results.
Although we continue to implement risk-mitigation strategies for single-source suppliers, we rely on a limited number of suppliers for certain of our light ballasts, used in manufacturing our lighting systems. A portion of our key suppliers previously experienced significant volume demands, which impacted supplier performance. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, or if any of our key suppliers becomes insolvent or experience other financial distress, we could experience disruptions in production, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Also, geopolitical tensions and the conflict between Russia and Ukraine continue to escalate, and numerous jurisdictions have imposed harsh sanctions on certain industry sectors and parties in Russia, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect, directly or indirectly, the global supply chain, with negative implications on the availability and prices of raw materials, energy prices, and our customers, as well as the global financial markets and financial services industry.
A significant interruption in the operation of our or our suppliers’ facilities could impact our capacity to produce products and service our customers, which could adversely affect revenues and earnings.
Operations at our and our suppliers’ facilities are subject to disruption for a variety of reasons, including fire, flooding or other natural disasters, disease outbreaks or pandemics, acts of war, terrorism, government shut-downs and work stoppages. Some of our key suppliers experienced significant demand and increased volume in prior years. A significant interruption in the operation of our or our suppliers’ facilities, especially for those products manufactured at a limited number of facilities, such as fertilizer and liquid products, could significantly impact our capacity to sell products and service our customers in a timely manner, which could have a material adverse effect on our customer relationships, revenues, earnings and financial position.
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
Cannabis is illegal under U.S. federal law. Federal law and enforcement may adversely affect the implementation of medical cannabis and/or adult use cannabis laws, and may negatively impact our revenues and profits.
Under the Controlled Substances Act, the U.S. federal government lists cannabis as a Schedule I controlled substance (i.e., deemed to have no medical value), and accordingly the manufacturing (cultivation), sale, or possession of cannabis is federally illegal. It is also federally illegal in the United States to advertise the sale of cannabis or to sell paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is authorized by federal, state, or local law. The U.S. Supreme Court ruled in United States v. Oakland Cannabis Buyers’ Cooperative, 532 U.S. 483 (2001), and Gonzales v. Raich, 545 U.S. 1 (2005), that the U.S. federal government has the right to regulate and criminalize cannabis, even for medical purposes. The illegality of cannabis under U.S. federal law preempts state laws that legalize or decriminalize its use. Therefore, strict enforcement of U.S. federal law regarding cannabis would likely adversely affect our revenues and results of operations.
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
•Because the manufacturing (cultivation), sale, possession and use of cannabis is illegal under federal law, cannabis businesses may have restricted intellectual property and proprietary rights, particularly with respect to obtaining and enforcing patents and trademarks. In addition, cannabis businesses may face court action by third parties under RICO. Intellectual property and proprietary rights could be impaired as a result of cannabis business, and cannabis businesses could be named as a defendant in an action asserting a RICO violation.
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
•Since cannabis is illegal under federal law, there is a strong argument that banks cannot accept for deposit funds from businesses involved in the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Any such inability to open or maintain bank accounts may make it difficult for cannabis businesses to operate. Under the BSA, banks must report to the federal government any suspected illegal activity, which includes any transaction associated with a cannabis business. These reports must be filed even though the business is operating legitimately under state law.
•Insurance that is otherwise readily available, such as general liability and directors and officer’s insurance, may be more difficult to find, and more expensive.
Any presidential administration, current or future, could change federal enforcement policy or execution and decide to enforce the federal cannabis laws more strongly. Recent administrations have disagreed on how strongly to enforce federal cannabis laws. For example, on August 29, 2013, the DOJ under the Obama administration issued the Cole Memorandum, characterizing strict enforcement as an inefficient use of federal investigative and prosecutorial resources. The Cole Memorandum provided guidance to all federal prosecutors indicating that federal enforcement of the CSA against cannabis-related conduct should be focused on specific priorities, including cannabis distribution to minors, violence in connection with cannabis distribution, cannabis cultivation on federal property, and collection of cannabis-derived revenue by criminal enterprises, gangs and cartels. On January 4, 2018, the DOJ under the Trump administration issued the Sessions Memorandum, which effectively rescinded the Cole Memorandum and directed federal prosecutors to enforce the CSA and to follow well-established principles when pursuing prosecutions related to cannabis activities. The DOJ under the Biden administration has not readopted the Cole Memorandum, but President Biden has indicated support for decriminalization of cannabis. On October 6, 2022, President Biden issued an executive order pardoning all persons convicted of simple possession of cannabis under the CSA and directed the Secretary of Health and Human Services and the Attorney General to initiate an administrative process to review the scheduling of cannabis under the CSA. Further, on December 2, 2022, President Biden signed into law the Medical Marijuana and Cannabidiol Research Expansion Act, which streamlines and expands the process for researching the medical use of cannabis. We cannot predict how the current administration or future administrations will enforce the CSA or other laws against cannabis activities. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. The legal uncertainty and possible future changes in law could negatively affect our growth, revenues, results of operations and success generally.
Unless and until Congress amends the CSA with respect to medical and/or adult use cannabis, there is a risk that federal prosecutors may enforce the existing CSA. Federal authorities may decide to change their current posture and begin to enforce current federal cannabis law and, if they decide to ignore the principles in the Cole Memorandum and begin to aggressively enforce such laws, it is possible that they could allege that we violated federal laws by selling products used in the cannabis industry. As a result, active enforcement of the current federal regulatory position on cannabis may directly or indirectly adversely affect our revenues and profits.
Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the U.S. federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on our business, including our reputation and ability to conduct business, the listing of our securities on any stock exchanges, the settlement of trades of our securities, our ability to obtain banking services, our financial position, operating results, profitability or liquidity or the market price of our publicly-traded shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation of any such matters or their final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.
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
We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. Some of our products are sold to Cannabis Industry Participants and used in connection with cannabis businesses that are subject to federal and state controlled substance laws and regulations. Companies that transact directly or indirectly with cannabis businesses are subject to a number of risks related to controlled substances, which risks could reduce demand for our products by Cannabis Industry Participants. Such risks include, but are not limited to, the following:
•Cannabis is a Schedule I drug under the CSA and regulated by the DEA as an illegal substance. The FDA, in conjunction with the DEA, licenses cannabis research and drugs containing active ingredients derived from cannabis. If cannabis were to become legal under federal law, its sale and use could become regulated by the FDA or another federal agency.
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
•Controlled substance legislation differs between states, and legislation in certain states may restrict or limit Cannabis Industry Participants from buying our products. Cannabis Industry Participants may be required to obtain separate state registrations, permits or licenses in order to be able to obtain, handle and/or distribute controlled substances in a state. Such state regulatory requirements may be costly and, the failure of such Cannabis Industry Participants to meet such regulatory requirements could lead to enforcement and sanctions by the states in addition to any from the DEA or otherwise arising under federal law. We could be implicated in such enforcement or sanctions because of the purchase of our products by such Cannabis Industry Participants.
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
Individual state laws allowing the cultivation and possession of cannabis for adult and medical uses conflict with federal laws prohibiting the cultivation, possession and use of cannabis for any purpose. A number of states have passed legislation legalizing or decriminalizing cannabis for adult use, other states have enacted legislation specifically permitting the cultivation and use of cannabis for medicinal purposes, and several states have enacted legislation permitting cannabis cultivation and use for both adult and medicinal purposes. Variations exist among those states’ cannabis laws. Evolving federal and state laws and regulations pertaining to the use or cultivation of cannabis, as well as active enforcement by federal or state authorities of the laws and regulations governing the use and cultivation of cannabis may indirectly and adversely affect our business, our revenues and our profits.
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
The public’s perception of cannabis may significantly impact the cannabis industry’s success. Both the medical and adult use of cannabis are controversial topics, and there is no guarantee that future scientific research, publicity, regulations, medical opinion, and public opinion relating to cannabis will be favorable. The cannabis industry is an early-stage business that is constantly evolving with no guarantee of viability. The market for medical and adult use of cannabis is uncertain, and any adverse or negative publicity, scientific research, limiting regulations, medical opinion and public opinion (whether or not accurate or with merit) relating to the consumption of cannabis, whether in the United States or internationally, may have a material adverse effect on our operational results, consumer base, and financial results. Among other things, such a shift in public opinion could cause state jurisdictions to abandon initiatives or proposals to legalize medical or adult use cannabis or adopt new laws or regulations restricting or prohibiting the medical or adult use of cannabis where it is now legal, thereby limiting the Cannabis Industry Participants.
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
We sell our products through third-party retailers and resellers which do not exclusively sell to the cannabis industry. Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the BSA, as amended by the USA PATRIOT Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. In February 2014, the FinCEN issued the FinCEN Memo providing guidance to banks seeking to provide services to cannabis businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis businesses without risking federal prosecution for violation of U.S. federal money laundering laws and outlines extensive due diligence and reporting requirements. On June 29, 2020, FinCEN issued additional guidance for financial institutions conducting due diligence and filing suspicious activity reports in connection with hemp-related business customers. While these guidelines clarify that financial institutions are not required to file suspicious activity reports solely based on a customer’s hemp-related business operations that comply with applicable state law and regulations, these requirements can still present challenges for certain end users of our products in establishing and maintaining banking relationships, and restrictions on cannabis-related banking activities remain. The U.S. House of Representatives has passed the SAFE Banking Act numerous times, and, if enacted, this bill would protect banks and credit unions from federal prosecution for providing services to cannabis companies. However, the Senate has thus far failed to pass the SAFE Banking Act or other similar legislation, despite industry expectations that the Senate would pass the SAFE Banking Act in late 2022. Compliance with applicable state laws regarding cannabis activities does not protect from federal prosecution or other enforcement action, such as seizure or forfeiture remedies, nor does it provide any defense to such prosecution or action. Cannabis-related activities conducted in or related to conduct in multiple states may potentially face a higher level of scrutiny from federal authorities. Changes to current DOJ or Treasury Department policies or current state laws or regulations might adversely affect the legal risks under federal anti-money laundering laws posed by the acceptance directly by our distributors or indirectly by us of proceeds of our end users’ cannabis growing activities.
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
International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways in light of the ingredients that are used in products included in our growing media and nutrients product line. In the United States, products containing pesticides generally must be registered with the Environmental Protection Agency (the “EPA”), and similar state agencies before they can be sold. The failure by one of our partners to obtain or the cancellation of any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our businesses, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we may produce or distribute are either granted a license by the EPA or exempt from such a license and may be evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we distribute will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect on our business of any future evaluations, if any, conducted by the EPA.
In addition, the end user application or use of certain pesticide products is regulated by various international, federal, state, provincial and local environmental and public health agencies. Although we strive to educate the end user with such laws and regulations, we may be unable to prevent violations of these or other laws and regulations from occurring. Even if we are able to comply with all applicable laws and regulations and obtain all necessary registrations and licenses, the pesticides or other products we distribute, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. The costs of compliance, noncompliance, investigation, remediation, combating reputational harm or defending civil or criminal proceedings, products liability, personal injury or other lawsuits could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.
Risks Relating to Our Intellectual Property
Recent laws make it difficult to predict how patents will be issued or enforced in our industry.
Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may have a significant impact on our ability to protect our technology and enforce our intellectual property and proprietary rights. There have been numerous changes to the patent laws and to the rules of the United States Patent and Trademark Office (the “USPTO”), which may have a significant impact on our ability to protect our technology and enforce our intellectual property and proprietary rights. For example, the Leahy-Smith America Invents Act, which was signed into law in 2011, includes a transition from a “first-to-invent” system to a “first-to-file” system, and changes the way issued patents can be challenged. Certain changes, such as the institution of inter partes review and post-grant and derivation proceedings, came into effect in 2012. Substantive changes to patent laws associated with the Leahy-Smith America Invents Act may affect our ability to obtain patents, and, if obtained, to enforce or defend them in litigation or inter partes review, or post-grant or derivation proceedings, all of which could harm our business.
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
Our success depends upon our ability to develop, manufacture, market and sell our products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property or proprietary rights with respect to our products and technology, including interference or derivation proceedings and various other post-grant proceedings before the USPTO and/or non-U.S. opposition proceedings. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. A successful claim of trademark, patent or other intellectual property or proprietary right infringement, misappropriation or other violation against us, or any other successful challenge to the use of our intellectual property and proprietary rights, could subject us to damages or prevent us from providing certain products or services, or using certain of our recognized brand names, which could have a material adverse effect on our business, financial condition and results of operations. As a result of any such infringement claims, or other intellectual property claims, regardless of merit, or to avoid potential claims, we may choose or be compelled to seek intellectual property licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees, royalties, minimum royalties and/or milestone payments and the rights granted to us could be nonexclusive, which would mean that our competitors may be able to obtain licenses to the same intellectual property. Ultimately, we could be prevented from commercializing a product and/or technology or be forced to cease some aspect of our business operations if, as a result of actual or threatened infringement or other intellectual property claims, we are unable to enter into licenses of the relevant intellectual property on acceptable terms. Further, if we attempt to modify a product and/or technology or to develop alternative methods or products in response to infringement or other intellectual property claims or to avoid potential claims, we could incur substantial costs, encounter delays in product introductions or interruptions in sales.
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
•We may not develop additional proprietary technologies that are patentable; and
•The patents of others may have an adverse effect on our business.
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
The JPMorgan Credit Facility prohibits us from undergoing a change of control. Any takeover attempt could be delayed, or prevented, if an amendment or waiver is not provided by the respective lenders. See “— Risks Relating to Our Indebtedness”. Moreover, certain provisions of our Certificate of Incorporation and Bylaws and provisions of Delaware General Corporation Law could delay or prevent a change of control or may impede the ability of the holders of our common stock to change our management. In particular, our Certificate of Incorporation and Bylaws, among other things will regulate how stockholders may present proposals or nominate directors for election at stockholders’ meetings and authorize our board of directors to issue preferred stock in one or more series, without stockholder approval. See “Description of Capital Stock — Anti-Takeover Provisions” which is attached to this Annual Report on Form 10-K as Exhibit 4.2.
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

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends to holders of our common stock in the foreseeable future, but will review this policy as circumstances dictate. The declaration and payment of all future dividends to holders of our common stock, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time. In addition, our ability to pay dividends is restricted by the terms of the JPMorgan Credit Facility and, in addition, future debt financing, if any, may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our securities. Consequently, capital appreciation, if any, of our common stock may be the sole source of gain on investment for the foreseeable future.
If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which may adversely affect the market price and liquidity of our common stock.
Our common stock is currently traded on the Nasdaq Global Select Market (“Nasdaq”). Nasdaq requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock, including that we maintain a minimum closing bid price of $1.00 per share. There can be no assurance that we will be able to maintain compliance with the requirements for continued listing of our common stock on Nasdaq. If our common stock is delisted and we are unable to list our common stock on another U.S. national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.
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
We cannot assure you that the interests of our former directors and affiliated persons will coincide with the interests of the investors. So long as our former directors and affiliated persons collectively controls a significant portion of our common stock, these individuals and/or entities controlled by them, will continue to collectively be able to strongly influence or effectively control our decisions. Therefore, you should not invest in reliance on your ability to have any control over our company. See “Principal Stockholders,” “Certain Relationships and Related Party Transactions” and “Description of Capital Stock” which is attached to this Annual Report on Form 10-K as Exhibit 4.2.
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
Our common stock has only recently become publicly-traded, and the market price of our common stock has been volatile.
The market price of our common stock has fluctuated substantially due to a number of factors. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
Our Certificate of Incorporation and our Bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our Certificate of Incorporation or our Bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Notwithstanding the foregoing, the exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation and our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations.
General Risk Factors
If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business may fail; our headcount reductions may cause undesirable consequences.
Our future success depends to a large extent on our ability to attract, hire, train and retain qualified managerial, operational and other personnel. We face significant competition for qualified and experienced employees in our industry and from other industries and, as a result, we may be unable to attract and retain the personnel needed to successfully conduct and grow our operations. Additionally, key personnel, including members of management, may leave and compete against us. If we are unable to hire and retain key personnel, our business will be materially adversely affected. In light of recent inflation, we may be required to increase the compensation we offer to current and prospective employees in order to compete for talent, and any wage increases may make it more difficult for us maintain general operating expenses at desired levels.
Additionally, we reduced headcount and implemented temporary employee furloughs in 2022, and may implement further reductions in the future to create operational efficiencies. This workforce reduction may yield unintended consequences, such as attrition beyond our intended reductions and reduced employee morale, which may cause our employees who were not affected by the headcount reductions to seek alternate employment. We cannot provide assurance that we will not undertake additional workforce reductions or that we will be able to realize cost savings and other anticipated benefits from our previous or any future workforce reduction plans. In addition, this may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities and to execute on our business plans.
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
The exercise of some or all of our outstanding options could result in significant dilution in the percentage ownership interest of existing investors and in the percentage ownership interest of our existing common stockholders and in a significant dilution of voting rights and earnings per share. As of December 31, 2022, we have outstanding options, held primarily by our current and former employees, for the issuance of up to 670,026 shares of common stock at a weighted exercise price of $9.50 per share. The exercise of such existing outstanding stock options will further dilute our stockholders’ voting interests. To the extent options are exercised, additional shares of common stock will be issued, and such issuance will dilute stockholders.

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
Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.
As a Delaware corporation, we are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Some foreign companies, including some that may compete with us, may not be subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in countries in which we conduct our business. However, our employees or other agents may engage in conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.
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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES
Information regarding each of our significant facilities, which may include multiple leases at each location, is set forth below. We believe that our existing facilities are adequate for our needs at this time.

Location[3]	Square Footage	Owned or Leased
Distribution Centers:
Fairfield, CA, U.S.	175,000	Leased[1]
Fontana, CA, U.S.	147,000	Leased
Gresham, OR, U.S.	98,000	Leased
Denver, CO, U.S.	87,000	Leased
Shoemakersville, PA, U.S.	303,000	Leased[1]
New Hudson, MI, U.S.	126,000	Leased[1]
Langley, BC, Canada	157,000	Leased
Cambridge, ON, Canada	53,000	Leased
Manufacturing Facilities:
Paramount, CA, U.S.	25,000	Leased
Arcata, CA, U.S.	115,000	Leased
Eugene, OR, U.S.	242,000	Owned[2]
Goshen, NY, U.S.	21,000	Owned
Sycamore, IL, U.S.	316,000	Leased[1]
Edmonton, AB, Canada	26,000	Leased
Langley, BC, Canada	79,000	Leased
1 We have one or more operating subleases or third-party logistics agreements at this location.
2 In January 2023, we entered into a sale-leaseback transaction. Refer to Part II, Item 8, Financial Statements, Note 16 - Subsequent Events for additional information about the sale and leaseback transaction at the Eugene, OR location.

3 In addition, we operate a distribution center in Zaragoza, Spain.

Item 3. LEGAL PROCEEDINGS
From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on The Nasdaq Global Select Market under the symbol “HYFM” on December 10, 2020. Prior to that date, there was no public trading market for our common stock.
Holders of our Common Stock
As of March 1, 2023, there were approximately 79 stockholders of record of our common stock. The number of stockholders of record does not include beneficial owners of our securities whose shares are held in the name of various security brokers, dealers and registered clearing agencies.
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
Company Overview
We are a leading independent manufacturer and distributor of CEA equipment and supplies, including a broad portfolio of our own innovative proprietary branded products. We primarily serve the U.S. and Canadian markets, and believe we are one of the leading competitors in these markets in an otherwise highly fragmented industry. For over 40 years, we have helped growers make growing easier and more productive. Our mission is to empower growers, farmers and cultivators with products that enable greater quality, efficiency, consistency, and speed in their grow projects.
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
We reach commercial farmers and consumers through a broad and diversified network of over 2,000 wholesale customer accounts, who we connect with primarily through our proprietary online ordering platform. Our products are distributed across the United States and Canada through a diversified range of retailers of commercial and home gardening equipment and supplies. Our customers include specialty hydroponic retailers, commercial resellers and greenhouse builders, garden centers, hardware stores, and e-commerce retailers. Specialty hydroponic retailers can provide growers with specialized merchandise assortments and knowledgeable staff.
Market Conditions
We experienced adverse financial results during 2022 which we believe is primarily a result of an agricultural oversupply impacting our market. This has led to a reduction in our 2022 profitability, as compared to the prior year, and a loss from operations. These market conditions continued to negatively impact our business and results of operations, and the extent to which this will continue is uncertain and difficult to predict at this time.
In connection with our previously disclosed evaluation of our facility footprint and product and brand portfolio, we began a restructuring plan during the quarter ended December 31, 2022. We are undertaking significant actions to streamline our operations, reduce costs and improve efficiencies during the industry recession. Our major initiatives include (i) narrowing our product and brand portfolio and (ii) relocating and consolidating certain manufacturing and distribution centers including headcount reductions and reorganization to drive a solution based approach. We are focusing commercial sales on competencies and product assortment gained from our recent acquisitions. During the year ended December 31, 2022, we recorded pre-tax charges of $6.8 million relating to inventory markdowns of products and brands being removed from our portfolio, which is primarily non-cash, and $0.9 million relating primarily to the relocation and termination of certain facilities in Canada, which are primarily cash charges. Restructuring charges are primarily recorded within Cost of goods sold on the consolidated statement of operations for the year ended December 31, 2022.
We plan to incur approximately $1.7 million of additional charges in 2023, which are primarily cash, associated with the execution of our restructuring plan, which we expect to complete in the first half of 2023. We may also execute a second phase of our restructuring plan in 2023 and incur additional costs. Our strategic product consolidation entails removing approximately one-third of all products and one-fifth of all brands relating to our primary product portfolio, which excludes our garden center business in Canada. We expect the restructuring and related actions to result in cost savings of approximately $7.0 million on an annualized basis.

As of June 30, 2022, primarily due to a sustained decline in the market value of our common stock and the market conditions described above, we identified a triggering event requiring a test for goodwill impairment. We completed our goodwill impairment testing and recorded an impairment charge of $189.6 million as the test determined that the carrying value of the reporting units of U.S. and Canada was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the U.S. and Canada caused by macroeconomic and industry conditions. We also review intangible assets with finite lives and indefinite lives for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We did not identify a triggering event requiring a test for impairment of intangible assets during the remainder of 2022.
In connection with the goodwill impairment analysis performed as of June 30, 2022, we determined the fair value of the U.S. and Canada reporting units based on an income approach, using the present value of future discounted cash flows, and based on a market approach. The fair values were reconciled to the market value of our common stock to corroborate the estimates used in the interim test for impairment. The fair value determinations were a reflection of recent sales declines we have experienced, which we believe are primarily a result of an agricultural oversupply impacting our market, and a reduction to our 2022 profitability and loss from operations.
We maintain an allowance for excess and obsolete inventory that is based upon assumptions about future demand and market conditions. During the year ended December 31, 2022, our consolidated statements of operations included charges of $18.5 million, primarily relating to increases to our allowance for inventory obsolescence relating to certain lighting products, which are incremental to the restructuring costs described above. In addition, during the year ended December 31, 2022, our consolidated statements of operations included $2.9 million of accounts receivable allowances and write downs.
While we believe our estimates of charges relating to our restructuring plan, long-lived assets, inventory obsolescence, and accounts receivable allowances are reasonable, it is possible that we may incur additional charges in the future and actual results may differ significantly from these estimates and assumptions. Depending on the length and severity of the industry and market conditions impacting our business, it is possible we may execute additional restructuring plans and incur future associated charges, and we may not be able to realize the full extent of our anticipated cost savings.
Five Acquisitions Completed in 2021
During the year ended December 31, 2021, we completed the following five acquisitions of branded manufacturers of CEA products, resulting in a significant expansion of our portfolio of proprietary branded products and manufacturing capabilities. Our proprietary brands generally provide for higher gross profit margins compared to distributed brands.
•Heavy 16, a manufacturer of plant nutrients and additives, in May 2021. Heavy 16 was a leading manufacturer and supplier of branded plant nutritional products, with nine core products featuring a full line of premium nutrients used in all stages of plant growth, helping to increase the yield and quality of crops.
•House & Garden, a manufacturer of plant nutrients and additives, in June 2021. House & Garden is located in Arcata, California, and produces and distributes premium grade plant nutrients and fertilizers, offering a strong product line to strengthen our position in the nutrient sector.
•Aurora, a manufacturer of soil, grow media, plant nutrients and additives, in July 2021. Aurora provides comprehensive plant fertility products and grow media and includes organic nutrient and premium soil brands. With the Aurora acquisition, we gained new domestic manufacturing and distribution capabilities on the east and west coasts along with a peat moss harvesting operation in Canada.
•Greenstar Plant Products, a manufacturer of plant nutrients and additives, in August 2021. Greenstar produces premium horticultural products and solutions with brands including Grotek, Gaia Green, Supergreen, and EarthSafe.
•Innovative Growers Equipment, a manufacturer of horticultural benches, racks and grow lights, in November 2021. The acquisition of Innovative Growers Equipment added to our existing lineup of high performance, proprietary branded products.
See Note 3 - Business Combinations in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Financing Arrangements and Other Transactions
During the years ended December 31, 2022, and 2021, we entered into new financing arrangements and other significant transactions including:
◦Term Loan: On October 25, 2021, we entered into a senior secured term loan facility, in the aggregate principal amount of $125.0 million, with JPMorgan Chase Bank, N.A. as administrative agent for the lenders (the "Term Loan"). The Term Loan bears interest at a rate of either LIBOR (with a 1.0% floor) plus 5.50%, or an alternate base rate (with a 2.0% floor) plus 4.50% and matures on October 25, 2028.
◦Investor Warrant Redemption: On July 19, 2021, we completed the redemption (the “Warrant Redemption”) of certain of our outstanding warrants (the "Investor Warrants") to purchase shares of our common stock that were issued in connection with a private placement of units. Prior to the redemption date, 3,367,647 Investor Warrants were exercised, generating total gross proceeds of approximately $56.8 million. As of December 31, 2022, and 2021, respectively, there were no Investor Warrants outstanding.
◦Follow-on Public Offering: On May 3, 2021, we closed our follow-on offering, in which we issued and sold 5,526,861 shares of our common stock, including the full exercise by the underwriters of their option to purchase 720,894 additional shares of our common stock, at a public offering price of $59.00 per share, which resulted in net proceeds of approximately $309.8 million after deducting underwriting discounts and commissions and offering expenses.
◦JPMorgan Revolving Loan Facility: On March 29, 2021, we and certain of our subsidiaries entered into a Senior Secured Revolving Credit Facility (the “JPMorgan Revolving Loan Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender for a three-year revolving line of credit up to $50 million. Our and our subsidiaries’ obligations under the JPMorgan Revolving Loan Facility are secured by first priority liens (subject to certain permitted liens) in substantially all of our and our subsidiaries’ respective personal property assets pursuant to the terms of a U.S. and a Canadian Pledge and Security Agreement, dated March 29, 2021, and the other security documents. The JPMorgan Revolving Loan Facility was amended by the First Amendment dated August 31, 2021, which increased the revolving line of credit by an additional $50 million for an aggregate borrowing limit of $100 million. The JPMorgan Revolving Loan Facility was further amended by the Second Amendment dated October 25, 2021, which, among other things, permitted the incurrence of the Term Loan and made certain other changes. The JPMorgan Revolving Loan Facility was further amended by the Third Amendment and Joinder dated August 23, 2022, pursuant to which several previously acquired subsidiaries became parties to the JPMorgan Revolving Loan Facility and granted liens on their assets. On December 22, 2022, we entered into a Fourth Amendment pursuant to which the maximum commitment amount under the JPMorgan Revolving Loan Facility was reduced from $100 million to $75 million, and certain other changes were made, including transitioning the LIBOR based rates to SOFR based rates.
The aforementioned financing arrangements and other transactions are more fully described in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Effects of COVID-19 on Our Business
The World Health Organization recognized COVID-19 as a global pandemic on March 11, 2020, and COVID-19 has had significant and ongoing negative impacts on global societies, workplaces, economies and health systems. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including at various times physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders, and vaccination programs, but despite these efforts, COVID-19 has persisted, has mutated into new variants, and is expected to become endemic. We have implemented business continuity plans and followed safety protocols as recommended by government guidelines, and we will continue to do so as the state of COVID-19 evolves. As of the filing of this Annual Report on Form 10-K, our operations are not impacted by any COVID-19 related facility closures, lockdown measures, travel restrictions or similar limitations. However, new waves of COVID-19 or its variants could cause the reinstatement of such limitations, and such limitations may adversely impact our supply chains, the manufacturing of our own products and our ability to obtain necessary materials, all of which could adversely affect our business, results of operations and financial condition. We have historically and may continue to source select products from China. We have in the past, and may again in the future experience some extended lead times in our supply chain, as well as increased shipping costs and believe the COVID-19 pandemic is a contributing factor to those extended lead times and increased costs. Furthermore, potential suppliers or sources of materials may pass the increase in sourcing costs due to the COVID-19 pandemic to us through price increases, thereby impacting our potential future profit margins.

The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly and rapidly evolving and difficult to predict at this time. It is difficult to assess or quantify with precision the impact COVID-19 has directly had on our business since we cannot precisely quantify the impacts, if any, that the various effects have had on the overall business.
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
We generate net sales from the distribution and manufacturing of hydroponic equipment and supplies to our customers. The hydroponic equipment and supplies that we sell include consumable products, such as growing media, nutrients and supplies that are subject to regular replenishment and durable products, such as lighting and hydroponic equipment. Our scale allows us to provide delivery and service capabilities to customers across the U.S. and Canada.
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
Cost of goods sold
Cost of goods sold consists primarily of material costs, inbound and outbound freight costs, direct labor costs primarily for manufacturing and warehouse personnel, facility costs for manufacturing operations, depreciation, depletion and amortization of manufacturing and warehouse improvements and equipment, inventory allowances, restructuring costs, and certain acquisition and integration expenses. We expect that our cost of goods sold would increase in absolute dollars in conjunction with net sales growth if that occurs in the future. However, we expect that, over time, cost of goods sold may decrease as a percentage of net sales if we are able to scale our business as we obtain a higher proportion of net sales associated with proprietary and exclusive branded products.
Selling, general and administrative
Selling, general and administrative expenses ("SG&A") consists primarily of marketing and advertising, facility costs for distribution operations, depreciation and amortization of all other assets, certain acquisition and integration expenses and other selling, general and administrative costs, including but not limited to salaries, benefits, bonuses, stock-based compensation, professional fees, and various costs related to being a publicly-traded company.
Results of Operations Data
The results of operations data in the following table for the years ended December 31, 2022, and 2021 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations - Comparison of Years Ended December 31, 2022, and 2021
The results of operations data in the following table, including amounts and percentages of net sales for each year and the year-to-year change in dollars and percent, for the years ended December 31, 2022, and 2021, have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K (amounts in thousands):

	Years ended December 31,
	2022		2021		Year to year change
Net sales	$344,501	100.0%	$479,420	100.0%	$(134,919)	-28.1%
Cost of goods sold	315,165	91.5%	377,934	78.8%	(62,769)	-16.6%
Gross profit	29,336	8.5%	101,486	21.2%	(72,150)	-71.1%
Operating expenses:
Selling, general and administrative	118,604	34.4%	104,185	21.7%	14,419	13.8%
Impairments	192,328	55.8%	—	0.0%	192,328	N/A
Loss from operations	(281,596)	-81.7%	(2,699)	-0.6%	278,897	10,333.3%
Interest expense	(10,958)	-3.2%	(2,138)	-0.4%	8,820	412.5%
Loss on debt extinguishment or modification	(145)	0.0%	(680)	-0.1%	(535)	-78.7%
Other income (expense), net	841	0.2%	(204)	0.0%	1,045	512.3%
Loss before tax	(291,858)	-84.7%	(5,721)	-1.2%	286,137	5,001.5%
Income tax benefit	6,443	1.9%	19,137	4.0%	(12,694)	-66.3%
Net (loss) income	(285,415)	-82.8%	13,416	2.8%	(298,831)	-2,227.4%
Net sales
Net sales for the year ended December 31, 2022, were $344.5 million, a decrease of $134.9 million, or 28.1%, compared to the same period in 2021. The 28.1% decrease was due to a 29.5% decline in volume of products sold (a 46.5% decline in organic sales and a 17.0% increase from 2021 acquired proprietary brands), a 1.7% increase in price and mix of products sold, and a 0.3% decline from unfavorable foreign exchange rates. The decrease in volume of products sold was primarily related to the aforementioned oversupply in the cannabis industry. The increase in price was primarily related to list price increases, as well as higher freight recovery as we put multiple measures in place to combat rising freight costs. The decrease in foreign exchange related to recent strength in the U.S. Dollar relative to the Canadian Dollar and to the Euro.
Gross profit
Gross profit for the year ended December 31, 2022, was $29.3 million, a decrease of $72.2 million, or 71.1%, compared to the same period in 2021. The decrease in gross profit was primarily related to the aforementioned decrease in net sales and a significant decrease in our gross profit margin percentage. Our gross profit margin percentage decreased to 8.5% for the year ended December 31, 2022, from 21.2% in the same period in 2021. The lower gross profit margin percentage is primarily due to an increase in the inventory obsolescence allowances and related charges of $18.5 million primarily related to certain lighting products, and restructuring costs of $7.5 million associated with inventory markdowns of products and brands being removed from our portfolio and the relocation and termination of certain facilities in Canada. Also negatively impacting gross profit margin were freight and labor costs which were higher as a percentage of net sales. These were partially offset by the aforementioned list price increases, as well as a higher proportion of higher-margin proprietary brand sales.
Selling, general and administrative expenses
SG&A expenses for the year ended December 31, 2022, were $118.6 million, an increase of $14.4 million, or 13.8% compared to the same period in 2021. The increase is primarily related to (i) a $23.4 million increase in depreciation, depletion and amortization expense primarily due to the acquisitions completed in 2021 which includes $5.9 million of additional amortization expense from adjustments to useful lives that were determined this year, (ii) a $2.9 million increase in accounts receivable allowances and write-offs, (iii) a $2.8 million increase in share-based compensation, (iv) a $2.1 million increase in compensation costs (primarily salaries and benefits for employees from companies acquired in 2021), of which $0.7 million was an increase in severance associated with a recent reduction-in-force, and (v) a $2.0 million increase in insurance costs. The SG&A increases compared to the prior year were partially offset by (i) a $16.8 million decrease in acquisition and integration expenses, and (ii) a $1.9 million decrease from investor warrant solicitation fees incurred last year.

Impairments
We recorded goodwill impairment charges of $189.6 million for the year ended December 31, 2022, as we determined that the carrying value of the reporting units of U.S. and Canada were in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of December 31, 2022. The impairment was primarily due to a deterioration in customer demand in the U.S. and Canada caused by macroeconomic and industry conditions. For the year ended December 31, 2022, we also recorded an impairment of a note receivable of $2.6 million.
Interest expense
Interest expense for the year ended December 31, 2022, was $11.0 million, an increase of $8.8 million, or 412.5%, compared to the same period in the prior year. The increase was primarily due to the interest-bearing Term Loan entered into in the fourth quarter of 2021 and outstanding for the entirety of 2022, as well as interest rate increases through the year.
Loss on debt extinguishment or modification
Loss on debt extinguishment or modification for the year ended December 31, 2022, was $0.1 million, a decrease of $0.5 million, or 78.7%, compared to the same period in 2021. The Loss on debt extinguishment or modification for the year ended December 31, 2022, resulted primarily from the write-off of unamortized deferred financing costs associated with the modification of the JPMorgan Revolving Loan Facility entered into during the fourth quarter of 2022, which reduced our borrowing capacity from $100 million to $75 million, permitted a sale and leaseback transaction, and made certain other changes, including transitioning the LIBOR based rates to SOFR based rates. Loss on debt extinguishment or modification for the year ended December 31, 2021, resulted primarily from the write-off of unamortized deferred financing costs associated with the termination of the Encina Credit Facility.
Other income (expense), net
Other income for the year ended December 31, 2022, was $0.8 million compared to Other expense of $0.2 million for the year ended December 31, 2021. The increase in other income compared to the prior year periods relates primarily to foreign currency exchange rate gains in 2022.
Income tax benefit
Income tax benefit for the year ended December 31, 2022, was $6.4 million, compared to $19.1 million in the prior year. Our effective income tax rate was 2.2% for the year ended December 31, 2022, and differs from the U.S. federal statutory rate of 21% primarily due to the impairment of goodwill for certain 2021 acquisitions which was not deductible for U.S. tax purposes, increases in our valuation allowance on U.S. deferred tax assets, and the establishment of a valuation allowance for Canadian deferred tax assets. As described in Note 4 - Goodwill and Intangible Assets, Net, during the year ended December 31, 2022, we fully impaired the goodwill associated with all 2021 acquisitions. In connection with the measurement period adjustments associated with 2021 acquisitions, the Company recorded a net deferred tax liability which provided an additional source of taxable income to support the realization of the pre-existing deferred tax assets. The Company's income tax benefit was partially offset by income taxes from certain foreign subsidiaries. For the year ended December 31, 2021, income tax benefit was primarily the result of a reduction in the valuation allowance recorded against our net deferred tax assets. In connection with the acquisition of the H&G Entities, we recorded a net deferred tax liability in 2021 which provided an additional source of taxable income to support the realization of the pre-existing deferred tax assets.

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
To supplement our audited consolidated financial statements which are prepared in accordance with GAAP, and to supplement "net (loss) income" and "net (loss) income as a percent of sales", we use “Adjusted EBITDA” and “Adjusted EBITDA as a percent of sales” which are non-GAAP financial measures. Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are several limitations related to the use of our non-GAAP financial measures as compared to the closest comparable GAAP measures. Some of these limitations include:
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
• Adjusted EBITDA excludes the amount of employer payroll taxes on stock-based compensation; and
• Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations. These items include restructuring, impairments, severance and other expenses, acquisition and integration expenses, distribution center exit costs, loss on debt extinguishment or modification, investor warrant solicitation fees, and other (expense) income, net.
We define Adjusted EBITDA as net (loss) income excluding interest expense, income taxes, depreciation, depletion and amortization, stock-based compensation including employer payroll taxes on stock-based compensation and other non-cash, unusual and/or infrequent costs (i.e., restructuring, impairments, severance and other expenses, acquisition and integration expenses, distribution center exit costs, loss on debt extinguishment or modification, investor warrant solicitation fees, and other income/expense, net), which we do not consider in our evaluation of ongoing operating performance.

The following table presents a reconciliation of net (loss) income, the most comparable GAAP financial measure, to Adjusted EBITDA for the years ended December 31, 2022, and 2021 (in thousands):

	Years ended December 31,
	2022	2021
Net (loss) income (GAAP)	$(285,415)	$13,416
Interest expense	10,958	2,138
Income tax benefit	(6,443)	(19,137)
Distribution center exit costs and other[1]	1,412	2,641
Depreciation, depletion and amortization	41,527	14,934
Impairments[2]	192,328	—
Restructuring expenses[3]	7,687	—
Severance and other[4]	1,224	297
Acquisition and integration expenses[5]	7,682	24,210
Other (income) expense, net[6]	(841)	204
Stock-based compensation[7]	8,543	5,750
Loss on debt extinguishment or modification[8]	145	680
Investor warrant solicitation fees[9]	—	1,949
Adjusted EBITDA (Non-GAAP)	$(21,193)	$47,082

As a percent of net sales:
Net (loss) income (GAAP)	(82.8)%	2.8%
Adjusted EBITDA (Non-GAAP)	(6.2)%	9.8%
Net (loss) income (GAAP) and Adjusted EBITDA (Non-GAAP) for the year ended December 31, 2022, were negatively impacted by $21.4 million of inventory and accounts receivable reserves and related charges.
1. For the 2022 and 2021 periods presented, this relates to costs incurred to exit and relocate distribution centers in California and Pennsylvania including lease exit costs, transportation, and labor related costs.
2. The Company completed its goodwill impairment testing and recorded an impairment charge of $189.6 million during year ended December 31, 2022, due to market softness in demand in the U.S. and Canada. Additionally, during the year ended December 31, 2022, the Company recorded an impairment primarily related to a $2.6 million charge associated with a note receivable that originated in 2019 in connection with a third party independent processor serving the CBD market.
3. During the year ended December 31, 2022, the Company recorded pre-tax charges of $6.8 million relating to the inventory markdowns of products and brands being removed from our portfolio and $0.9 million relating primarily to the relocation and termination of certain facilities in Canada.
4. Severance and other primarily consists of severance costs incurred during the year ended December 31, 2022, related to workforce reductions to optimize our cost structure. Severance and other primarily consists of costs related to an aborted financing during the year ended December 31, 2021.
5. For the year ended December 31, 2022, acquisition and integration expenses include non-cash purchase accounting inventory adjustments for House and Garden, Aurora, Greenstar and Innovative Growers Equipment of $4.8 million, and acquisition and integration consulting, transaction services and legal fees incurred for the completed Heavy 16, House and Garden, Aurora, Greenstar, and Innovative Growers Equipment acquisitions and certain potential acquisitions of $4.5 million, partially offset by the change in fair value of contingent consideration for Aurora of ($1.6 million). For the prior year period, acquisition and integration expenses primarily include investment banking, consulting, transaction services and legal fees incurred for the completed Heavy 16, House & Garden, Aurora, Greenstar, and Innovative Growers Equipment acquisitions and certain potential acquisitions, including non-cash purchase accounting inventory adjustments of $4.5 million, partially offset by the change in fair value of contingent consideration for Aurora of ($2.5 million) for the year ended December 31, 2021.
6. Other (income) expense, net relates primarily to foreign currency exchange rate gains and losses and other non-operating income and expenses.

7. Includes stock-based compensation and related employer payroll taxes on stock-based compensation for the periods presented.
8. For the year ended December 31, 2022, loss on debt extinguishment or modification resulted primarily from the write-off of unamortized deferred financing costs associated with the modification of the JPMorgan Revolving Loan Facility. For the year ended December 31, 2021, loss on debt extinguishment resulted primarily from the write-off of unamortized deferred financing costs associated with the termination of the Encina Credit Facility.
9. Reflects the elimination of investor warrant solicitation fees.

Liquidity and Capital Resources
Cash Flow from Operating, Investing, and Financing Activities
Comparison of Years Ended December 31, 2022, and 2021
The following table summarizes our cash flows for the years ended December 31, 2022, and 2021 (amounts in thousands):

	Years ended December 31,
	2022	2021
Net cash from (used in) operating activities	$21,989	$(45,067)
Net cash used in investing activities	(8,487)	(468,184)
Net cash (used in) from financing activities	(20,200)	464,707
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(395)	(27)
Net decrease in cash, cash equivalents and restricted cash	(7,093)	(48,571)
Cash, cash equivalents and restricted cash at beginning of year	28,384	76,955
Cash, cash equivalents and restricted cash at end of year	$21,291	$28,384
Operating Activities
Net cash from operating activities was $22.0 million for the year ended December 31, 2022, primarily due to a $39.6 million net cash inflow from a reduction of working capital related assets and liabilities. This included a decrease of $57.0 million in inventories and a decrease of $16.7 million in accounts receivable, net, partially offset by decreases of $13.3 million in deferred revenue and $16.5 million in accounts payable, accrued expenses and other current liabilities. The net cash inflow from a reduction of working capital is partially offset by consolidated net loss on the statement of operations. During the year ended December 31, 2022, we paid $9.6 million in cash interest, compared to $1.6 million in the prior year.
Net cash used in operating activities was $45.1 million for the year ended December 31, 2021, primarily consisting of $13.4 million in net income, $4.4 million in net non-cash expense reductions, which were largely comprised of depreciation, depletion and amortization, stock-based compensation expense, non-cash operating lease expense, deferred income tax benefit and other non-cash expenses, less a $62.9 million increase in working capital. This change in working capital primarily reflects an aggregate increase of $47.8 million in accounts receivable, inventories, prepaid expenses and other current assets, and other assets for the period as well as an aggregate net decrease of $15.1 million in accounts payable, accrued expenses and other current liabilities, deferred revenue, and a decrease in lease liabilities due to payments on lease obligations during the period.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2022, was $8.5 million, due primarily to capital expenditures for property, plant and equipment, which increased over the prior year primarily due to growth investments in our manufacturing operations and the expansion and relocation of certain of our distribution centers. The 2022 cash usage primarily includes our growth-oriented investments in the peat moss harvesting operation in Canada and IGE manufacturing operations in the U.S.
Net cash used in investing activities for the year ended December 31, 2021, was $468.2 million, due primarily to five business acquisitions we completed during the period, which totaled $462.2 million in cash outflows and $6.0 million in capital expenditures for property, plant and equipment and other.
Financing Activities
Net cash used in financing activities was $20.2 million for the year ended December 31, 2022, primarily consisting of $15.5 million in payments to settle contingent consideration, primarily on our Aurora acquisition. We paid $2.5 million related to employees' withholding tax in connection with the vesting of restricted stock units. In addition, we paid $1.3 million in principal payments on the Term Loan.
Net cash provided by financing activities was $464.7 million for the year ended December 31, 2021. We received $309.8 million proceeds from our follow-on offering, $119.9 million proceeds from the Term Loan, net of discount and issuance costs, and received an additional $56.8 million from the exercise of warrants, including the Warrant Redemption. We also paid $20.0 million related to employees' withholding tax in connection with the vesting of certain restricted stock units.
JPMorgan Revolving Loan Facility
On March 29, 2021, we entered into the JPMorgan Revolving Loan Facility, which provided for a borrowing limit of $50 million. The JPMorgan Revolving Loan Facility replaced the Encina Credit Facility. The JPMorgan Revolving Loan Facility matures on March 29, 2024.
The JPMorgan Revolving Loan Facility was amended by the First Amendment dated August 31, 2021, which increased the revolving line of credit by an additional $50 million for an aggregate borrowing limit of $100 million. The JPMorgan Revolving Loan Facility was further amended by the Second Amendment dated October 25, 2021 which, among other things, permitted the incurrence of the Term Loan and made certain other changes including subordinating its liens on non-working capital assets to the obligations under the Term Loan. The JPMorgan Revolving Loan Facility was further amended by the Third Amendment and Joinder dated August 23, 2022, pursuant to which several previously acquired subsidiaries became parties to the JPMorgan Revolving Loan Facility and granted liens on their assets. On December 22, 2022, the Company entered into the Fourth Amendment pursuant to which the maximum commitment amount under the JPMorgan Revolving Loan Facility was reduced from $100 million to $75 million, a sale and leaseback transaction was permitted and certain other changes were made, including transitioning the LIBOR based rates to SOFR based rates.
The JPMorgan Revolving Loan Facility provides for various interest rate options including the Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the CB Floating Rate, the Adjusted Daily Simple SOFR, the CBFR, the Canadian Prime Rate, or the CDOR Rate. The rates that use SOFR as the reference rate (Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the Adjusted Daily Simple SOFR and the CBFR rate) use the Term SOFR Rate plus 1.95%. Each rate has a 0.0% floor. A fee of 0.25% per annum is charged for available but unused borrowings. Our obligations under the JPMorgan Credit Facility are secured by a first priority lien (subject to certain permitted liens) in substantially all of our and our subsidiaries' respective personal property assets pursuant to the terms of a U.S. and Canadian Pledge and Security Agreement dated March 29, 2021 and other security documents, as amended to include additional subsidiaries.
The JPMorgan Revolving Loan Facility maintains certain reporting requirements, affirmative covenants, negative covenants and financial covenants. A certain financial covenant becomes applicable in the event that our excess availability under the JPMorgan Revolving Loan Facility is less than an amount equal to 10% of the Aggregate Revolving Commitment (currently $75 million) and would require us to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis.
In order to consummate permitted acquisitions or to make restricted payments, the Company would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated.
We were in compliance with all debt covenants as of December 31, 2022. As of December 31, 2022, approximately $40 million was available to borrow under the undrawn JPMorgan Revolving Loan Facility, before we would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
Term Loan
On October 25, 2021, we and certain of our direct and indirect subsidiaries entered into the Term Loan with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which we borrowed a $125.0 million senior secured term loan. The Term Loan bears interest at LIBOR (with a 1.0% floor) plus 5.50%, or an alternative base rate (with a 2.0% floor), plus 4.50%, and is subject to a call premium of 2% in year one, 1% in year two, and 0% thereafter, and matures on October 25, 2028. We received net proceeds of $119.9 million from the Term Loan after deducting discounts and deferred financing costs.
The principal amounts of the Term Loan are scheduled to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the $125 million principal amount of the Term Loan on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date of October 25, 2028.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. We were in compliance with all debt covenants as of December 31, 2022. The Term Loan is secured by a first lien on our non-working capital assets and a second lien on our working capital assets.

Cash and cash equivalents
The cash and cash equivalents balances of $21.3 million and $26.6 million at December 31, 2022, and December 31, 2021, respectively, included $7.3 million and $4.1 million, respectively, held by foreign subsidiaries.
Material Cash Requirements
Our material cash requirements include interest payments on our long-term debt, operating lease payments, and purchase obligations to support our operations. Refer to Part II, Item 8, Financial Statements, Note 10 - Debt, Note 7 - Leases, and Note 14 - Commitments and Contingencies, and Related Party Transactions for details relating to our material cash requirements for debt, our leasing arrangements, including future maturities of our operating lease liabilities, and purchase obligations, respectively.
From time to time in the normal course of business, we will enter into agreements with suppliers which provide favorable pricing in return for a commitment to purchase minimum amounts of inventory over a defined time period.
Seasonality
Our net sales are typically seasonally stronger in our fiscal second and third quarters due to robust sales in the warmer spring and summer months in North America (the United States and Canada are our primarily markets). This seasonal trend is primarily due to the garden center portion of our customer base, and because certain of our customers may use some of our products (such as grow media and nutrients) in outdoor applications. While this seasonal pattern did not hold true during fiscal 2022, likely due to the industry recession, we expect this typical seasonal pattern to return in fiscal 2023. Also, we typically expect to utilize cash from operating activities in the first quarter to fund our working capital requirements related to the seasonal sales pattern described above.
Availability and Use of Cash
Our ability to make investments in our business, service our debt and maintain strong liquidity will depend upon our ability to generate excess operating cash flows through our operating subsidiaries. We believe that the Company will generate positive cash flows from operating activities over the next twelve months. We believe that our cash flows from operating activities, combined with current cash levels and borrowing availability under the JPMorgan Credit Facility, will be adequate to support our ongoing operations, to fund debt service requirements, capital expenditures, lease obligations and working capital needs through the next twelve months of operations. However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Item 1A. Risk Factors included elsewhere in this Annual Report on Form 10-K.
In January 2023, Gotham Properties LLC, an Oregon limited liability company and our subsidiary (“Seller”), consummated a Purchase and Sale Agreement with J & D Property, LLC, a Nevada limited liability company (“Purchaser”) pursuant to which certain real property located in the City of Eugene, County of Lane, State of Oregon (the “Eugene Property”) was sold to Purchaser for $8.6 million and then leased back by Seller (the “Sale-Leaseback Transaction”). The new lease has a term of 15 years with annual rent starting at approximately $0.7 million and increases to the final year when annual rent is approximately $1.0 million. The Eugene Property serves as the manufacturing and processing site for certain of our grow media and nutrient brands. We intend to reinvest the net cash proceeds into certain permitted investments in 2023, such as capital expenditures.
If necessary, we believe that we could supplement our cash position through additional sale/leasebacks, asset sales and equity financing. We believe it is prudent to be prepared if required and, accordingly, continue to be engaged in the process of evaluating and preparing to implement one or more of the aforementioned activities.
Critical Accounting Policies and Estimates
Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in the Consolidated Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. A discussion of our principal accounting policies that required the application of significant judgments as of December 31, 2022 follows.

Goodwill and indefinite-lived intangible assets
Goodwill is measured as the excess of the sum of the consideration transferred, the amount of any non-controlling interests in the acquiree, and the fair value of the acquirer's previously held equity interest in the acquiree (if any) over the net acquisition-date fair value amounts of the identified assets acquired and liabilities assumed in a business combination.
Goodwill is evaluated for impairment annually in the fourth quarter, or on an interim basis when an event or change in circumstances occurs, indicating that the carrying value may not be recoverable. Primarily due to a decline in the market value of our common stock and market conditions, we identified a triggering event requiring a test for impairment as of June 30, 2022. We completed our goodwill impairment testing and recorded an impairment charge due to market softness in demand in the U.S. and Canada. We determined the fair value of the U.S. and Canada reporting units based on an income approach, using the present value of future discounted cash flows, and based on a market approach. Significant estimates used to determine fair value include the weighted average cost of capital, financial forecasts, and pricing multiples derived from publicly-traded companies that are comparable to the reporting units. The fair values were reconciled to the market value of our common stock of to corroborate the estimates used in the interim test for impairment.
Long-lived tangible and finite-lived intangible assets
Long-lived tangible assets and finite-lived intangible assets are stated at cost. Depreciation, depletion and amortization expense is primarily provided on the straight-line method and based on the estimated useful economic lives of the long-lived tangible assets. Intangible assets with finite lives are subject to amortization. Intangible assets with finite lives and indefinite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. For the quarter ended June 30, 2022, we performed an evaluation of intangible assets for impairment in connection with the triggering event identified requiring a quantitative test for goodwill impairment. This impairment evaluation includes a comparison of the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Based on our evaluation, there was no impairment of intangible assets or other long-lived assets for the quarter ended June 30, 2022. No such triggering event was identified during the remainder of 2022.
We believe that the intangible asset impairment evaluations were based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Changes to or a failure to achieve our projected business assumptions, including growth and profitability, could result in a valuation that would trigger an impairment in future periods.
Inventory valuation
Inventories consist of finished goods, work-in-process, and raw materials used in manufacturing products. Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. We maintain an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold. If inventory is sold, any related reserves would be reversed in the period of sale. The Company estimates inventory markdowns relating to restructuring charges based upon current and anticipated demand, customer preferences, business strategies, and market conditions including management's actions with respect to inventory products and brands being removed from our portfolio. Hydrofarm's strategic product consolidation entails removing approximately one-third of all products and one-fifth of all brands relating to our primary product portfolio.
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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of December 31, 2022, we had $124 million of debt under the Term Loan subject to variable interest rates that are based on LIBOR or an alternate base rate. Refer to Part I, Item 1, Financial Statements, Note 10 - Debt for details relating to the debt. If these rates were to increase by 100 basis points from the rates in effect as of December 31, 2022, our interest expense on the variable rate debt would increase by an average of $1.2 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while LIBOR changes regularly. We do not currently hedge our interest rate risks, but may determine to do so in the future. See Risk Factors—We may be adversely impacted by the transition from the London interbank offered rate (“LIBOR”) to the Secured Overnight Funding Rate ("SOFR") as a reference rate.
Foreign Currency Risk
The functional currencies of our foreign subsidiary operations are predominantly in the Canadian dollar (“CAD”) and the Euro. For the purposes of presenting these consolidated financial statements, the assets and liabilities of subsidiaries with CAD or Euro functional currencies are translated into USD using exchange rates prevailing at the end of each reporting period. Income and expense items are translated at the average rate prevailing during the period with exchange differences impacting other comprehensive income (loss) in equity. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the CAD. We are impacted by changes in foreign currency exchange rates when we sell product in currencies different from the currency in which costs were incurred. The functional currencies and our purchasing and sales activities primarily include USD, CAD and Euro. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions, and labor. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Hydrofarm Holdings Group, Inc.
Opinion of the Financial Statements
We have audited the accompanying consolidated balance sheets of Hydrofarm Holdings Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes listed in the Index to Consolidated Financial Statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation - Refer to Note 2 to the financial statements
Critical Audit Matter Description
As of December 31, 2022 the inventory excess and obsolescence reserve was $15.7 million. The Company’s inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. As described in Note 2 to the consolidated financial statements, the Company maintains an allowance for excess and obsolete inventory that is based upon assumptions about future demand, customer preferences, business strategies, and market conditions. The analysis of the required inventory valuation reserves includes consideration of current inventory levels, historical sales information, forecasted customer demand and current economic conditions and business trends.
Given the quantitative and qualitative materiality of the inventory excess and obsolescence reserve balance, coupled with the judgments necessary to identify and record the inventory excess and obsolescence reserve timely, performing audit procedures to evaluate management’s estimates of the net realizable value for the inventory on-hand as of the reporting date involved a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the inventory valuation included the following, among other things:
•We tested the design and operating effectiveness of internal controls over the inventory valuation process, including controls over the inputs that are used in management's valuation of the excess and obsolescence reserve analysis.
•We evaluated the appropriateness and consistency of management’s methodology and assumptions used in determining the inventory valuation of the excess and obsolescence reserve.
•We obtained the Company’s valuation of the inventory excess and obsolescence reserve calculation and tested the mathematical accuracy.
•We tested the accuracy and completeness of the underlying data used in the calculation of the Company’s valuation of the inventory excess and obsolescence reserve.
•We selected a sample of inventory items and compared the recorded unit cost against the most recent sales price to determine if inventory was recorded at lower of cost or net realizable value.
•We selected a sample of inventory items and evaluated historical sales performance relative to management’s conclusions on the ability to sell through the inventory on-hand at the forecasted levels.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 9, 2023
We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Hydrofarm Holdings Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Hydrofarm Holdings Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 9, 2023, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 9, 2023

Hydrofarm Holdings Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$21,291	$26,607
Restricted cash	—	1,777
Accounts receivable, net	17,227	41,484
Inventories	111,398	189,134
Note receivable	—	622
Prepaid expenses and other current assets	5,032	9,760
Total current assets	154,948	269,384
Property, plant and equipment, net	51,135	50,473
Operating lease right-of-use assets	65,265	45,245
Goodwill	—	204,868
Intangible assets, net	300,366	314,819
Other assets	1,845	6,453
Total assets	$573,559	$891,242
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,633	$26,685
Accrued expenses and other current liabilities	13,208	33,996
Deferred revenue	3,654	18,273
Current portion of lease liabilities	9,099	7,198
Current portion of long-term debt	2,011	2,263
Total current liabilities	41,605	88,415
Long-term lease liabilities	56,299	38,595
Long-term debt	118,661	119,517
Deferred tax liabilities	2,685	5,631
Other long-term liabilities	4,428	3,904
Total liabilities	223,678	256,062
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 45,197,249 and 44,618,357 shares issued and outstanding at December 31, 2022, and December 31, 2021, respectively)	5	4
Additional paid-in capital	783,042	777,074
Accumulated other comprehensive loss	(7,235)	(1,382)
Accumulated deficit	(425,931)	(140,516)
Total stockholders’ equity	349,881	635,180
Total liabilities and stockholders’ equity	$573,559	$891,242
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years ended December 31,
	2022	2021
Net sales	$344,501	$479,420
Cost of goods sold	315,165	377,934
Gross profit	29,336	101,486
Operating expenses:
Selling, general and administrative	118,604	104,185
Impairments	192,328	—
Loss from operations	(281,596)	(2,699)
Interest expense	(10,958)	(2,138)
Loss on debt extinguishment or modification	(145)	(680)
Other income (expense), net	841	(204)
Loss before tax	(291,858)	(5,721)
Income tax benefit	6,443	19,137
Net (loss) income	$(285,415)	$13,416

Net (loss) income per share:
Basic	$(6.35)	$0.34
Diluted	$(6.35)	$0.31
Weighted-average shares of common stock outstanding:
Basic	44,974,856	39,991,809
Diluted	44,974,856	42,989,195
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Years ended December 31,
	2022	2021
Net (loss) income	$(285,415)	$13,416
Other comprehensive loss:
Foreign currency translation loss	(5,853)	(1,981)
Total comprehensive (loss) income	$(291,268)	$11,435
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	33,499,953	$3	$364,248	$599	$(153,932)	$210,918
Common stock issued upon exercise of options	186,633	—	1,595	—	—	1,595
Issuance of common stock for vesting of restricted stock units	851,741	—	—	—	—	—
Shares repurchased for withholding tax on restricted stock units	(268,867)	—	(13,945)	—	—	(13,945)
Issuance of common stock under cashless warrant exercise	418,633	—	—	—	—	—
Issuance of common stock under investor warrant exercise	3,367,647	—	56,778	—	—	56,778
Issuance of common stock in connection with follow-on public offering, net of offering costs of $16,303	5,526,861	1	309,781	—	—	309,782
Issuance of common stock in connection with business combinations	1,035,756	—	53,611	—	—	53,611
Stock-based compensation expense	—	—	5,006	—	—	5,006
Net income	—	—	—	—	13,416	13,416
Foreign currency translation loss	—	—	—	(1,981)	—	(1,981)
Balance, December 31, 2021	44,618,357	$4	$777,074	$(1,382)	$(140,516)	$635,180
Common stock issued upon exercise of options	8,283	—	75	—	—	75
Issuance of common stock for vesting of restricted stock units	818,489	1	—	—	—	1
Shares repurchased for withholding tax on restricted stock units	(247,979)	—	(2,461)	—	—	(2,461)
Issuance of common stock under cashless warrant exercise	99	—	—	—	—	—
Stock-based compensation expense	—	—	8,354	—	—	8,354
Net loss	—	—	—	—	(285,415)	(285,415)
Foreign currency translation loss	—	—	—	(5,853)	—	(5,853)
Balance, December 31, 2022	45,197,249	$5	$783,042	$(7,235)	$(425,931)	$349,881
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
Operating activities	2022	2021
Net income (loss)	$(285,415)	$13,416
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, depletion and amortization	41,527	14,934
Provision for (benefit from) doubtful accounts	2,998	(110)
Provision for inventory obsolescence	16,449	1,201
Restructuring expenses	6,091	—
Stock-based compensation expense	8,354	5,006
Non-cash operating lease expense	9,751	5,660
Impairment charges	192,328	—
Change in fair value of contingent consideration	(1,560)	(2,610)
Deferred income tax benefit	(9,310)	(20,996)
Other	1,210	1,364
Changes in assets and liabilities:
Accounts receivable	16,665	(1,926)
Inventories	57,023	(46,849)
Prepaid expenses and other current assets	3,663	2,761
Other assets	262	(1,781)
Accounts payable	(11,998)	(12,303)
Accrued expenses and other current liabilities	(4,532)	(3,238)
Deferred revenue	(13,297)	5,080
Lease liabilities	(7,850)	(4,676)
Other long-term liabilities	(370)	—
Net cash provided by (used in) operating activities	21,989	(45,067)
Investing activities
Business combinations, net of cash and cash equivalents	190	(462,172)
Capital expenditures of property, plant and equipment	(8,229)	(5,402)
Other	(448)	(610)
Net cash used in investing activities	(8,487)	(468,184)
		Continued

Hydrofarm Holdings Group, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Years ended December 31,
	2022	2021
Financing activities
Proceeds from issuance of common stock upon follow-on public offering, net of offering costs	—	309,782
Proceeds from exercises of investor warrants	—	56,778
Payment of withholding tax related to restricted stock units	(2,470)	(20,025)
Borrowings under revolving credit facilities	853	142,628
Repayments of revolving credit facilities	(1,102)	(143,003)
Repayments of Term Loan	(1,250)	—
Proceeds from issuance of Term Loan, net of discount and issuance costs	—	119,879
Payments to settle contingent consideration	(15,474)	—
Other	(757)	(1,332)
Net cash (used in) provided by financing activities	(20,200)	464,707
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(395)	(27)
Net decrease in cash, cash equivalents and restricted cash	(7,093)	(48,571)
Cash, cash equivalents and restricted cash at beginning of year	28,384	76,955
Cash, cash equivalents and restricted cash at end of year	$21,291	$28,384

Non-cash investing and financing activities
Issuance of common stock as consideration in connection with business combinations	$—	$53,611
Increase in accrued expenses and other current liabilities for contingent consideration	—	19,644
Right-of-use assets acquired under operating lease obligation	28,972	22,873
Supplemental information
Cash paid for interest	9,643	1,621
Cash paid for income taxes	3,906	1,963
		Concluded

The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. DESCRIPTION OF THE BUSINESS
Description of the business
Hydrofarm Holdings Group, Inc. (collectively with its subsidiaries, the “Company”) was formed in May 2017 under the laws of the state of Delaware to acquire and continue the business originally founded in 1977. The Company is a leading independent manufacturer and distributor of controlled environment agriculture ("CEA", principally hydroponics) equipment and supplies, including a broad portfolio of proprietary branded products. Products offered include agricultural lighting devices, indoor climate control equipment, nutrients, and plant additives used to grow, farm and cultivate cannabis, flowers, fruits, plants, vegetables, grains and herbs in controlled environment settings that allow end users to control key farming variables including temperature, humidity, CO2, light intensity and color, nutrient concentration and pH.
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidation and presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for year end financial reporting. All intercompany balances and transactions have been eliminated in consolidation. The Company reclassified the balance within "Impairment, restructuring and other" on the consolidated statements of operations for the prior period into "Selling, general and administrative expenses" ("SG&A") to conform to the current period presentation. The Company reclassified the balance of customer deposits, totaling $18,273 as of December 31, 2021, previously reported in "Accounts payable" into "Deferred revenue" in the consolidated balance sheet as of December 31, 2021, to conform to the current period presentation. Consistent with the reclassifications on the consolidated balance sheet, the Company made corresponding reclassifications to conform with the current period presentation in the consolidated statement of cash flows.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include provisions for sales returns, rebates and claims from customers, realization of accounts receivable and inventories, fair value of assets acquired and liabilities assumed for business combinations, valuation of intangible assets and goodwill, estimated useful lives of long-lived assets, incremental borrowing rate applied in lease accounting, valuation of stock-based compensation, recognition of deferred income taxes, recognition of liabilities related to commitments and contingencies and valuation allowances. Actual results may differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information available.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Business combinations
Acquisitions of businesses are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition date fair values of the assets transferred, liabilities incurred to the former owners of the acquiree, and the equity interests issued in exchange for control of the acquiree. Acquisition related costs are recognized in net (loss) income as incurred.
When the consideration transferred in a business combination includes assets or liabilities resulting from a contingent consideration arrangement, the contingent consideration is measured at its acquisition date fair value and included as part of the consideration transferred in a business combination. Contingent consideration is established for business acquisitions where the Company has the obligation to transfer additional assets or equity interests to the former owners if specified future events occur or conditions are met. Contingent consideration is classified as a liability when the obligation requires settlement in cash or other assets and is classified as equity when the obligation requires settlement in the Company's own equity instruments. Changes in the fair value of the contingent consideration that qualify as measurement period adjustments are adjusted retrospectively, with a corresponding adjustment to goodwill. Measurement period adjustments are adjustments that arise from additional information obtained during the measurement period (which cannot exceed one year from the acquisition date) about facts and circumstances that existed at the acquisition date. All other subsequent changes in the fair value of contingent consideration classified as a liability are included in net (loss) income in the period. Changes in the fair value of contingent consideration classified as equity are not recognized.
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
If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Company reports provisional amounts for the items for which the accounting is incomplete. Those provisional amounts are adjusted during the measurement period, or additional assets or liabilities are recognized, to reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that time. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to net (loss) income.
Restructuring
The Company began a restructuring plan during the quarter ended December 31, 2022, and is undertaking significant actions to streamline operations, reduce costs and improve efficiencies. The major initiatives of the restructuring plan include (i) narrowing the Company's product and brand portfolio and (ii) the relocation and consolidation of certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach.
During the year ended December 31, 2022, the Company recorded pre-tax charges of $6,790 relating to the inventory markdowns of products and brands being removed from our portfolio, which is primarily non-cash, and $897 relating primarily to the relocation and termination of certain facilities in Canada, which are primarily cash charges. The Company's strategic product consolidation entails removing approximately one-third of all products and one-fifth of all brands relating to our primary product portfolio, which excludes our garden center business in Canada. The Company expects the restructuring and related actions to result in cost savings of approximately $7,000 on an annualized basis. The amounts the Company will ultimately realize or disburse could differ from these estimates.
The Company recorded $7,466 of restructuring related charges within Cost of goods sold and $221 within Selling, general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2022. The Company's accrued liability for restructuring costs as of December 31, 2022, was $696. The Company estimates it will incur additional restructuring charges of approximately $1.7 million during the first half of 2023.

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
Entity-wide information
Sales to external customers and property, plant and equipment, and operating lease right-of-use assets, net in the United States and Canada, determined by the location of the subsidiaries, are shown below. Other foreign locations, which are immaterial, individually and in the aggregate, are included in the U.S. below.

	Years ended December 31,
	2022	2021
United States	$280,464	$399,749
Canada	68,153	87,281
Intersegment eliminations	(4,116)	(7,610)
Total consolidated net sales	$344,501	$479,420

	December 31,
	2022	2021
United States	$80,380	$85,167
Canada	36,020	10,551
Total property, plant and equipment, and operating lease right-of-use assets, net	$116,400	$95,718
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
Accounts receivable expose the Company to credit risks such as collectability and business risks such as customer concentrations. Exposure to losses on receivables is dependent on each customer’s financial condition. Receivables arising from sales are not collateralized; however, credit risk is somewhat mitigated as a result of the large diverse customer base. No customer accounted for more than 10% of revenues in 2022, or 2021. No customer accounted for more than 10% of accounts receivable as of December 31, 2022, or December 31, 2021. One supplier accounted for more than 10% of purchases in 2022 and 2021.
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
The Company measures certain non-financial assets and liabilities, including long-lived assets, intangible assets and goodwill, at fair value on a nonrecurring basis. The fair value of contingent consideration is classified within level 3 of the fair value hierarchy (See discussion of contingent consideration in Note 3 - Business Combinations and Note 15 - Fair Value Measurements).
Foreign currency matters
The Company reports its financial results in United States dollars, which is the currency of the primary economic environment in which it operates. The functional currency for each of the Company’s foreign subsidiaries is generally its local currency. Monetary assets and liabilities, and transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate in effect at the end of each period. Foreign currency transaction gains and losses are included in the determination of net (loss) income and classified as other income (expense), net in the consolidated statements of operations. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the end of each period. Revenues, expenses, gains and losses are translated at the average rates of exchange prevailing during the period. Accumulated deficit and other equity accounts are translated at historical rates. Translation gains and losses are included in accumulated other comprehensive loss within stockholders’ equity.
The effect of currency translation adjustments on cash, cash equivalents and restricted cash is presented separately in the consolidated statements of cash flows.
Cash, cash equivalents and restricted cash
Cash includes funds deposited in banks. Cash equivalents include highly liquid investments such as term deposits and money market instruments with original maturities of three months or less. As of December 31, 2021, amounts included in restricted cash represent those funds required to be set aside as security for letters of credits, and other various contractual arrangements. As of December 31, 2022, there were no amounts classified as restricted cash, as all previous restrictions lapsed during the year.
Accounts receivable, net
Trade accounts receivable represents amounts due from customers. Other receivables represent other current non-trade receivables. Allowance for doubtful accounts reflects the Company’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. The allowance is determined based on a combination of factors, including, but not limited to the age of the account, the credit worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance for doubtful accounts. Accounts receivable are written off when the receivables are deemed uncollectible.
Inventories
Inventories consist of finished goods, work-in-process, and raw materials used in manufacturing products. Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. The Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold. If inventory is sold, any related reserves would be reversed in the period of sale. The Company estimates inventory markdowns relating to restructuring charges based upon current and anticipated demand, customer preferences, business strategies, and market conditions including management's actions with respect to inventory products and brands being removed from our portfolio. Hydrofarm's strategic product consolidation entails removing approximately one-third of all products and one-fifth of all brands relating to our primary product portfolio.
Leases
Leases are accounted for under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 842, Leases. At inception of a contract, the Company determines whether that contract is or contains a lease. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Leases are then classified as either finance or operating, with classification affecting the location of expense recognition in the consolidated statements of operations.
Right-of-use assets ("ROU") represent the right to use an underlying asset for the lease term while lease liabilities represent the obligation to make lease payments arising from a lease, measured on a discount basis. All leases greater than 12 months result in the recognition of a ROU and a lease liability at the lease commencement date based on the present value of the lease payments over the lease term. The present value of the lease payments is calculated using the applicable weighted-average discount rate. The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, the applicable incremental borrowing rate is estimated. The incremental borrowing rate is estimated using the currency denomination of the lease and the contractual lease term. To determine the incremental borrowing rate, reference is made to interest rates that would be available to finance assets similar to the assets under lease in their related geographical location.
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
Property, plant and equipment, excluding peat bogs and related development, are depreciated using the straight-line method. The following table summarizes the estimated useful lives as follows:

Buildings and improvements	10 - 40 years
Machinery and equipment	5 - 15 years
Leasehold improvements	Lesser of useful life or term of the lease
Computer equipment	3 - 4 years
Furniture and fixtures	5 years
Peat bogs and related development costs are depleted using the units of production method over the total expected volume of the peat bogs.
Intangible assets and goodwill
Definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives. The Company has one trade name that is considered to have an indefinite useful life. Intangible assets are also tested for impairment at least annually and when events or changes in circumstances indicate that, more-likely-than-not, the carrying

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
amount may not be recoverable. Significant judgment is required in estimating fair values and performing goodwill and intangible asset impairment tests.
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
Note Receivable
In 2019, the Company executed a note receivable secured by equipment to a third-party, the terms of which were amended and restated during the first quarter of 2021. The note receivable provided for interest and installment payments to the Company, and full maturity of the note in 2024. During the first quarter of 2022 the third-party defaulted on interest payments, and the Company measured an impairment on the note receivable based on the estimated fair value of the collateral. The Company recorded an impairment loss of $2,636 during the year ended December 31, 2022, respectively, in “Impairments” on the consolidated statements of operations. There were no impairment losses recorded in the year ended December 31, 2021. As of December 31, 2022, the note receivable carrying value was $475 and is classified in Other assets on the consolidated balance sheet.
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
Revenue is recognized as control of promised goods is transferred to customers, which generally occurs upon receipt at customers’ locations determined by the specific terms of the contract. Arrangements generally have a single performance obligation and revenue is reported net of variable consideration which includes applicable volume rebates, cash discounts and sales returns and allowances. Variable consideration is estimated and recorded at the time of sale.
The amount billed to customers for shipping and handling costs included in net sales was $13,180, and $8,050 in 2022, and 2021, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits are reported within deferred revenue in the consolidated balance sheets, totaled $3,654 and $18,273 as of December 31, 2022, and 2021, respectively. There are no significant financing components. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Stock-based compensation
The Company accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP, which requires compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. The Company accounts for forfeitures when they occur and any compensation expense previously recognized on unvested shares will be reversed when forfeited.
Service-based awards
The Company records stock-based compensation expense for restricted stock units (“RSUs”) and service-based stock options on a straight-line basis over the requisite service period.
The fair value of grants of restricted stock is based on the fair value of the common stock underlying the award. The fair value of the underlying common stock for RSUs prior to the Company’s IPO in December 2020, was determined by considering a number of objective, subjective, and highly complex factors including independent third-party valuations of the Company’s common stock, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook among other factors. For awards granted after the Company's IPO, the fair value of the underlying common stock for RSUs is the closing date price of the Company's common stock at the grant-date.
The fair value of option-based awards is estimated using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions. For inputs into the Black-Scholes model, the expected volatility is based on historical implied volatility from recent stock option transactions at the time of grant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The Company has elected to use the “simplified method” to determine the expected term which is the midpoint between the vesting date and the end of the contractual term because it has insufficient history upon which to base an assumption about the term. The expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividends on its common stock.
Performance-based awards
The Company has granted performance stock unit ("PSU") awards that vest upon the satisfaction of both service-based and performance-based conditions. The service-based condition for these awards generally is satisfied over one year. The performance-based conditions generally are satisfied upon achieving specified performance targets. The Company records stock-based compensation expense for performance-based equity awards on a straight-line basis over the requisite service period and only if performance-based conditions are considered probable to be satisfied.
Market-based awards
The Company has granted RSUs that vest only upon the satisfaction of both performance-based and market-based conditions. The performance-based conditions are satisfied upon achieving specified performance targets, such as the occurrence of a qualifying event, as described above for performance-based awards. The market-based condition is satisfied upon the Company’s achievement of a qualifying traded share price within the specified time frame. The Company records stock-based compensation expense once the performance condition is satisfied regardless of whether the market condition is eventually met. For one award granted in 2020, the market condition was factored into its fair value and the Company used a "Monte Carlo Simulation Method" ("MCSM") to estimate the fair value of the award. The MCSM assessed the likelihood of vesting of the RSU grants based on the probability of both a triggering event and qualifying traded share price within the specified time frame. For the years ended December 31, 2022, and 2021, there were no performance awards with market-based conditions granted.
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
The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves consideration of estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income by jurisdiction, and the impact of tax planning strategies. Changes in the relevant facts can impact the judgment or need for valuation allowances. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
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
Recently issued accounting pronouncements
The Company reviewed recently issued accounting pronouncements and noted no new pronouncements relevant to the Company.
3. BUSINESS COMBINATIONS
During 2021, the Company completed five acquisitions of branded manufacturers of CEA products, resulting in a significant expansion of its portfolio of proprietary branded products and specialized manufacturing capabilities. The Company finalized the determination of its allocation of the purchase price relating to these acquisitions during 2022, and obtained third-party valuation reports of certain tangible and identifiable intangible assets to support its evaluation.
Goodwill arose on the acquisitions because the consideration paid effectively included amounts in relation to the benefit of expected synergies, revenue growth, future market development and the assembled workforce. These benefits are not recognized separately from goodwill and they do not meet the recognition criteria for identifiable intangible assets.
During 2022, the Company evaluated and adjusted the useful lives of certain intangible assets associated with entities that were acquired during 2021. In addition, the Company determined that the preliminary allocation of assets acquired related to indefinite lived trade names have a finite useful life because the expected usefulness of the trade names is limited. As a result of these adjustments to the provisional amounts, the Company recorded $5,894 of additional amortization expense during 2022, which related to amortization expense that would have been recorded in the previous reporting period from the acquisition date through December 31, 2021. The intangible assets were assigned estimated useful lives as follows: (i) customer relationships: 7 to 12 years, (ii) technology, formulations and recipes: 8 to 12 years, (iii) computer software: 3 years, and (iv) trade names and trademarks: 15 to 20 years.
The financial results of Heavy 16, the H&G Entities, Aurora and the IGE Entities (each as defined below) are included in the U.S. operating segment since the acquisition date. The financial results of Greenstar are included in the Canada operating segment since the acquisition date.

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
Pursuant to the purchase agreement, the Company was required to pay up to an additional $2,500 of contingent consideration based on $200 for each $1,000 above a $21,000 threshold for net sales in calendar year 2021. As a result, the Company recorded a liability for contingent consideration at its estimated fair value of $344 as of the acquisition date in the consolidated balance sheets. The contingent consideration was estimated using a Black-Scholes valuation model, which utilized Level 3 inputs as defined in ASC 820 - Fair Value Measurements. The key assumptions in applying the valuation model were as follows: a 10% required revenue metric risk premium and 0.33% discount periods. The contingent consideration was divided into thirteen standalone option calculations and utilized the same expected value of revenue which was calculated by discounting forecasted sales, by the revenue return metric, and adding year-to-date net sales. The contingent consideration was remeasured to fair value at each reporting date until the contingency was resolved with changes in fair value being recognized within "Selling, general and administrative expenses" ("SG&A") in the consolidated statements of operations. As of December 31, 2021, contingent consideration of $200 was calculated utilizing actual net sales for the full year ended December 31, 2021. The change in the fair value of the contingent consideration of $144 during the year ended December 31, 2021, was recognized as a benefit in SG&A on the consolidated statement of operations during the period. There were no changes to the fair value of contingent consideration in 2022, and the balance was paid in April 2022. The amount of goodwill is fully deductible for tax purposes.
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
Aurora Acquisition
On July 1, 2021, the Company acquired 100% of the issued and outstanding membership interests of Gotham Properties LLC (“Gotham Properties”), Aurora Innovations LLC (“Aurora Innovations”), Aurora International LLC (“Aurora International” and, together with Gotham Properties and Aurora Innovations, “Aurora”), a manufacturer of plant fertility product lines. As a result of the acquisition, the Company broadened its proprietary branded offering into the plant nutrients and grow media category complementing other product offerings. The preliminary acquisition fair value of the consideration transferred for Aurora was $178,871, consisting of $133,962 in cash, $25,824 of the Company's common stock, $19,300 contingent consideration and $215 forgiveness of accounts payable. The fair value of the common stock issued was determined based on the closing market price of the Company's common stock on the acquisition date. The forgiveness of accounts payable represents an effective settlement of a preexisting relationship between the parties. The amount of goodwill is fully deductible for tax purposes.
Pursuant to the purchase agreement, the Company was required to pay a maximum contingent consideration equal to $70,997. To the extent 2021 EBITDA of Aurora exceeded $15,556, the excess was multiplied by eleven to determine contingent consideration. As a result, the Company recorded a liability for contingent consideration at its estimated fair value of $19,300 as of the acquisition date in the consolidated balance sheets. The contingent consideration was estimated using the discounted cash flow method, which estimated the incremental EBITDA based on the Company's forecasted 2021 EBITDA of

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Aurora as of the acquisition date, discounted to a present value as of the acquisition date using a discount rate of 15%. That measure was based on significant inputs that are not observable in the market, which utilized Level 3 inputs as defined in ASC 820 - Fair Value Measurements. The contingent consideration was remeasured to fair value at each reporting date until resolution with changes in fair value recognized within SG&A in the consolidated statements of operations. As of December 31, 2021, the contingent consideration of $16,834 was calculated utilizing actual 2021 EBITDA for the full year ended December 31, 2021. The change in the fair value of the contingent consideration of $2,466 during the year ended December 31, 2021, was recognized as a benefit in SG&A on the consolidated statement of operations during the period. During 2022, the Company recognized an additional $1,560 benefit to SG&A as the contingent consideration was revalued to $15,274, and paid in July 2022 using available cash on hand.
Greenstar/Grotek Acquisition
On August 3, 2021, the Company acquired 100% of the issued and outstanding shares of Greenstar Plant Products Inc., (“Greenstar”), a manufacturer of horticultural products and solutions for global, domestic and commercial use. As a result of the acquisition, the Company broadened its proprietary branded offering into the plant nutrients and grow media category complementing other product offerings. The preliminary acquisition fair value of the consideration transferred for Greenstar was $83,520, consisting of $85,121 in cash, less $1,601 forgiveness of accounts payable, net, and obligations due under a distribution agreement. The forgiveness of accounts payable, net, and obligations due under a distribution agreement represent an effective settlement of a preexisting relationship between the parties. The amount of goodwill is not deductible for U.S. tax purposes, but it is partially deductible for Canadian tax purposes.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The following table sets forth the components and allocation of the purchase price for the Company's acquisition of Heavy 16, the H&G Entities, Aurora, Greenstar and the IGE Entities:

	Heavy 16	H&G Entities	Aurora	Greenstar	IGE Entities
Component of Purchase Price:	Amount	Amount	Amount	Amount	Amount
Cash	$60,287	$133,483	$133,962	$85,121	$49,129
Common stock	16,736	—	25,824	—	11,051
Contingent consideration	344	—	19,300	—	—
Forgiveness of assets and liabilities	—	—	(215)	(1,601)	722
Total purchase price	$77,367	$133,483	$178,871	$83,520	$60,902

Acquisition-related costs	$3,109	$5,063	$7,358	$3,688	$2,150

Allocation of Purchase Price:
Identifiable assets (liabilities)
Accounts receivable	$510	$3,308	$6,967	$982	$2,367
Inventories	1,451	6,559	11,031	8,728	30,592
Prepaid expenses and other current assets	34	493	1,086	447	470
Property and equipment	1,078	358	37,991	1,717	4,274
Operating lease right-of-use assets	1,088	1,921	—	2,736	4,447
Other assets	25	213	—	176	—
Accounts payable	(1,055)	(1,320)	(4,360)	(777)	(21,686)
Accrued expenses and other current liabilities	(226)	(445)	(768)	(1,421)	(859)
Current portion of lease liabilities	(274)	(447)	—	(624)	(815)
Current portion of long-term debt	—	—	—	—	(482)
Long-term deferred tax liabilities	—	(25,589)	—	—	(6,769)
Long-term lease liabilities	(868)	(1,501)	—	(1,836)	(3,116)
Long-term debt	—	—	—	—	(1,434)
Other long-term liabilities	—	—	(3,840)	—	—
Net identifiable assets	1,763	(16,450)	48,107	10,128	6,989
Identifiable intangible assets
Other intangible assets	200	200	824	383	2,430
Customer relationships	5,100	12,500	6,400	11,100	6,300
Trademarks and trade names	18,500	31,400	59,100	9,100	14,000
Technology and formulations & recipes	33,600	56,200	18,000	2,800	3,800
Total identifiable intangible assets	57,400	100,300	84,324	23,383	26,530
Goodwill	18,204	49,633	46,440	50,009	27,383
Total purchase price allocation	$77,367	$133,483	$178,871	$83,520	$60,902

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Supplemental Disclosure of Financial Results
The following represents estimated unaudited consolidated net sales and net income amounts for year ended December 31, 2021, as if the five acquisitions had been included in the consolidated results of the Company for the entire period. The estimated net income presented below also includes the impact of the aforementioned allocation adjustments to the useful lives of certain intangible assets, resulting in additional expense attributed to the year ended December 31, 2021. Management considers these estimates to represent an approximate measure of the performance of the combined Company:

Year ended
December 31, 2021
Estimated ($ in millions)
Net sales	$596
Net income	$66
4. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Primarily due to a sustained decline in the Company's market value of common stock and market conditions, the Company identified a triggering event requiring a test for impairment as of June 30, 2022. The Company completed its goodwill impairment testing and recorded an impairment charge of $189,572 as the test determined that the carrying value of the reporting units of U.S. and Canada was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the U.S. and Canada caused by macroeconomic and industry conditions.
The Company determined the fair value of the U.S. and Canada reporting units based on an income approach, using the present value of future discounted cash flows, and based on a market approach. The fair values were reconciled to the market value of common stock of Hydrofarm to corroborate the estimates used in the interim test for impairment. Significant estimates used to determine fair value include the weighted average cost of capital, financial forecasts, and pricing multiples derived from publicly-traded companies that are comparable to the reporting units. Refer to Note 15 - Fair Value Measurements, for further discussion of valuation inputs. There was no goodwill impairment recognized during the year ended December 31, 2021. The changes in goodwill are as follows:

Goodwill
Balance at December 31, 2020	$—
Acquisition - Heavy 16	18,204
Acquisition - H&G Entities	49,707
Acquisition - Aurora	46,433
Acquisition - Greenstar	43,009
Acquisition - IGE Entities	48,687
Foreign currency translation adjustments, net	(1,172)
Balance at December 31, 2021	$204,868
Acquisition - IGE Entities - measurement period adjustments	(21,304)
Acquisition - Greenstar - measurement period adjustments	7,000
Acquisition - all others - measurement period adjustments and foreign currency translation adjustments, net	(992)
Impairments	(189,572)
Balance at December 31, 2022	$—

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Intangible Assets, net
Intangible assets, net comprised the following:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$9,408	$(7,976)	$1,432	$8,814	$(7,208)	$1,606
Customer relationship	99,933	(24,533)	75,400	101,222	(16,517)	84,705
Technology, formulations and recipes	114,187	(15,344)	98,843	110,561	(3,630)	106,931
Trade names and trademarks	131,410	(10,052)	121,358	—	—	—
Other	4,778	(4,246)	532	2,428	(1,744)	684
Total finite-lived intangible assets, net	359,716	(62,151)	297,565	223,025	(29,099)	193,926

Indefinite-lived intangible assets:
Trade name	2,801	—	2,801	120,773	—	120,773
Other	—	—	—	120	—	120
Total Intangible assets, net	$362,517	$(62,151)	$300,366	$343,918	$(29,099)	$314,819
Amortization expense related to intangible assets was $33,308 and $10,354 for the years ended December 31, 2022, and 2021, respectively. Amortization expense includes the impact from intangible assets recorded in connection with five acquisitions completed during the year ended December 31, 2021. The following are the estimated useful lives and the weighted-average amortization period as of December 31, 2022, for the major classes of finite-lived intangible assets:

	Useful lives	Weighted-average amortization period
Computer software	5 years	3 years
Customer relationships	7 to 18 years	11 years
Technology, formulations and recipes	8 to 12 years	10 years
Trade names and trademarks	15 to 20 years	18 years
The estimated aggregate future amortization expense for intangible assets subject to amortization as December 31, 2022, is summarized below:

Estimated Future Amortization Expense
Year ending December 31,
2023	$24,525
2024	24,418
2025	24,348
2026	23,968
Thereafter	200,306
Total	$297,565

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
5. EARNINGS (LOSS) PER COMMON SHARE (“EPS”)
Basic EPS is computed using net (loss) income divided by the weighted-average number of common shares outstanding during each period, excluding unvested restricted stock units (“RSUs”).
Diluted EPS represents net (loss) income divided by the weighted-average number of common shares outstanding during the period, including common stock equivalents. Common stock equivalents consist of shares subject to warrants and share-based awards with exercise prices less than the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Regarding RSUs subject to a market condition, before the end of the contingency period, the number of contingently issuable shares (i.e., RSUs) to be included in diluted EPS would be based on the number of shares of common stock issuable under the terms of the arrangement if the end of the reporting period was the end of the contingency period, assuming the result would be dilutive. Those contingently issuable shares would be included in the denominator of diluted EPS as of the beginning of the period, or as of the grant date of the share-based payment, if later.
The following table presents information necessary to calculate basic and diluted EPS for the years ended December 31, 2022, and 2021:

	Years ended December 31,
	2022	2021
Net (loss) income	$(285,415)	$13,416
Weighted-average shares of common stock outstanding	44,974,856	39,991,809
Dilutive effect of warrants using the treasury stock method	—	1,395,393
Dilutive effect of restricted stock units using the treasury stock method	—	1,068,984
Dilutive effect of stock options using the treasury stock method	—	533,009
Diluted weighted-average shares of common stock outstanding	44,974,856	42,989,195
Basic EPS	$(6.35)	$0.34
Diluted EPS	$(6.35)	$0.31
The computation of the weighted-average shares of common stock outstanding for diluted EPS includes the following potential shares of common stock using the treasury stock method for the weighted-average period during which the shares were outstanding:

	Years ended December 31,
	2022	2021
Shares subject to warrants outstanding	—	1,899,435
Shares subject to unvested performance based and restricted stock units	—	1,311,914
Shares subject to stock options outstanding	—	831,517
The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential shares of common stock as their inclusion would have an anti-dilutive effect on diluted EPS:

	Years ended December 31,
	2022	2021
Shares subject to warrants outstanding	17,669	17,817
Shares subject to unvested performance based and restricted stock units	1,088,879	71,871
Shares subject to stock options outstanding	670,026	10,641

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
6. ACCOUNTS RECEIVABLE, NET AND INVENTORIES
Accounts receivable, net comprised the following:

	December 31,
	2022	2021
Trade accounts receivable	$18,204	$35,511
Allowance for doubtful accounts	(1,556)	(1,156)
Other receivables	579	7,129
Total accounts receivable, net	$17,227	$41,484
Inventories comprised the following:

	December 31,
	2022	2021
Finished goods	$83,134	$145,298
Work-in-process	5,403	5,967
Raw materials	38,558	41,399
Allowance for inventory obsolescence	(15,697)	(3,530)
Total inventories	$111,398	$189,134
The allowance for inventory obsolescence increased during the year ended December 31, 2022, primarily a result of a reserve for certain lighting products. Inventories are stated at the lower of cost or net realizable value, and the Company maintains an allowance for excess and obsolete inventory that is based upon assumptions about future demand and market conditions. The allowance for excess and obsolete inventory is subject to change from period to period based on a number of factors including sales of products, changes in estimates, and disposals.
7. LEASES
The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2033. Also, the Company leases some equipment under finance leases. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 10 years. However, these options are generally not reflected in the calculation of the right-of-use assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company has operating subleases which have been accounted for by reference to the underlying asset subject to the lease, primarily as an offset to rent expense within SG&A.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Total ROU assets and lease liabilities were as follows:

		December 31,
	Balance Sheet Classification	2022	2021
Leased assets
Operating ROU assets	Operating lease right-of-use assets	$65,265	$45,245
Finance lease assets	Property, plant and equipment, net	2,005	2,365
Total leased assets		$67,270	$47,610

Lease liabilities
Current:
Operating leases	Current portion of lease liabilities	$9,099	$7,198
Finance leases	Current portion of long-term debt	704	739
Noncurrent:
Operating leases	Long-term lease liabilities	56,299	38,595
Finance leases	Long-term debt	1,200	1,628
Total lease liabilities		$67,302	$48,160
Total lease income and costs were as follows:

		For the years ended December 31,
	Classification	2022	2021
Operating lease costs	Selling, general and administrative	$11,484	$6,664
Finance lease costs:
Amortization of lease assets	Selling, general and administrative	285	291
Amortization of lease assets	Cost of goods sold	327	—
Interest on lease liabilities	Interest expense	61	33
Sublease income	Selling, general and administrative	(1,533)	(277)
In addition to the operating lease costs above, short-term and month-to-month lease expense was $341 and $2,268 for the years ended December 31, 2022, and 2021, respectively, and other costs associated with operating leases were $2,573 and $1,957, respectively, for non-lease components such as common area maintenance and other miscellaneous items. These costs were included within SG&A in the consolidated statements of operations.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with remaining terms greater than one year as of December 31, 2022, are as follows:

Year ending December 31,	Operating	Finance
2023	$11,463	$760
2024	11,043	634
2025	10,466	481
2026	9,180	63
2027	8,941	69
Thereafter	25,016	—
Total rental payments	76,109	2,007
Less portion representing interest	10,711	103
Total principal	65,398	1,904
Less current portion	9,099	704
Long-term portion	$56,299	$1,200
The following table summarizes the weighted-average remaining lease term as of December 31, 2022, and 2021, as well as the weighted-average discount rate on long-term leases for the years ended December 31, 2022, and 2021:

	December 31,
	2022	2021
Weighted-average remaining lease term in years:
Operating leases	7.1	6.8
Finance leases	3.1	3.5

Weighted-average discount rate:
Operating leases	4.00%	3.32%
Finance leases	3.63%	4.62%
Cash paid for amounts included in lease liabilities in 2022, and 2021 were:

	For the years ended December 31,
Cash paid for amounts included in lease liabilities:	2022	2021
Operating cash flows from operating leases	$(9,035)	$(5,675)
Operating cash flows from finance leases	(61)	(33)
Financing cash flows from finance leases	(756)	(302)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net comprised the following:

	December 31,
	2022	2021
Machinery and equipment	$27,832	$25,177
Peat bogs and related development	10,761	8,686
Building and improvements	9,920	9,510
Land	6,107	6,120
Furniture and fixtures	3,921	2,867
Computer equipment	3,337	3,197
Leasehold improvements	4,177	3,207
Gross property, plant, and equipment	66,055	58,764
Less: accumulated depreciation	(14,920)	(8,291)
Total property, plant and equipment, net	$51,135	$50,473
Depreciation, depletion and amortization expense related to property, plant, and equipment, net was $8,219 and $4,580 for the years ended December 31, 2022, and 2021, respectively.
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	December 31,
	2022	2021
Accrued compensation and benefits	$2,522	$3,713
Freight, custom and duty accrual	1,022	2,094
Goods in transit accrual	1,172	3,473
Income tax accrual	451	729
Contingent consideration	—	17,034
Other accrued liabilities	8,041	6,953
Total accrued expenses and other current liabilities	$13,208	$33,996

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. DEBT
Debt is comprised of the following:

	December 31,
	2022	2021
Term Loan - net of unamortized discount and deferred financing costs of $5,142 and $6,025 as of December 31, 2022, and December 31, 2021, respectively	$118,608	$118,975
Other	2,064	2,805
Total debt	$120,672	$121,780

Current portion of long-term debt	$2,011	$2,263
Long-term debt - net of discount and deferred financing costs of $5,142 and $6,025 as of December 31, 2022, and December 31, 2021, respectively	118,661	119,517
Total debt	$120,672	$121,780
Term Loan
On October 25, 2021, the Company and certain of its direct and indirect subsidiaries (the "Obligors") entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which the Company borrowed a $125,000 senior secured term loan (“Term Loan”). The Term Loan bears interest at LIBOR (with a 1.0% floor) plus 5.50%, or an alternative base rate (with a 2.0% floor), plus 4.50%, and is subject to a call premium of 2% in year one, 1% in year two, and 0% thereafter, and matures on October 25, 2028 ("Maturity Date"). Deferred financing costs totaled $6,190 at the inception of the Term Loan and are being amortized to interest expense over the term of the loan. For the year ended December 31, 2022, the effective interest rate was 8.30% and interest expense was $10,331, which includes amortization of deferred financing costs of $883.
The principal amounts of the Term Loan are required to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the principal amount of the Term Loan, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) selling assets that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. There were no such mandatory prepayments made since inception of the Term Loan. As of December 31, 2022, and 2021, the outstanding principal balance on the Term Loan was $123,750 and $125,000, respectively.
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants, and the Company was in compliance with all requirements as of December 31, 2022. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company.
Revolving asset-backed credit facilities
JPMorgan Revolving Loan Facility
On March 29, 2021, the Obligors entered into a Senior Secured Revolving Credit Facility (the “JPMorgan Revolving Loan Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders from time to time party thereto. The JPMorgan Revolving Loan Facility is due on March 29, 2024, or any earlier date on which the revolving commitments are reduced to zero.
The three-year JPMorgan Revolving Loan Facility originally had a borrowing limit of $50,000. On August 31, 2021, the Obligors entered into an amendment (the "First Amendment") to increase their original borrowing limit to $100,000. In connection with the First Amendment, the Company's previously acquired subsidiaries became party to the JPMorgan Revolving Loan Facility as either borrowers or as guarantors. On October 25, 2021, the Company and its subsidiaries entered into a second amendment (the “Second Amendment”), with JPMorgan Chase Bank, N.A., pursuant to which the parties consented to the Term Loan described above, and made certain conforming changes to comport with the Term Loan provisions.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The JPMorgan Revolving Loan Facility was further amended by a third amendment and joinder dated August 23, 2022, (the “Third Amendment”) pursuant to which several previously acquired subsidiaries became parties to the JPMorgan Revolving Loan Facility and granted liens on their assets. On December 22, 2022, the Company entered into a fourth amendment (the “Fourth Amendment”) pursuant to which the maximum commitment amount under the JPMorgan Revolving Loan Facility was reduced from $100,000 to $75,000, a sale-leaseback transaction was permitted, and certain other changes were made, including changing the LIBOR based rates to SOFR based rates. The Loss on debt modification of $145 for the year ended December 31, 2022, resulted primarily from the write-off of unamortized deferred financing costs associated with the modification of the JPMorgan Revolving Loan Facility entered into during the fourth quarter of 2022.
The unamortized debt issuance costs were $580 as of December 31, 2022, and are included in Other assets in the consolidated balance sheet. Debt issuance costs are being amortized to interest expense over the term of the JPMorgan Revolving Loan Facility.
The JPMorgan Revolving Loan Facility is an asset-based facility that is secured by a first lien on the working capital assets of the Company and a second lien on the non-working capital assets of the Company (including most of the Company’s subsidiaries). The borrowing base is based on a detailed monthly calculation of the sum of (a) a percentage of the Eligible Accounts at such time, plus (b) the lesser of (i) a percentage of the Eligible Inventory, at such time, valued at the lower of cost or market value, determined on a first-in-first-out basis, and (ii) the product of a percentage multiplied by the Net Orderly Liquidation Value percentage identified in the most recent inventory appraisal ordered by the Administrative Agent multiplied by the Eligible Inventory, valued at the lower of cost or market value, determined on a first-in-first-out basis, minus (c) Reserves (each of the defined terms above, as defined in the JPMorgan Revolving Loan Facility documents).
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability (as defined in the JPMorgan Revolving Loan Facility documents) is less than an amount equal to 10% of the Aggregate Revolving Commitment (currently $75,000), the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability is more than 10% of the Aggregate Revolving Commitment for thirty consecutive days. In order to consummate permitted acquisitions or to make restricted payments, the Company would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated. As of December 31, 2022, the Company is in compliance with the covenants contained in the JPMorgan Revolving Loan Facility.
The JPMorgan Revolving Loan Facility provides for various interest rate options including the Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the CB Floating Rate, the Adjusted Daily Simple SOFR, the CBFR, the Canadian Prime Rate, or the CDOR Rate. The rates that use SOFR as the reference rate (Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the Adjusted Daily Simple SOFR and the CBFR rate) use the Term SOFR Rate plus 1.95%. Each rate has a 0.0% floor. A fee of 0.25% per annum is charged for available but unused borrowings.
As of December 31, 2022, and 2021, the Company had zero borrowed under the facility, and would be able to borrow approximately $40 million under the JPMorgan Revolving Loan Facility, before we would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
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
The Encina Credit Facility was replaced in March 2021 by the JPMorgan Revolving Loan Facility. For the year ended December 31, 2021, the Company recognized interest expense of $82. The unamortized deferred financing costs and early termination fees totaling $680 were recognized as a loss on debt extinguishment in the consolidated statements of operations for the year ended December 31, 2021.
Other debt
Other debt as of December 31, 2022, was primarily comprised of $1,904 in finance lease obligations and $160 in a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage. Other debt as of December 31, 2021, was primarily comprised of $2,367 in finance lease obligations, $438 in a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage.
Aggregate future principal payments
As of December 31, 2022, the aggregate future principal payments under long-term debt, excluding payments due under finance lease obligations presented in Note 7 - Leases, are as follows:

Debt
Year ending December 31,
2023	$1,307
2024	1,269
2025	1,269
2026	1,269
2027	1,270
Thereafter	117,526
Total principal payments under long-term debt	$123,910
The following is a reconciliation of payment due:

	Finance lease obligations	Debt	Total
Current portion of long-term debt	$704	$1,307	$2,011
Long-term debt	1,200	122,603	123,803
Total payments due	$1,904	$123,910	$125,814
11. STOCKHOLDERS’ EQUITY
Common stock
Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the Board. As of December 31, 2022, there were 45,197,249 shares outstanding and 300,000,000 shares authorized.
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
In connection with the private placement, the Company agreed to engage the placement agent (the "Placement Agent") as the Company's warrant solicitation agent in the event the Investor Warrants were called for Redemption. The Company agreed to pay a warrant solicitation fee to the Placement Agent equal to five percent of the amount of net cash proceeds solicited by the Placement Agent upon the exercise of certain Investor Warrants following such call for Redemption. For the year ended December 31, 2021, warrant solicitation fee expense totaled $1,949 and was included in SG&A in the consolidated statements of operations.
As of December 31, 2022, the following table summarizes the outstanding warrants:

	Number of Warrants	Exercise Price
Placement agent warrants	11,662	$8.43
Placement agent warrants	6,007	$16.86
Total	17,669	$11.30
As of December 31, 2021, the following table summarizes the outstanding warrants:

	Number of Warrants	Exercise Price
Placement agent warrants	11,810	$8.43
Placement agent warrants	6,007	$16.86
Total	17,817	$11.27
12. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of December 31, 2022, a total of 1,340,129 shares were available for grant under the 2020 Plan.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The Incentive Plans are administered by the Company's Board of Directors. Notwithstanding the foregoing, the Board of Directors may delegate concurrent responsibility for administering each plan, including with respect to designated classes of persons eligible to receive an award under each plan, to a committee or committees (which term shall include subcommittees) consisting of one or more members of the Board of Directors (collectively, the “Plan Administrator”), subject to such limitations as the Board of Directors deems appropriate.
In November 2020, the Board of Directors and stockholders approved the 2020 Plan and reserved an aggregate of 2,284,053 shares of common stock for issuance under the 2020 Plan. Pursuant to the 2020 Plan, the number of shares available for issuance under the 2020 Plan may be increased on January 1 of each year, beginning on January 1, 2021, and ending on January 2, 2030, in an amount equal to the lesser of (i) 4% of the outstanding shares of the Company’s common stock on such date or (ii) such number of shares determined by the Plan Administrator.
The 2020 Plan provides for the grant of ISOs, nonqualified stock options, stock grants, and stock-based awards that are based in whole or in part by reference to the Company’s common stock.
•The Plan Administrator may grant options designated as incentive stock options or nonqualified stock options. Options shall be granted with an exercise price per share not less than 100% of the fair market value of the common stock on the grant date, subject to certain limitations and exceptions as described in the plan agreements. Generally, the maximum term of an option shall be 10 years from the grant date. The Plan Administrator shall establish and set forth in each instrument that evidences an option the time at which, or the installments in which, the option shall vest and become exercisable.
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
Restricted Stock Unit ("RSU") Activity
RSUs granted to certain executives, employees and members of the Board of Directors expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into shares of the Company's common stock. The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the year ended December 31, 2022, the Company granted RSU awards that are expected to vest either (i) one year on the anniversary of the grant date, (ii) ratably over a three-year period on each anniversary of the grant date, or (iii) with three vesting tranches, the first of which occurred on the grant date, and the following two tranches on each subsequent anniversary of the grant date.
The award granted to a former member of the Board (the "former Board member") in July 2020, and modified in November 2020, contained a market-based vesting condition based on the traded value of shares of the Company’s common stock following the IPO over a specific time frame. For this award, the market condition was factored into its fair value. The fair value of the award, at the modification date, was $3,180, all of which was recorded as stock-based compensation expense upon the IPO. In July 2021, the market-based vesting condition for this award was satisfied and 148,315 RSUs of the former Board member vested. The total shares under the unvested RSUs subject to time-based vesting conditions were zero and 111,236 for the years ended December 31, 2022, and 2021, respectively. For the years ended December 31, 2022, and 2021, there were no performance awards with market-based conditions granted.
The Company recognized $7,638 and $4,566 of total stock-based compensation expense for RSUs for the years ended December 31, 2022, and 2021, respectively. For the year ended December 31, 2022, the Company withheld 247,979 of the 818,489 of common stock issued upon vesting of RSUs to meet employees' payroll tax withholding requirements. The tax withholding payments of $2,461 were made in 2022 in addition to a tax withholding obligation of $9 from 2021.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The following table summarizes the activity related to the Company's RSUs for the year ended December 31, 2022. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the year ended December 31, 2022:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2021	1,087,608	$9.71
Granted	785,486	$9.62
Vested	(824,846)	$9.25
Forfeited	(55,615)	$35.54
Balance, December 31, 2022	992,633	$8.57
The total fair value of RSUs vested for the years ended December 31, 2022, and 2021, was $7,628, and $6,090, respectively.
As of December 31, 2022, total unamortized stock-based compensation expense related to unvested RSUs was $5,920 and the weighted-average period over which the compensation is expected to be recognized is 1.28 years. As of December 31, 2022, there were 6,357 RSUs which had vested, but were not yet issued due to the recipients' elections to defer the awards.
The tax benefits recognized in the consolidated statements of operations for stock-based compensation arrangements for the years ended December 31, 2022, and 2021, were not material to the financial statements.
Performance Stock Unit ("PSU") Activity
During the year ended December 31, 2022, the Company granted PSU awards that are subject to a one-year vesting requirement (based on continuous employment) and contain performance conditions based on certain performance metrics. The following table summarizes the activity related to the Company's PSUs for the year ended December 31, 2022:

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2021	—	$—
Granted	116,113	$15.74
Forfeited	(19,867)	$15.74
Balance, December 31, 2022	96,246	$15.74
As of December 31, 2022, total unamortized stock-based compensation cost related to unvested PSUs was $101 and the weighted-average period over which the compensation is expected to be recognized is less than one year. For the year ended December 31, 2022, the Company recognized $355 of total stock-based compensation expense for PSUs.
Stock Options
The vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and options may be exercised up to 10 years from the date of issuance.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The following table summarizes the stock option activity for the year ended December 31, 2022:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2021	720,549	$9.57	$2.21	7.37
Granted	4,250	$13.12	$12.95
Exercised	(8,283)	$9.01	$2.12
Cancelled	(8,720)	$9.33	$3.27
Forfeited	(37,770)	$11.42	$7.20
Outstanding as of December 31, 2022	670,026	$9.50	$2.05	5.25
Options exercisable as of December 31, 2022	599,439	$8.90	$1.46	5.00
Vested and expected to vest as of December 31, 2022	670,026	$9.50	$2.05	5.25
The following table summarizes the unvested stock option activity for the year ended December 31, 2022:

	Number	Weighted average grant date fair value
Unvested as of December 31, 2021	202,515	$5.04
Granted	4,250	$12.95
Vested	(98,408)	$3.14
Forfeited	(37,770)	$7.20
Unvested as of December 31, 2022	70,587	$7.02
The weighted average grant date fair value of stock options granted was $12.95 and $25.58 for the years ended December 31, 2022, and 2021, respectively. The total fair value of stock options vested for the years ended December 31, 2022, and 2021, was $309, and $412, respectively.
Since stock options represent equity awards of the Company, such awards are fair valued as of the grant date for the purposes of measurement and recognition under U.S. GAAP. To measure the fair value of an option, the Black-Scholes valuation model was utilized. The valuation model requires the input of highly subjective assumptions. For inputs into the Black-Scholes model, the expected volatility is based on historical implied volatility from recent stock option transactions at the time of grant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The Company has elected to use the “simplified method” to determine the expected term which is the midpoint between the vesting date and the end of the contractual term because it has insufficient history upon which to base an assumption about the term. The expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividends on its common stock. Inputs to the model were as follows for the periods indicated:

	Years ended December 31,
	2022	2021
Weighted average exercise price of common stock underlying the options	$13.12	$59.03
Volatility	200%	45%
Risk-free rate	2.8%	0.85%
Dividend yield	Nil	Nil
Expected term in years	6.0	6.0
For the years ended December 31, 2022, and 2021, respectively, the Company recognized $361 and $440 of total stock-based compensation expense for stock options. The total intrinsic value of options exercised was $82 and $7,448 for the

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, the total compensation cost related to unvested awards not yet recognized was $407 and the weighted-average period over which the compensation is expected to be recognized is 1.29 years.
13. INCOME TAXES
(Loss) income before tax was as follows:

	Years ended December 31,
	2022	2021
United States	$(235,215)	$(9,262)
Foreign	(56,643)	3,541
Loss before tax	$(291,858)	$(5,721)

Significant components of income tax (benefit) expense consist of the following:

	Years ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	100	72
Foreign	2,767	1,787
Total current expense	2,867	1,859

Deferred:
Federal	(8,689)	(18,275)
State	(2,980)	(1,962)
Foreign	2,359	(759)
Total deferred benefit	(9,310)	(20,996)
Total income tax benefit	$(6,443)	$(19,137)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The reconciliation of income tax computed at the U.S. federal statutory tax rates of 21% to income tax benefit consists of the following:

	Years ended December 31,
	2022	2021
Effective rate reconciliation
U.S. federal tax benefit at statutory rate	$(61,290)	$(1,201)
State income taxes, net	422	68
Permanent items	3,785	542
Goodwill impairment	23,170	—
Global intangible low-taxed income	—	972
Foreign rate differential	(443)	1,032
162(m) officers compensation	1,010	6,969
Share-based compensation	26	(8,118)
Deferred adjustments	770	67
Transaction costs	—	2,290
Other, net	2,410	(973)
Valuation allowance	23,697	(20,785)
Total income tax benefit	$(6,443)	$(19,137)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Deferred income tax assets and liabilities consist of the following:

	December 31,
	2022	2021
Deferred tax assets
Lease liabilities	$17,079	$11,714
Accrued expenses	1,453	1,215
Share-based compensation	865	460
Intangible assets	2,110	—
Net operating loss	31,425	19,543
Inventories	6,346	4,948
Interest expense	4,183	2,154
Other	1,130	1,243
Deferred tax assets	64,591	41,277
Valuation allowance	(39,293)	(14,892)
Total deferred tax assets	25,298	26,385

Deferred tax liabilities
Intangible assets	—	(17,526)
Property, plant and equipment	(10,216)	(2,518)
Operating lease right-of-use assets	(17,767)	(11,579)
Total deferred tax liabilities	(27,983)	(31,623)
Net deferred tax liability	$(2,685)	$(5,238)

Other long-term assets - deferred tax assets	$—	$393
Long-term deferred tax liabilities	(2,685)	(5,631)
Net deferred tax liability	$(2,685)	$(5,238)
As of December 31, 2022, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $107,100 and $80,800, respectively. The federal and state NOL carryforwards, if not utilized, will begin to expire in 2037 and 2027, respectively, and $93,400 of the federal losses are indefinite. As of December 31, 2021, the Company had federal and state NOL carryforwards of approximately $74,900 and $56,900, respectively. Foreign NOL carryforwards were approximately $15,900 and $1,000 at December 31, 2022, and 2021, respectively. The majority of the foreign NOLs have a 20 year carryforward period.
The Company determined the amount of its valuation allowance based on estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income by jurisdiction, and the impact of tax planning strategies. As of December 31, 2022, and 2021, the Company believes it is more-likely-than-not that it will not be able to realize its U.S. deferred tax assets and therefore has maintained a full valuation allowance against its U.S. deferred tax assets. The Company has also provided valuation allowances against certain foreign deferred tax assets.
The Company's effective tax rate differs from the U.S. federal statutory rate primarily due discrete tax benefits relating primarily to measurement period adjustments associated with 2021 acquisitions, the impairment of goodwill for certain 2021 acquisitions which was not deductible for U.S. tax purposes, increases in the Company's valuation allowance on U.S. deferred tax assets, and the establishment of a valuation allowance for Canadian deferred tax assets. In connection with the measurement period adjustments associated with 2021 acquisitions, the Company recorded a net deferred tax liability which provided an additional source of taxable income to support the realization of the pre-existing deferred tax assets. The Company's income tax benefit was partially offset by income taxes from certain foreign subsidiaries.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Carryforwards of NOLs are subject to possible limitation should a change in ownership occur, as defined by Internal Revenue Code Section 382. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% stockholders in any three-year period. The Company experienced an aggregate ownership change which exceeded the 50% threshold in connection with the Company's IPO, and future changes in stock ownership may occur. To the extent that the Company earns net taxable income, the Company's ability to use NOLs to offset such taxable income may be subject to limitations. The annual limitation resulting from the IPO ownership change is not expected to result in the expiration of the NOL carry forwards before utilization.
In 2022 and 2021, the Company did not record any liabilities related to uncertain tax positions. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2022, and 2021. The Company recognizes interest and penalties relating to unrecognized tax benefits as part of its income tax expense. The Company’s major filing jurisdictions are the United States and Canada. Due to the Company’s net operating loss carryforwards, the Company’s income tax returns remain subject to examination by federal, foreign and most state taxing authorities for all tax years.
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
Related party transactions—Hydrofarm Distribution Center
The Company leased a distribution center in Petaluma, California from entities in which a related party was a stockholder. For the year ended December 31, 2021, rent expense for the month-to-month lease totaled $639.
15. FAIR VALUE MEASUREMENTS
Contingent consideration, as described in Note 3 – Business Combinations, is measured at estimated fair value on a recurring basis and based on Level 3 fair value measurements. The fair value of the contingent consideration for the Heavy 16 and Aurora acquisitions was $200 and $16,834, respectively, as of December 31, 2021. The fair value of the contingent consideration for the Heavy 16 and Aurora acquisitions were both zero as of December 31, 2022, as the liabilities were paid during the year. The change in the fair value of contingent consideration during the years ended December 31, 2022, and 2021, was a benefit of $1,560 and $2,610, respectively, and was recognized in SG&A on the consolidated statements of operations for all periods presented. The valuation methodology and inputs used in the fair value measurement were disclosed in Note 3 – Business Combinations.
Nonrecurring fair value measurements include the Company’s goodwill impairment recognized during the year ended December 31, 2022, as determined based on unobservable Level 3 inputs. Refer to Note 4 – Goodwill and Intangible Assets, Net, for further discussion. The note receivable, as described in Note 2 – Basis of Presentation and Significant Accounting Policies, was measured at fair value on a nonrecurring basis. During the year ended December 31, 2022, the Company measured an impairment on the note receivable based on the estimated fair value of the collateral, which was considered a Level 3 fair value measurement. The Company recorded an impairment loss of $2,636 during the year ended December 31, 2022, recognized in Impairments on the consolidated statements of operations. The carrying value of the note receivable was

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
$475 and $3,111 as of December 31, 2022, and 2021, respectively. As of December 31, 2022, the note receivable was included in Other assets on the consolidated balance sheet.
The following table summarizes the fair value of the Company’s liabilities which are required to be remeasured to fair value on a recurring basis, as described above:

		December 31, 2022		December 31, 2021
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities
Contingent consideration:
Heavy 16 Acquisition	Level 3	—	—	200	200
Aurora Acquisition	Level 3	—	—	16,834	16,834
Other Fair Value Measurements
The following table summarizes the fair value of the Company’s assets and liabilities which are provided for disclosure purposes:

		December 31, 2022		December 31, 2021
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	21,291	21,291	26,607	26,607
Restricted cash	Level 1	—	—	1,777	1,777

Liabilities
Debt facilities
Term Loan	Level 2	123,750	105,188	125,000	121,250
Other debt	Level 3	2,064	2,064	2,805	2,805
The fair value of the Term Loan was estimated based on Level 2 fair value measurements and was based on bank quotes. The carrying amount of the Term Loan reported above excludes unamortized deferred financing costs and discount. The carrying amount of Other Debt was $2,064 and $2,805 as of December 31, 2022, and 2021, respectively, and was primarily comprised of finance lease obligations. The estimated fair value of Other Debt approximated its carrying value given the applicable interest rates and the nature of the security interest in the Company’s assets, which were considered Level 3 fair value measurements. Refer to Note 10 – Debt, for further discussion of the Company's debt facilities.
Cash, cash equivalents, and restricted cash included funds deposited in banks, and the carrying values approximated fair values due to their short-term maturities. The carrying values of other current assets and liabilities including accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their fair value due to their short-term maturities.
The Company did not have any transfers between Levels within the fair value hierarchy during years ended December 31, 2022, and 2021.
16. SUBSEQUENT EVENTS
In January 2023, Gotham Properties LLC, an Oregon limited liability company and a subsidiary of the Company (“Seller”), consummated a Purchase and Sale Agreement with J & D Property, LLC, a Nevada limited liability company (“Purchaser”) pursuant to which certain real property located in the City of Eugene, County of Lane, State of Oregon (the

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
“Eugene Property”) was sold to Purchaser for $8,598 and then leased back by Seller (the “Sale-Leaseback Transaction”). The new lease has a term of 15 years with annual rent starting at $731 and fixed increases to the final year when annual rent is $964. The Company is accounting for the transaction as a failed sale and leaseback which requires retaining the asset associated with the property and recognizing a corresponding financial liability for the cash received. The Eugene Property serves as the manufacturing and processing site for certain of the Company’s grow media and nutrient brands. The Company intends to reinvest the net cash proceeds into certain permitted investments in 2023, such as capital expenditures.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective for the period covered by this Annual Report on Form 10-K.
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
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Deloitte & Touche LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
The following table sets forth the name and position of each of our executive officers and directors as of March 9, 2023.

Name	Position
William Toler	Chairman of the Board and Chief Executive Officer
B. John Lindeman	Chief Financial Officer
Kevin O'Brien	Chief Accounting Officer
Mark Parker	Executive Vice President
Patrick Chung	Director
Susan P. Peters	Director, Chairperson of Compensation Committee
Renah Persofsky	Director, Chairperson of Nominating and Corporate Governance Committee
Richard D. Moss	Director, Chairperson of Audit Committee and Mergers and Acquisitions Committee
Melisa Denis	Director
William Toler, Chairman of the Board and Chief Executive Officer
Mr. Toler has served as our Chairman of our board of directors and Chief Executive Officer since January 1, 2019. Prior to joining Hydrofarm in 2019, Mr. Toler was the Chief Executive Officer of Hostess Brands, Inc. (Nasdaq: TWNK) (“Hostess”), a food and beverage company, from May 2014 to March 2018. Under his leadership, Hostess successfully re-established the iconic Hostess brand as a leader within the sweet baked goods category, returned the company to profitability and transitioned Hostess from a private to public company. Mr. Toler has over 35 years of executive leadership experience in supply chain management and consumer packaged goods, including previously having served as Chief Executive Officer of AdvancePierre Foods, from September 2008 to August 2013, and President of Pinnacle Foods. He has also held executive roles at Campbell Soup Company, Nabisco and Procter & Gamble. Mr. Toler served on the board of directors of Collier Creek Holdings from September 2018 to September 2020, Hostess Brands from May 2014 to March 2018, AdvancePierre Foods from 2008 to 2013 and Pinnacle Foods from 2007 to 2008. In addition, Mr. Toler has also served as a senior advisor at Oaktree Capital Management, an investment management firm, from September 2013 to April 2014. Mr. Toler holds a B.A. in Business Management and Economics from North Carolina State University.
B. John Lindeman, Chief Financial Officer
Mr. Lindeman has served as our Chief Financial Officer since March 2020. From August 2015 until assuming his current role at Hydrofarm in March 2020, Mr. Lindeman served as Chief Financial Officer and Corporate Secretary at Calavo Growers, Inc. (Nasdaq-GS: CVGW) (“Calavo”), a global avocado-industry leader and expanding provider of valued-added fresh food, where he was responsible for the finance, accounting, IT and human resource functions. Prior to joining Calavo, Mr. Lindeman held various leadership positions within the finance and investment banking industries, including serving as managing director at Sageworth Trust Company, a family office and private trust company, from March 2015 to July 2015, managing director and co-head of the consumer and retail group at Janney Montgomery Scott from August 2009 to March 2015, managing director at Stifel, Nicolaus & Co., Inc. from December 2005 to August 2009 and principal at Legg Mason from October 1999 to December 2005. Prior to joining Legg Mason, he was a Manager at PricewaterhouseCoopers LLP from August 1996 to October 1999. Mr. Lindeman has also served as a director of Utz Brands, Inc. (NYSE: UTZ) since September 2020. Mr. Lindeman is a Chartered Financial Analyst and holds a B.S. in Business Administration from the University of Mary Washington.
Kevin O’Brien, Chief Accounting Officer
Mr. O’Brien has served as our Chief Accounting Officer since March 2022. Prior to joining Hydrofarm, Mr. O’Brien served as the Chief Accounting Officer of CPI Card Group Inc. (Nasdaq: PMTS) since April 2018. Mr. O’Brien previously served as the Director of Corporate Accounting and SEC Reporting at the same company from March 2016 until April 2018. Mr. O’Brien has 20 years of accounting experience, including serving as a Senior Audit Manager at Deloitte & Touche LLP. Mr. O’Brien is a Colorado Certified Public Accountant and received a Bachelor of Science in Business with an Emphasis in Accounting from University of Colorado and a Master of Science with an Emphasis in Accounting from the same institution.
Mark Parker, Executive Vice President
Mr. Parker has served as our Executive Vice President since February 2022. Mr. Parker has over 30 years of experience in sales and marketing, and leading complex integration projects in multiple industries, in particular with consumer packaging goods. From May 2019 until February 2022, Mr. Parker served as our Senior Vice President of Business Development. Prior to joining Hydrofarm Mr. Parker was the founder and Chief Executive Officer of iQ Solutions, where he spent nine years assisting organizations in commercialization efforts focused on sales and marketing. Mr. Parker also previously served as Senior Vice President of Trade Marketing, U.S. Soup Division, for Campbell Soup Company (CPB, NYSE), where he introduced innovative initiatives as “Soup to Go” (convenience in a package) and iQ Shelf, an in-store approach to simplify consumer shopping experience and drive mutual share growth. Mr. Parker holds a B.S. in Economics from Wingate University.
Susan P. Peters, Director
Ms. Peters has served as our director since November 10, 2020. Previously, she was the Senior Vice President of Human Resources for General Electric Company (“GE”) from July 2013 until December 2017 after which she retired following 38 years of service. In her role as Chief Human Resource Officer (“CHRO”), Ms. Peters was a member of GE’s senior leadership team. From 2001 to 2007 Ms. Peters served as GE’s Vice President of Executive Development and served as Chief Learning Officer since 2007. In her role as the CHRO, Ms. Peters oversaw all aspects of the Human Resource function for GE’s workforce of approximately 325,000 employees in 175 countries. She was responsible for all of GE’s talent acquisition, talent development, learning, compensation and benefits, payroll, union relations, and security. Approximately 5,000 human resource employees worked under her leadership. Ms. Peters was first appointed as an officer at GE in 1997. Ms. Peters was a founding member of the GE Women’s Network and was also a member of the GE Foundation Board and the GE Pension Board. Ms. Peters also served on the National Board of Directors of Girl Scouts of the USA from 2008 until 2017. She is currently a member of the Loews Corporation (NYSE) board of directors. Ms. Peters received her B.A. from St. Mary’s College, Notre Dame and her Masters in Education from the University of Virginia. Ms. Peters was selected to serve on our board of directors because of her expertise in leadership and development and her experience serving as an officer of a global industrial company.
Patrick Chung, Director
Mr. Chung has served as our director since November 10, 2020. Mr. Chung currently serves as the Vice President of Finance at Serruya Private Equity Inc., which he joined in March 2018. In his role as Vice President, Mr. Chung oversees financial reporting and asset management for the fund, leads the real estate investments team, and plays a strategic role in the growth of investee companies. Previously, Mr. Chung was the Director of Finance for Inside Edge Properties Ltd. from March 2017 to March 2018. From January 2015 to March 2017, Mr. Chung served as the Assistant Manager of Finance Advisory for Deloitte. Prior to January 2015, Mr. Chung served as an Associate of Risk Assurance Services at PricewaterhouseCoopers Canada. In December 2015, Mr. Chung was designated as a Chartered Professional Accountant (“CPA”) by the Chartered Professional Accountants of Ontario. Mr. Chung received his Bachelor of Accounting and Finance and Minor in Economics from the University of Waterloo in December 2011 and his Masters of Accounting from the University of Waterloo in August 2012.
Renah Persofsky, Director
Ms. Persofsky has served as our director since November 10, 2020. Ms. Persofsky has over 40 years of business experience. Ms. Persofsky has served as the Chief Executive Officer of Strajectory Corp. since 2010 and as an executive consultant of Canadian Imperial Bank of Commerce since 2011. Ms. Persofsky served as the Chairwoman of BookJane Inc. from October 2016 to December 2021, a director of Tilray Brands, Inc. (f/k/a Aphria Inc.) since October 2017 and the Vice Chairwoman and Lead Director since October 2019, the Chairwoman of Green Gruff Inc. since July 2019, a director of Alkemy since April 2021 and a director of Greenlane Holdings (Nasdaq: GNLN) since April 2022. Ms. Persofsky has also previously served as an executive consultant to many iconic brands including Tim Hortons, Canadian Tire, Canada Post and Interac, and was an executive officer of the Bank of Montreal. Ms. Persofsky previously co-chaired the Canadian Minister’s Advisory Committee on Electronic Commerce, as well as served as a special advisor to the Minister of Foreign Affairs and Trade. Ms. Persofsky received her degree from the Rotman School of Management at the University of Toronto.

Richard D. Moss, Director
Mr. Moss has served as our director since November 10, 2020. Mr. Moss served as Chief Financial Officer of Hanesbrands Inc., a leading Fortune 500 apparel company, from October 2011 until October 2017, after which he served in an advisory role at Hanesbrands until his retirement on December 31, 2017. Prior to his appointment as Chief Financial Officer, Mr. Moss led several key financial functions, including treasury and tax, at Hanesbrands from 2006 to 2011. From 2002 to 2005, Mr. Moss served as Vice President and Chief Financial Officer of Chattem Inc., a leading marketer and manufacturer of branded over-the-counter health-care products, toiletries and dietary supplements. Mr. Moss also previously served as a senior advisor to Nexo Capital Partners from January 2018 until December 2020. Mr. Moss has served as a director of Winnebago Industries, Inc., a leading U.S. recreational vehicle manufacturer since February 2017, and has served as a director of Nature’s Sunshine Products, Inc. since May 2018. Mr. Moss received a B.A. and an M.B.A. from Brigham Young University.
Melisa Denis, Director
Ms. Denis has served as our director since November 20, 2020. Ms. Denis is currently President of Miracle Pointe Development, a real estate development company. Ms. Denis previously served as a partner at KPMG from 1998 to October 2020, including as National Tax Leader for Consumer Goods and as the leader of the Consumer and Industrial Market for Dallas. Ms. Denis has served as a member of the Board of Regents for the University of North Texas System since January 2020, an advisory board member of Women Corporate Directors since 2011, and a board member of Enactus, a global non-profit, since 2019. Ms. Denis is a Certified Public Accountant and received her degree in accounting and her Masters of accounting and tax from the University of North Texas.
Item 11.         EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

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

10.5
Third Amendment and Joinder to Credit Agreement, dated as of August 23, 2022, by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, Field 16, LLC, Aurora Innovations, LLC, Innovative Growers Equipment, Inc., Manufacturing & Supply Chain Services, Inc., Hydrofarm Investment Corp., Hydrofarm Holdings LLC, EHH Holdings LLC, Sunblaster LLC, Hydrofarm Canada, LLC, Sunblaster Holdings ULC, Eddi’s Wholesale Garden Supplies Ltd., House & Garden Holdings, LLC, Gotham Properties LLC, Aurora International, LLC, Aurora Peat Products ULC, Greenstar Plant Products Inc., Innovative AG Installation, Inc., Innovative Racking Systems, Inc., Innovative Shipping Solutions, Inc., Innovative Growers Equipment Canada, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-39773), filed with the SEC on November 09, 2022).

10.6
Fourth Amendment to Credit Agreement and Limited Consent and Waiver, dated December 22, 2022, by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, Field 16, LLC, Aurora Innovations, LLC, Innovative Growers Equipment, Inc., Manufacturing & Supply Chain Services, Inc., Hydrofarm Investment Corp., Hydrofarm Holdings LLC, EHH Holdings, LLC, Sunblaster LLC, Hydrofarm Canada, LLC, Sunblaster Holdings ULC, Eddi’s Wholesale Garden Supplies Ltd., House & Garden Holdings, LLC, Gotham Properties LLC, Aurora International, LLC, Aurora Peat Products ULC, Greenstar Plant Products Inc., Innovative Ag Installation, Inc., Innovative Racking Systems, Inc., Innovative Shipping Solutions, Inc., Innovative Growers Equipment Canada, Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39773), filed with the SEC on December 29, 2022).

10.7+
Credit and Guaranty Agreement, dated as of October 25, 2021, by and among Hydrofarm Holdings Group, Inc., the other credit parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).

10.8**
Employment Agreement, dated January 1, 2019, by and between Hydrofarm Holdings Group, Inc. and William Toler (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.9**
Offer Letter, dated February 26, 2020, by and between Hydrofarm Holdings Group, Inc. and B. John Lindeman (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.10**
Hydrofarm Holdings Group, Inc. 2018 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.11**
Form of Hydrofarm Holdings Group, Inc. 2018 Equity Incentive Plan Stock Option Grant Notice (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.12**
Hydrofarm Holdings Group, Inc. 2019 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.13**
Form of Hydrofarm Holdings Group, Inc. 2019 Equity Incentive Plan Stock Option Grant Notice (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

Exhibit	Description

10.14	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).
10.15**	Form of Restricted Stock Unit Award Agreement under the 2020 Employee, Director and Consultant Equity Incentive Plan.
10.16**	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021)
21.1*	Subsidiaries of Hydrofarm Holdings Group Inc.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Hydrofarm Holdings Group, Inc.

Date: March 9, 2023	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ William Toler	Chief Executive Officer and Chairman of the Board	March 9, 2023
William Toler	(Principal Executive Officer)

/s/ B. John Lindeman	Chief Financial Officer	March 9, 2023
B. John Lindeman	(Principal Financial Officer)

/s/ Kevin O'Brien	Chief Accounting Officer	March 9, 2023
Kevin O'Brien	(Principal Accounting Officer)

/s/ Susan Peters		March 9, 2023
Susan Peters	Director

/s/ Patrick Chung		March 9, 2023
Patrick Chung	Director

/s/ Renah Persofsky		March 9, 2023
Renah Persofsky	Director

/s/ Richard D. Moss		March 9, 2023
Richard D. Moss	Director

/s/ Melisa Denis		March 9, 2023
Melisa Denis	Director