Form 10-Q
period 2023-03-31
HYDROFARM HOLDINGS GROUP, INC.
filed 2023-05-10
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 30, 2023, the registrant had 45,367,678 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$18,703	$21,291
Accounts receivable, net	22,601	17,227
Inventories	103,430	111,398
Prepaid expenses and other current assets	6,104	5,032
Total current assets	150,838	154,948
Property, plant and equipment, net	50,989	51,135
Operating lease right-of-use assets	61,155	65,265
Intangible assets, net	294,348	300,366
Other assets	1,927	1,845
Total assets	$559,257	$573,559
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,232	$13,633
Accrued expenses and other current liabilities	10,116	13,208
Deferred revenue	2,539	3,654
Current portion of operating lease liabilities	8,967	9,099
Current portion of finance lease liabilities	1,012	704
Current portion of long-term debt	1,367	1,307
Total current liabilities	37,233	41,605
Long-term operating lease liabilities	53,879	56,299
Long-term finance lease liabilities	9,426	1,200
Long-term debt	117,363	117,461
Deferred tax liabilities	2,685	2,685
Other long-term liabilities	4,468	4,428
Total liabilities	225,054	223,678
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 45,362,276 and 45,197,249 shares issued and outstanding at March 31, 2023, and December 31, 2022, respectively)	5	5
Additional paid-in capital	784,101	783,042
Accumulated other comprehensive loss	(7,123)	(7,235)
Accumulated deficit	(442,780)	(425,931)
Total stockholders’ equity	334,203	349,881
Total liabilities and stockholders’ equity	$559,257	$573,559
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2023	2022
Net sales	$62,178	$111,377
Cost of goods sold	50,797	94,771
Gross profit	11,381	16,606
Operating expenses:
Selling, general and administrative	24,431	40,247
Impairments	—	2,756
Loss from operations	(13,050)	(26,397)
Interest expense	(3,692)	(2,366)
Other income (expense), net	40	(102)
Loss before tax	(16,702)	(28,865)
Income tax (expense) benefit	(147)	5,569
Net loss	$(16,849)	$(23,296)

Net loss per share:
Basic	$(0.37)	$(0.52)
Diluted	$(0.37)	$(0.52)
Weighted-average shares of common stock outstanding:
Basic	45,263,822	44,718,510
Diluted	45,263,822	44,718,510
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2023	2022
Net loss	$(16,849)	$(23,296)
Other comprehensive loss:
Foreign currency translation gain	112	2,184
Total comprehensive loss	$(16,737)	$(21,112)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	44,618,357	$4	$777,074	$(1,382)	$(140,516)	$635,180
Common stock issued upon exercise of options	7,765	—	70	—	—	70
Issuance of common stock for vesting of stock awards	278,002	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(81,357)	—	(1,589)	—	—	(1,589)
Issuance of common stock under cashless warrant exercise	99	—	—	—	—	—
Stock-based compensation expense	—	—	2,908	—	—	2,908
Net loss	—	—	—	—	(23,296)	(23,296)
Foreign currency translation gain	—	—	—	2,184	—	2,184
Balance, March 31, 2022	44,822,866	$4	$778,463	$802	$(163,812)	$615,457

Balance, January 1, 2023	45,197,249	$5	$783,042	$(7,235)	$(425,931)	$349,881
Issuance of common stock for vesting of stock awards	237,333	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(72,306)	—	(123)	—	—	(123)
Stock-based compensation expense	—	—	1,182	—	—	1,182
Net loss	—	—	—	—	(16,849)	(16,849)
Foreign currency translation gain	—	—	—	112	—	112
Balance, March 31, 2023	45,362,276	$5	$784,101	$(7,123)	$(442,780)	$334,203
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
(Page 1 of 2)

	Three months ended March 31,
	2023	2022
Operating activities
Net loss	$(16,849)	$(23,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	8,007	16,941
(Benefit from) provision for doubtful accounts	(247)	166
Provision for inventory obsolescence	704	3,229
Restructuring expenses	327	—
Stock-based compensation expense	1,182	2,908
Non-cash operating lease expense	2,948	2,261
Impairment charges	—	2,756
Change in fair value of contingent consideration	—	(1,560)
Deferred income tax benefit	—	(4,586)
Other	456	92
Changes in assets and liabilities:
Accounts receivable	(5,141)	(6,834)
Inventories	7,321	(143)
Prepaid expenses and other current assets	(699)	(2,315)
Other assets	(188)	(90)
Accounts payable	(346)	10,454
Accrued expenses and other current liabilities	(3,139)	(1,208)
Deferred revenue	(1,116)	(7,159)
Lease liabilities	(2,166)	(1,750)
Other long-term liabilities	(4)	(21)
Net cash used in operating activities	(8,950)	(10,155)
Continued on next page
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
(Page 2 of 2)

	Three months ended March 31,
	2023	2022
Investing activities
Business combinations, net of cash and cash equivalents	—	190
Capital expenditures of property, plant and equipment	(1,653)	(2,470)
Other	51	(105)
Net cash used in investing activities	(1,602)	(2,385)
Financing activities
Proceeds from Sale-Leaseback Transaction	8,598	—
Borrowings under revolving credit facilities	169	420
Repayments of revolving credit facilities	(116)	(397)
Repayments of Term Loan	(312)	(313)
Payment of withholding tax related to stock awards	(123)	(1,559)
Other	(257)	(104)
Net cash from (used in) financing activities	7,959	(1,953)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	43
Net decrease in cash, cash equivalents and restricted cash	(2,588)	(14,450)
Cash, cash equivalents and restricted cash at beginning of period	21,291	28,384
Cash, cash equivalents and restricted cash at end of period	$18,703	$13,934

Non-cash investing and financing activities
Right-of-use assets (relinquished) acquired under operating lease obligations	$(1,103)	$10,991
Assets acquired under finance lease obligations	185	—
Supplemental information
Cash paid for interest	3,401	2,081
Cash paid for income taxes	180	2,710

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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and, in the opinion of management, reflect all normal and recurring adjustments which are necessary for the fair statement of the Company’s financial information. The Company reclassified balances of $704 and $1,200 as of December 31, 2022, previously reported in "Current portion of long-term debt" and "Long-term debt", respectively, into "Current portion of finance lease liabilities" and "Long-term finance lease liabilities", respectively, on consolidated balance sheet as of December 31, 2022, to conform to the current period presentation. The Company made reclassifications to the condensed consolidated statement of cash flows for the prior period to conform with the current period presentation. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements of the Company, which is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report"). These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2022 Annual Report.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include provisions for sales returns, rebates and claims from customers, realization of accounts receivable and inventories, fair value of assets acquired and liabilities assumed for business combinations, valuation of intangible assets, estimated useful lives of long-lived assets, incremental borrowing rate applied in lease accounting, valuation of stock-based compensation, recognition of deferred income taxes, recognition of liabilities related to commitments and contingencies and valuation allowances. Actual results may differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information available.
Business combinations
Acquisitions of businesses are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value, which is calculated as the sum of the acquisition date fair values of the assets transferred,

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
liabilities incurred to the former owners of the acquiree, and the equity interests issued in exchange for control of the acquiree. Acquisition related costs are recognized in net loss as incurred.
When the consideration transferred in a business combination includes assets or liabilities resulting from a contingent consideration arrangement, the contingent consideration is measured at its acquisition date fair value and included as part of the consideration transferred in a business combination. Contingent consideration is established for business acquisitions where the Company has the obligation to transfer additional assets or equity interests to the former owners if specified future events occur or conditions are met. Contingent consideration is classified as a liability when the obligation requires settlement in cash or other assets and is classified as equity when the obligation requires settlement in the Company's own equity instruments. Changes in the fair value of the contingent consideration that qualify as measurement period adjustments are adjusted retrospectively, with a corresponding adjustment to goodwill. Measurement period adjustments are adjustments that arise from additional information obtained during the measurement period (which cannot exceed one year from the acquisition date) about facts and circumstances that existed at the acquisition date. All other subsequent changes in the fair value of contingent consideration classified as a liability are included in net loss in the period. Changes in the fair value of contingent consideration classified as equity are not recognized. During 2022, the Company settled contingent consideration for certain acquisitions that were completed in 2021. Refer to Note 14 – Fair Value Measurements, for further discussion of the contingent consideration.
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
If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, the Company reports provisional amounts for the items for which the accounting is incomplete. Those provisional amounts are adjusted during the measurement period, or additional assets or liabilities are recognized, to reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that time. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to net loss.
During 2021, the Company completed five acquisitions of branded manufacturers of CEA products, resulting in a significant expansion of its portfolio of proprietary branded products and manufacturing capabilities. The 2021 acquisitions included (i) Heavy 16, a manufacturer of plant nutrients and additives, in May 2021; (ii) House & Garden, a manufacturer of plant nutrients and additives, in June 2021; (iii) Aurora Innovations, a manufacturer of soil, grow media, plant nutrients and additives, in July 2021; (iv) Greenstar Plant Products, a manufacturer of plant nutrients and additives, in August 2021; and (v) Innovative Growers Equipment, a manufacturer of horticultural benches, racks and grow lights, in November 2021. The Company finalized the determination of its allocation of the purchase price relating to the acquisitions during 2022.
During the three months ended March 31, 2022, the Company evaluated and adjusted the useful lives of certain intangible assets associated with entities that were acquired during 2021. In addition, the Company determined that the preliminary allocation of assets acquired related to indefinite lived trade names have a finite useful life because the expected usefulness of the trade names is limited. As a result of these adjustments to the provisional amounts, the Company recorded $5,894 of additional amortization expense during the three months ended March 31, 2022, which related to amortization expense that would have been recorded in the previous reporting period from the acquisition date through December 31, 2021. The intangible assets were assigned estimated useful lives as follows: (i) customer relationships: 7 to 12 years, (ii) technology, formulations and recipes: 8 to 12 years, (iii) computer software: 3 years, and (iv) trade names and trademarks: 15 to 20 years.
Restructuring
The Company began a restructuring plan during the three months ended December 31, 2022, and undertook significant actions to streamline operations, reduce costs and improve efficiencies. The major initiatives of the restructuring plan include (i) narrowing the Company's product and brand portfolio and (ii) the relocation and consolidation of certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach. The Company's

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
strategic product consolidation entails removing approximately one-third of all products and one-fifth of all brands relating to the Company's primary product portfolio, which excludes the garden center business in Canada.
During the three months ended March 31, 2023, the Company recorded pre-tax expense of $1,411 relating primarily to the relocation and termination of certain facilities in Canada, which are primarily cash charges. The Company incurred $327 of non-cash charges during the three months ended March 31, 2023, relating to asset dispositions and write-downs. The Company recorded $1,237 of restructuring related charges within Cost of goods sold and $174 within Selling, general and administrative expenses on the consolidated statements of operations for the three months ended March 31, 2023. The following table presents the activity in accrued expenses and other current liabilities for restructuring costs for the three months ended March 31, 2023:

	December 31, 2022	Expense	Cash Payments	March 31, 2023
Restructuring accruals	$696	1,084	(1,156)	$624

The Company estimates it will incur additional restructuring charges of approximately $900 primarily during the second quarter of 2023. The amounts the Company will ultimately realize or disburse could differ from these estimates. Total costs incurred since the restructuring plan commenced in the fourth quarter of 2022 are (i) $6,790 relating to inventory markdowns and (ii) $2,308 relating primarily to the relocation and termination of certain facilities in Canada.
Segment and entity-wide information
Segment information
The Company's chief operating decision maker is the chief executive officer ("CEO") who reviews financial information for the purposes of making operating decisions, assessing financial performance, and allocating resources. The business is organized as two operating segments, the United States and Canada, which meet the criteria for aggregation, and the Company has elected to present them as one reportable segment, which is the distribution and manufacture of CEA equipment and supplies. Aggregation is based on similarities which include the nature of its products, production or acquisition of inventory, customer base, fulfillment and distribution and economic characteristics.
Since the Company operates as one reportable segment, all required segment financial information is found in the condensed consolidated financial statements and footnotes with entity-wide disclosures presented below.
Entity-wide information
Sales to external customers and property, plant and equipment, and operating lease right-of-use assets, net in the United States and Canada, determined by the location of the subsidiaries, are shown below. Other foreign locations, which are immaterial, individually and in the aggregate, are included in the United States below.

	Three months ended March 31,
	2023	2022
United States	$47,749	$92,858
Canada	15,019	21,502
Intersegment eliminations	(590)	(2,983)
Total consolidated net sales	$62,178	$111,377

	March 31, 2023	December 31, 2022
United States	$78,082	$80,380
Canada	34,062	36,020
Total property, plant and equipment, net and operating lease right-of-use assets	$112,144	$116,400
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
The Company measures certain non-financial assets and liabilities, including long-lived assets, intangible assets and goodwill, at fair value on a nonrecurring basis. The fair value of contingent consideration was classified within level 3 of the fair value hierarchy.
Inventories
Inventories consist of finished goods, work-in-process, and raw materials used in manufacturing products. Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. The Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold or otherwise disposed. If inventory is sold, any related reserves would be reversed in the period of sale. During the year ended December 31, 2022, the Company estimated inventory markdowns relating to restructuring charges based upon current and anticipated demand, customer preferences, business strategies, and market conditions including management's actions with respect to inventory products and brands being removed from our portfolio. Hydrofarm's strategic product consolidation entails removing approximately one-third of all products and one-fifth of all brands relating to our primary product portfolio.
Note receivable and Investment
In 2019, the Company executed a note receivable secured by equipment to a third-party, the terms of which were amended and restated during the first quarter of 2021. The note receivable provided for interest and installment payments to the Company, and full maturity of the note in 2024. During the first quarter of 2022, the third-party defaulted on interest payments, and the Company measured an impairment on the note receivable based on the estimated fair value of the collateral. The Company recorded an impairment loss of $2,636 during the three months ended March 31, 2022, in Impairments on the condensed consolidated statements of operations. As of December 31, 2022, the note receivable carrying value was $475 and it was classified in Other assets on the condensed consolidated balance sheet. During the three months ended March 31, 2023, the Company agreed to forgive the note receivable in exchange for interest in a third-party equity investment with a cost basis of $475, which is reported within Other assets on the condensed consolidated balance sheet.
Revenue recognition
The Company follows Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers (“ASC 606”) which requires that revenue recognized from contracts with customers be disaggregated into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company has determined that revenue is generated from one category, which is the distribution and manufacture of CEA equipment and supplies.

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
The amount billed to customers for shipping and handling costs included in net sales was $2,568 and $3,879 during the three months ended March 31, 2023, and 2022, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits reported within deferred revenue in the condensed consolidated balance sheets, totaled $2,539 and $3,654 as of March 31, 2023, and December 31, 2022, respectively. There are no significant financing components. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
Income taxes
The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to-date amount for the prior period.
Recent accounting pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the FASB. There were no ASUs that were assessed and determined to be applicable or expected to have a material impact on the Company's condensed consolidated financial statements.
3. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Primarily due to a sustained decline in the Company's market value of common stock and market conditions, the Company identified a triggering event requiring a test for impairment as of June 30, 2022. The Company completed its goodwill impairment testing and recorded an impairment charge of $189,572 as the test determined that the carrying value of the U.S. and Canada reporting units was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the U.S. and Canada caused by macroeconomic and industry conditions.
The Company determined the fair value of the U.S. and Canada reporting units based on an income approach, using the present value of future discounted cash flows, and based on a market approach. The fair values were reconciled to the market value of common stock of Hydrofarm to corroborate the estimates used in the interim test for impairment. Significant estimates used to determine fair value include the weighted average cost of capital, financial forecasts, and pricing multiples derived from publicly-traded companies that are comparable to the reporting units. Refer to Note 14 – Fair Value Measurements, for further discussion of valuation inputs. The changes in goodwill are as follows:

Goodwill
Balance at December 31, 2021	$204,868
Acquisition - IGE Entities - measurement period adjustments	(22,542)
Acquisition - all others - remeasurement adjustments and foreign currency translation adjustments, net	1,012
Balance at March 31, 2022	$183,338

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Intangible assets, net
Intangible assets, net comprised the following:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$9,425	$(8,041)	$1,384	$9,408	$(7,976)	$1,432
Customer relationship	99,947	(26,374)	73,573	99,933	(24,533)	75,400
Technology, formulations and recipes	114,191	(17,790)	96,401	114,187	(15,344)	98,843
Trade names and trademarks	131,421	(11,725)	119,696	131,410	(10,052)	121,358
Other	4,780	(4,287)	493	4,778	(4,246)	532
Total finite-lived intangible assets, net	359,764	(68,217)	291,547	359,716	(62,151)	297,565
Indefinite-lived intangible asset:
Trade name	2,801	—	2,801	2,801	—	2,801
Total Intangible assets, net	$362,565	$(68,217)	$294,348	$362,517	$(62,151)	$300,366
Amortization expense related to intangible assets was $6,045 and $14,746 for the three months ended March 31, 2023 and 2022, respectively. The following are the estimated useful lives and the weighted-average amortization period as of March 31, 2023, for the major classes of finite-lived intangible assets:

	Useful lives	Weighted-average amortization period
Computer software	5 years	3 years
Customer relationships	7 to 18 years	11 years
Technology, formulations and recipes	8 to 12 years	10 years
Trade names and trademarks	15 to 20 years	18 years
The estimated aggregate future amortization expense for intangible assets subject to amortization as of March 31, 2023, is summarized below:

Estimated Future Amortization Expense
For the period of April 1, 2023 to December 31, 2023	$18,397
Year ending December 31,
2024	24,413
2025	24,342
2026	24,044
2027	23,859
Thereafter	176,492
Total	$291,547

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
4. EARNINGS (LOSS) PER COMMON SHARE (“EPS”)
Basic EPS is computed using net income (loss) divided by the weighted-average number of common shares outstanding during each period, excluding unvested restricted stock units (“RSUs”) and performance stock units ("PSUs").
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
The following table presents information necessary to calculate basic and diluted EPS for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net loss	$(16,849)	$(23,296)
Weighted-average shares of common stock outstanding	45,263,822	44,718,510
Dilutive effect of warrants and share based compensation awards using the treasury stock method	—	—
Diluted weighted-average shares of common stock outstanding	45,263,822	44,718,510
Basic EPS	$(0.37)	$(0.52)
Diluted EPS	$(0.37)	$(0.52)
The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential shares of common stock as their inclusion would have an anti-dilutive effect on diluted EPS:

	Three Months Ended March 31,
	2023	2022
Shares subject to warrants outstanding	17,669	17,669
Shares subject to unvested performance based and restricted stock units	2,048,606	1,234,857
Shares subject to stock options outstanding	658,296	696,071
5. ACCOUNTS RECEIVABLE, NET, AND INVENTORIES
Accounts receivable, net comprised the following:

	March 31, 2023	December 31, 2022
Trade accounts receivable	$22,907	$18,204
Allowance for doubtful accounts	(1,164)	(1,556)
Other receivables	858	579
Total accounts receivable, net	$22,601	$17,227

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Inventories comprised the following:

	March 31, 2023	December 31, 2022
Finished goods	$75,795	$83,134
Work-in-process	5,163	5,403
Raw materials	35,594	38,558
Allowance for inventory obsolescence	(13,122)	(15,697)
Total inventories	$103,430	$111,398
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
6. LEASES
The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2038. Also, the Company leases some equipment under finance leases. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 20 years. However, these options are generally not reflected in the calculation of the right-of-use assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company incurred operating lease costs of $3,647 and $2,597, during the three months ended March 31, 2023, and March 31, 2022, respectively. These costs are included primarily within SG&A in the condensed consolidated statements of operations.
The Company has operating subleases which have been accounted for by reference to the underlying asset subject to the lease, primarily as an offset to rent expense within SG&A. For the three months ended March 31, 2023, and March 31, 2022, the Company recorded sublease income of $642 and $314, respectively.
In January 2023, Gotham Properties LLC, an Oregon limited liability company and a subsidiary of the Company (“Seller”), consummated a Purchase and Sale Agreement with J & D Property, LLC, a Nevada limited liability company (“Purchaser”) pursuant to which certain real property located in the City of Eugene, County of Lane, State of Oregon (the “Eugene Property”) was sold to Purchaser for $8,598 and then leased back by Seller (the “Sale-Leaseback Transaction”). The new lease has a term of 15 years with annual rent starting at $731 and fixed increases to the final year when annual rent is $964. The Company is accounting for the transaction as a failed sale-leaseback which requires retaining the asset associated with the property and recognizing a corresponding financial liability for the cash received. The Eugene Property serves as the manufacturing and processing site for certain of the Company’s grow media and nutrient brands. The Company intends to reinvest the net cash proceeds into certain permitted investments in 2023, such as capital expenditures.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Total right-of-use ("ROU") assets and lease liabilities were as follows:

	Balance Sheet Classification	March 31, 2023	December 31, 2022
Lease assets
Operating lease assets	Operating lease right-of-use assets	$61,155	$65,265
Finance lease assets	Property, plant and equipment, net	10,405	2,005
Total lease assets		$71,560	$67,270

Lease liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$8,967	$9,099
Finance leases	Current portion of finance lease liabilities	1,012	704
Noncurrent:
Operating leases	Long-term operating lease liabilities	53,879	56,299
Finance leases	Long-term finance lease liabilities	9,426	1,200
Total lease liabilities		$73,284	$67,302
The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with remaining terms greater than one year as of March 31, 2023, are as follows:

	Operating	Finance
For the period of April 1, 2023 to December 31, 2023	$8,665	$1,145
Year ending December 31,
2024	10,642	1,441
2025	10,364	1,303
2026	9,179	851
2027	8,940	853
2028	8,385	805
Thereafter	16,809	8,037
Total lease payments	72,984	14,435
Less portion representing interest	(10,138)	(3,997)
Total principal	62,846	10,438
Less current portion	(8,967)	(1,012)
Long-term portion	$53,879	$9,426

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net comprised the following:

	March 31, 2023	December 31, 2022
Machinery and equipment	27,681	27,832
Peat bogs and related development	11,475	10,761
Building and improvements	9,927	9,920
Land	6,204	6,107
Furniture and fixtures	3,922	3,921
Computer equipment	3,405	3,337
Leasehold improvements	4,535	4,177
Gross property, plant and equipment	67,149	66,055
Less: accumulated depreciation	(16,160)	(14,920)
Total property, plant and equipment, net	$50,989	$51,135
Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,962 and $2,195 for the three months ended March 31, 2023, and 2022, respectively.
As of March 31, 2023, Land, Building and improvements, Computer equipment and Machinery and equipment contain finance leases assets, recorded at cost of $12,920, less accumulated depreciation of $2,515. As of December 31, 2022, Computer equipment and Machinery and equipment contains finance leases assets, recorded at cost of $3,128, less accumulated depreciation of $1,123. The increase is in finance lease assets primarily relates to the Sale-Leaseback Transaction.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	March 31, 2023	December 31, 2022
Accrued compensation and benefits	$2,747	$2,522
Freight, custom and duty accrual	735	1,022
Goods in transit accrual	787	1,172
Income tax accrual	—	451
Other accrued liabilities	5,847	8,041
Total accrued expenses and other current liabilities	$10,116	$13,208

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
9. DEBT
Debt is comprised of the following:

	March 31, 2023	December 31, 2022
Term loan - net of unamortized discount and deferred financing costs of $4,924 and $5,142 as of March 31, 2023, and December 31, 2022, respectively	$118,514	$118,608
Other	216	160
Total debt	$118,730	$118,768

Current portion of long-term debt	$1,367	$1,307
Long-term debt - net of unamortized discount and deferred financing costs of $4,924 and $5,142 as of March 31, 2023, and December 31, 2022, respectively	117,363	117,461
Total debt	$118,730	$118,768
Term Loan
On October 25, 2021, the Company and certain of its direct and indirect subsidiaries (the "Obligors") entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which the Company borrowed a $125,000 senior secured term loan (“Term Loan”). The Term Loan bears interest at LIBOR (with a 1.0% floor) plus 5.50%, or an alternative base rate (with a 2.0% floor), plus 4.50%, and is subject to a call premium of 2% in year one, 1% in year two, and 0% thereafter, and matures on October 25, 2028 ("Maturity Date"). Deferred financing costs totaled $6,190 at the inception of the Term Loan, and are being amortized to interest expense over the term of the loan. For the three months ended March 31, 2023, the effective interest rate was 10.97% and interest expense was $3,347, which includes amortization of deferred financing costs and discount of $218.
The principal amounts of the Term Loan are required to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) selling assets that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. There were no such mandatory prepayments made since inception of the Term Loan. As of March 31, 2023, and December 31, 2022, the outstanding principal balance on the Term Loan was $123,438 and $123,750, respectively.
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants, and the Company was in compliance with all requirements as of March 31, 2023. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company.
Revolving Credit Facility
On March 29, 2021, the Obligors entered into a Senior Secured Revolving Credit Facility (the "Revolving Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders from time to time party thereto. The Revolving Credit Facility is due on June 30, 2026, or any earlier date on which the revolving commitments are reduced to zero.
The Revolving Credit Facility originally had a borrowing limit of $50,000. On August 31, 2021, the Obligors entered into an amendment (the "First Amendment") to increase their original borrowing limit to $100,000. In connection with the First Amendment, the Company's previously acquired subsidiaries became party to the Revolving Credit Facility as either borrowers or as guarantors. On October 25, 2021, the Company and its subsidiaries entered into a second amendment (the “Second Amendment”), with JPMorgan Chase Bank, N.A., pursuant to which the parties consented to the Term Loan described above, and made certain conforming changes to comport with the Term Loan provisions. The Revolving Credit Facility was further amended by a third amendment and joinder dated August 23, 2022, (the “Third Amendment”) pursuant to which several previously acquired subsidiaries became parties to the Revolving Credit Facility and granted liens on their assets. On December 22, 2022, the Company entered into a fourth amendment (the “Fourth Amendment”) pursuant to which a sale-leaseback

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
transaction was permitted, and certain other changes were made, including a reduction of the maximum commitment amount under the Revolving Credit Facility from $100,000 to $75,000 and transitioning the LIBOR based rates to SOFR based rates. On March 31, 2023, the Company and certain of its subsidiaries entered into an amendment (the “Fifth Amendment”) pursuant to which the maturity date was extended to June 30, 2026, the maximum commitment amount under the Revolving Credit Facility was reduced to $55,000, and the interest rate on borrowings was revised to various spreads, based on the Company's fixed charge coverage ratio.
The unamortized debt issuance costs were $686 as of March 31, 2023, and are included in other assets in the condensed consolidated balance sheets. Debt issuance costs are being amortized to interest expense over the term of the Revolving Credit Facility.
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
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability (as defined in the Revolving Credit Facility documents) is less than an amount equal to 10% of the Aggregate Revolving Commitment (currently $55,000), the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability is more than 10% of the Aggregate Revolving Commitment for thirty consecutive days. In order to consummate permitted acquisitions or to make restricted payments, the Company would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated. As of March 31, 2023, the Company is in compliance with the covenants contained in the Revolving Credit Facility.
The Revolving Credit Facility provides for various interest rate options including the Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the CB Floating Rate, the Adjusted Daily Simple SOFR, the CBFR, the Canadian Prime Rate, or the CDOR Rate. The rates that use SOFR as the reference rate (Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the Adjusted Daily Simple SOFR and the CBFR rate) use the Term SOFR Rate plus 1.95%. Each rate has a 0.0% floor. A fee of 0.25% per annum is charged for available but unused borrowings.
As of March 31, 2023, and December 31, 2022, the Company had zero borrowed under the facility. As of March 31, 2023, the Company would be able to borrow approximately $39 million under the Revolving Credit Facility, before the Company would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
Other Debt
Other debt of $216 and $160 as of March 31, 2023, and December 31, 2022, respectively, was primarily comprised of a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Aggregate future principal payments
As of March 31, 2023, the aggregate future principal payments under long-term debt are as follows:

Debt
For the period of April 1, 2023 to December 31, 2023	$1,055
Year ending December 31,
2024	1,269
2025	1,269
2026	1,269
2027	1,270
2028	117,522
Total	$123,654
10. STOCKHOLDERS’ EQUITY
Common stock
Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the Board. As of March 31, 2023, there were 45,362,276 shares outstanding and 300,000,000 shares authorized.
Warrants
On July 19, 2021, the Company completed the redemption ("Redemption") of certain of its outstanding warrants (the "Investor Warrants") that were issued in connection with a private placement of units (the "private placement"), each consisting of a share of common stock and a warrant to purchase an additional one-half (1/2) shares of common stock. In connection with the private placement, the Company agreed to engage the placement agent (the "Placement Agent") as the Company's warrant solicitation agent in the event the Investor Warrants were called for Redemption. The Company agreed to pay a warrant solicitation fee to the Placement Agent equal to five percent of the amount of net cash proceeds solicited by the Placement Agent upon the exercise of certain Investor Warrants following such call for Redemption. As of March 31, 2023, and December 31, 2022, respectively, there were no Investor Warrants outstanding. In connection with the private placement, the Placement Agent was issued warrants (the “placement agent warrants”) which will expire on December 14, 2023.
As of March 31, 2023, the following table summarizes the outstanding placement agent warrants:

	Number of Warrants	Exercise Price
Placement agent warrants	11,662	$8.43
Placement agent warrants	6,007	$16.86
Total	17,669	$11.30

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
As of December 31, 2022, the following table summarizes the outstanding placement agent warrants:

	Number of Warrants	Exercise Price
Placement agent warrants	11,662	$8.43
Placement agent warrants	6,007	$16.86
Total	17,669	$11.30
11. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of March 31, 2023, a total of 1,989,274 shares are available for grant under the 2020 Plan.
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
Restricted Stock Unit ("RSU") Activity
RSUs granted to certain executives, employees and members of the Board of Directors expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into shares of the Company's common stock. The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the three months ended March 31, 2023, the Company granted RSU awards

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
that are expected to vest with two equal vesting tranches, which are scheduled to occur on October 31, 2023, and October 31, 2024.
The award granted to a former member of the Board (the "former Board member") in July 2020, and modified in November 2020, contained a market-based vesting condition based on the traded value of shares of the Company’s common stock following the IPO over a specific time frame. For this award, the market condition was factored into its fair value. The fair value of the award, at the modification date, was $3,180, all of which was recorded as stock-based compensation expense upon the IPO. In July 2021, the market-based vesting condition for this award was satisfied and 148,315 RSUs of the former Board member vested. The remaining 111,236 unvested RSUs met the time-based vesting conditions during the year ended December 31, 2022, and vested at that time. No additional awards with market-based conditions have been granted.
The following table summarizes the activity related to the Company's RSUs for the three months ended March 31, 2023. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the three months ended March 31, 2023:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2022	992,633	$8.57
Granted	173,411	$1.73
Vested	(211,439)	$10.14
Forfeited	(42,376)	$11.03
Balance, March 31, 2023	912,229	$6.80
As of March 31, 2023, total unamortized stock-based compensation cost related to unvested RSUs was $4,752 and the weighted-average period over which the compensation is expected to be recognized is 1.21 years. For the three months ended March 31, 2023, the Company recognized $1,001, of total stock-based compensation expense for RSUs. As of March 31, 2023, there were 6,357 RSUs which had previously vested, but were not yet issued due to the recipients' elections to defer the awards.
Performance Stock Unit ("PSU") Activity
During the three months ended March 31, 2023, the Company granted PSU awards that are subject to a one-year vesting requirement (based on continuous employment) and contain performance conditions based on certain performance metrics. The following table summarizes the activity related to the Company's PSUs for the three months ended March 31, 2023:

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2022	96,246	$15.74
Granted	1,141,543	$1.77
Vested	(25,894)	$15.74
Forfeited	(75,518)	$14.78
Balance, March 31, 2023	1,136,377	$1.77
During the three months ended March 31, 2023, the PSU forfeitures were primarily due to performance conditions that were not satisfied. As of March 31, 2023, total unamortized stock-based compensation cost related to unvested PSUs was $1,967 and the weighted-average period over which the compensation is expected to be recognized is less than one-year. For the three months ended March 31, 2023, the Company recognized $97 of total stock-based compensation expense for PSUs.
Stock Options
The vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and options may be exercised up to 10 years from the date of issuance.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
There were no stock options granted or exercised during the three months ended March 31, 2023. The following table summarizes the stock option activity for the three months ended March 31, 2023:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2022	670,026	$9.50	$2.05	5.25
Cancelled	(11,162)	$10.19	$4.10
Forfeited	(568)	$10.05	$4.03
Outstanding as of March 31, 2023	658,296	$9.50	$2.07	4.62
Options exercisable as of March 31, 2023	601,494	$8.87	$1.40	4.41
Vested and expected to vest as of March 31, 2023	658,296	$9.50	$2.07	4.62
The following table summarizes the unvested stock option activity for the three months ended March 31, 2023:

	Number	Weighted average grant date fair value
Unvested as of December 31, 2022	70,587	$7.02
Vested	(13,217)	$1.13
Forfeited	(568)	$4.03
Unvested as of March 31, 2023	56,802	$9.08
As of March 31, 2023, total compensation cost related to unvested awards not yet recognized was $357 and the weighted-average period over which the compensation is expected to be recognized is 1.26 years. For the three months ended March 31, 2023, the Company recognized $84 of total stock-based compensation expense for stock options.
12. INCOME TAXES
The Company recorded an income tax expense of $147 for the three months ended March 31, 2023, representing an effective income tax rate of (0.9)%. The Company’s effective tax rate for the three months ended March 31, 2023, differs from the federal statutory rate of 21% primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets in the U.S. and most foreign jurisdictions. The tax expense for the three months ended March 31, 2023, was primarily due to foreign tax expense.
The Company recorded an income tax benefit of $5,569 for the three months ended March 31, 2022, representing an effective income tax rate of 19.3%. The Company’s effective tax rate for the three months ended March 31, 2022 differs from the federal statutory rate primarily as a result of a reduction in the valuation allowance recorded against the Company's net deferred tax assets due to the acquisition of certain entities which had an income tax rate benefit of 23.4%. As described in Note 2 – Basis of Presentation and Significant Accounting Policies, the Company determined that the preliminary allocation of assets acquired related to indefinite lived trade names have a finite useful life, and, as a result of adjusting this provisional amount, the Company recorded a reduction to the valuation allowance which resulted in an income tax benefit.
13. COMMITMENTS AND CONTINGENCIES
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
14. FAIR VALUE MEASUREMENTS
Recurring
Contingent consideration, as described under the heading Business combinations in Note 2 – Basis of Presentation and Significant Accounting Policies, was measured at estimated fair value on a recurring basis and based on Level 3 fair value measurements. The fair value of the contingent consideration for the Heavy 16 and Aurora acquisitions was $200 and $16,834, respectively, as of December 31, 2021. There was no change in the fair value of the contingent consideration for the Heavy 16 acquisition during the three months ended March 31, 2022, and it was subsequently paid in April 2022. The change in the fair value of contingent consideration for the Aurora acquisition was a benefit of $1,560, during the three months ended March 31, 2022, and was recognized in SG&A on the condensed consolidated statements of operations during that period. The value of the contingent consideration was $15,274 as of March 31, 2022, and was subsequently paid in July 2022. As of March 31, 2023, and December 31, 2022, the Company had no remaining unsettled contingent consideration relating to the Company's five acquisitions from 2021.
Nonrecurring
Nonrecurring fair value measurements include the Company’s goodwill impairment recognized during the three months ended June 30, 2022, as determined based on unobservable Level 3 inputs. Refer to Note 3 – Goodwill and Intangible Assets, Net, for further discussion.
The note receivable, as described in Note 2 – Basis of Presentation and Significant Accounting Policies, was measured at fair value on a nonrecurring basis. During the three months ended March 31, 2022, the Company measured an impairment on the note receivable based on the estimated fair value of the collateral, which was considered a Level 3 fair value measurement. The carrying value of the note receivable was $3,111 as of December 31, 2021. The Company recorded an impairment loss of $2,636 during the three months ended March 31, 2022, recognized in Impairments on the condensed consolidated statements of operations. The carrying value of the note receivable was $475 as of December 31, 2022. As of December 31, 2022, the note receivable was included in other assets on the consolidated balance sheet.
Other Fair Value Measurements
The following table summarizes the fair value of the Company’s assets and liabilities which are provided for disclosure purposes:

		March 31, 2023		December 31, 2022
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	18,703	18,703	21,291	21,291

Liabilities
Finance leases	Level 3	10,438	10,438	1,904	1,904
Term Loan	Level 2	123,438	107,391	123,750	105,188

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Cash and cash equivalents included funds deposited in banks, and the carrying values approximated fair values due to their short-term maturities. The carrying values of other current assets and liabilities including accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their fair value due to their short-term maturities.
The carrying amount of finance leases was $10,438 and $1,904 as of March 31, 2023, and December 31, 2022, respectively. The estimated fair value of finance leases approximated its carrying value given the applicable interest rates and the nature of the security interest in the Company’s assets, which were considered Level 3 fair value measurements. The fair value of the Term Loan was estimated based on Level 2 fair value measurements and was based on bank quotes. The carrying amount of the Term Loan reported above excludes unamortized deferred financing costs and discount. Refer to Note 6 – Leases and Note 9 – Debt, for further discussion of the Company's finance leases and Term Loan, respectively.
The Company did not have any transfers between Levels within the fair value hierarchy during the periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited and unaudited consolidated financial statements and the notes contained elsewhere in this Quarterly Report on Form 10-Q and our 2022 Annual Report. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in “Risk Factors” in our 2022 Annual Report. See “Special Note Regarding Forward-Looking Statements.”
Company Overview
We are a leading independent manufacturer and distributor of controlled environment agriculture ("CEA") equipment and supplies, including a broad portfolio of our own innovative proprietary branded products. We primarily serve the U.S. and Canadian markets, and believe we are one of the leading competitors in these markets in an otherwise highly fragmented industry. For over 40 years, we have helped growers make growing easier and more productive. Our mission is to empower growers, farmers and cultivators with products that enable greater quality, efficiency, consistency, and speed in their grow projects.
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
Market Conditions
We experienced adverse financial results throughout 2022 and continuing into the three months ended March 31, 2023, which we believe is primarily a result of an agricultural oversupply impacting our market. This has led to a reduction in our profitability, as compared to prior periods, and losses from operations. These market conditions continue to negatively impact our business and results of operations, and the extent to which this will continue is uncertain and difficult to predict at this time.
In connection with our previously disclosed evaluation of our facility footprint and product and brand portfolio, we began a restructuring plan during the three months ended December 31, 2022. We undertook significant actions to streamline our operations, reduce costs and improve efficiencies during the industry recession. Our major initiatives include (i) narrowing our product and brand portfolio and (ii) relocating and consolidating certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach. We are focusing commercial sales on competencies and product assortment gained from our recent acquisitions. During three months ended March 31, 2023, we recorded pre-tax charges of $1.4 million relating primarily to the relocation and termination of certain facilities in Canada, the majority of which are cash charges primarily recorded within Cost of goods sold on the consolidated statements of operations.
We plan to incur approximately $0.9 million of additional charges in the remainder of 2023, which we expect to be primarily cash, associated with the execution of our restructuring plan. We expect to be substantially complete with our restructuring plan, as currently designed, in the second quarter of 2023. We are monitoring the aforementioned market conditions and impact on our net sales and profitability, and we may execute a second phase of our restructuring plan in 2023 and incur additional costs. Our strategic product consolidation entailed removing approximately one-third of all products and one-fifth of all brands relating to our primary product portfolio, which excluded our garden center business in Canada. We expect the restructuring and related actions to result in cost savings of approximately $7.0 million on an annualized basis. The amounts the Company will ultimately realize or disburse could differ from these estimates.
As of June 30, 2022, primarily due to a sustained decline in the market value of our common stock and the market conditions described above, we identified a triggering event requiring a test for goodwill impairment. We completed our goodwill impairment testing and recorded an impairment charge of $189.6 million as the test determined that the carrying value of the goodwill reporting units of U.S. and Canada was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the U.S. and Canada caused by macroeconomic and industry conditions. We also review intangible assets with finite lives and indefinite lives for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We did not identify a triggering event requiring a test for impairment during the remainder of 2022, or the three months ended March 31, 2023.
In connection with the goodwill impairment analysis performed as of June 30, 2022, we determined the fair value of the U.S. and Canada reporting units based on an income approach, using the present value of future discounted cash flows, and based on a market approach. The fair values were reconciled to the market value of our common stock to corroborate the estimates used in the interim test for impairment. The fair value determinations were a reflection of recent sales declines we have experienced, which we believe are primarily a result of an agricultural oversupply impacting our market, and a reduction to our profitability and loss from operations. These market conditions continued to negatively impact our business and results of operations during the remainder of 2022, and the three months ended March 31, 2023.
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
Results of Operations—Comparison of three months ended March 31, 2023 and 2022
The following table sets forth our unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2023, and 2022, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended March 31,
	2023		2022		Period change
Net sales	$62,178	100.0%	$111,377	100.0%	$(49,199)	-44.2%
Cost of goods sold	50,797	81.7%	94,771	85.1%	(43,974)	-46.4%
Gross profit	11,381	18.3%	16,606	14.9%	(5,225)	-31.5%
Operating expenses:
Selling, general and administrative	24,431	39.3%	40,247	36.1%	(15,816)	-39.3%
Impairments	—	0.0%	2,756	2.5%	(2,756)	-100.0
Loss from operations	(13,050)	-21.0%	(26,397)	-23.7%	13,347	50.6%
Interest expense	(3,692)	-5.9%	(2,366)	-2.1%	(1,326)	-56.0%
Other income (expense), net	40	0.1%	(102)	-0.1%	142	139.2%
Loss before tax	(16,702)	-26.9%	(28,865)	-25.9%	12,163	42.1%
Income tax (expense) benefit	(147)	-0.2%	5,569	5.0%	(5,716)	-102.6%
Net loss	$(16,849)	-27.1%	$(23,296)	-20.9%	$6,447	27.7%

Net sales
Net sales for the three months ended March 31, 2023, were $62.2 million, a decrease of $49.2 million, or 44.2% compared to the same period in 2022.
The 44.2% decrease in net sales for the three months ended March 31, 2023, as compared to the same period in 2022, was due to a 42.5% decline in volume of products sold, a 1.1% decrease in price and mix of products sold, and a 0.6% decline from unfavorable foreign exchange rates. The decrease in volume of products sold was primarily related to the aforementioned oversupply in the cannabis industry. The reduction in price was mainly due to lower prices on specific previously reserved lighting products. The decrease in foreign exchange related to strength in the U.S. Dollar relative to the Canadian Dollar.
Gross profit
Gross profit for the three months ended March 31, 2023, was $11.4 million, a decrease of $5.2 million, or 31.5%, compared to the same period in 2022.
The decrease in gross profit for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily related to the aforementioned decrease in net sales. Our gross profit margin percentage (gross profit as a percent of net sales) increased to 18.3% for the three months ended March 31, 2023, from 14.9% in the same period in 2022. The prior year period's gross profit margin percentage was negatively impacted by acquisition expenses of $3.9 million and an increase in inventory allowances of $3.2 million. Additionally, during the three months ended March 31, 2023, we also realized a larger proportion of higher-margin proprietary brand sales and improved productivity, both of which contributed to the increase in gross profit margin from the prior year period. The gross profit margin percentage increase was partially offset by restructuring costs of $1.2 million and higher freight and labor costs as percentage of net sales in the current year.
Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2023, were $24.4 million, a decrease of $15.8 million compared to the same period in 2022.
The $15.8 million decrease in SG&A expenses for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily related to a $8.7 million decline in amortization expenses as the prior year period included additional amortization expense due to adjustments to the useful lives of intangible assets, as described in Note 2 – Basis of Presentation and Significant Accounting Policies. Additionally, SG&A decreased in the three months ended March 31, 2023, by $7.2 million due to lower expenses in several areas, including as a result of our cost saving and restructuring initiatives: (i) a $2.3 million decrease in salaries and benefits, including severance, (ii) a $1.9 million decrease in non-cash compensation (iii) a $1.1 million decrease in costs associated with the relocation of certain of our distribution centers incurred last year (iv) a $1.0 million decrease in acquisition and integration expenses, (v) a $0.5 million decrease in professional and outside services, and (vi) a $0.4 million decrease in bad debt expense.
Impairments
The Company recorded impairment charges of zero and $2.8 million for the three months ended March 31, 2023, and 2022, respectively. The impairment charge during the three months ended March 31, 2022, primarily pertained to a note receivable after the third-party defaulted on interest payments, and the Company measured an impairment on the note receivable based on the estimated fair value of the collateral, as described in Note 2 – Basis of Presentation and Significant Accounting Policies and Note 14 – Fair Value Measurements.
Interest expense
Interest expense for the three months ended March 31, 2023, was $3.7 million, an increase of $1.3 million compared to the same period in the prior year. The increase was due to higher variable interest rates on our Term Loan.
Other income (expense), net
Other income for the three months ended March 31, 2023, was $40 thousand, and Other expense was $102 thousand for the three months ended March 31, 2022. The Other income for the three months ended March 31, 2023 was primarily driven by interest income, partially offset by foreign currency exchange rate losses.

Income tax (expense) benefit
We recorded an income tax expense of $0.1 million for the three months ended March 31, 2023, representing an effective income tax rate of (0.9)%. Our effective tax rate for the three months ended March 31, 2023, differs from the federal statutory rate of 21% primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets in the U.S. and most foreign jurisdictions.  The tax expense for the three months ended March 31, 2023, was primarily due to foreign tax expense.
We recorded an income tax benefit of $5.6 million for the three months ended March 31, 2022, representing an effective income tax rate of 19.3%. Our effective tax rate for the three months ended March 31, 2022, differs from the federal statutory rate primarily as a result of a reduction in the valuation allowance recorded against the our net deferred tax assets, due to the acquisition of certain entities which had an income tax rate benefit of 23.4%.
Liquidity and Capital Resources
Cash Flow from Operating, Investing, and Financing Activities
Comparison of the three months ended March 31, 2023, and March 31, 2022
The following table summarizes our cash flows for the three months ended March 31, 2023, and 2022 (amounts in thousands):

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(8,950)	$(10,155)
Net cash used in investing activities	(1,602)	(2,385)
Net cash from (used in) financing activities	7,959	(1,953)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	43
Net decrease in cash, cash equivalents and restricted cash	(2,588)	(14,450)
Cash, cash equivalents and restricted cash at beginning of period	21,291	28,384
Cash, cash equivalents and restricted cash at end of period	$18,703	$13,934
Operating Activities
Net cash used in operating activities was $9.0 million for the three months ended March 31, 2023, primarily due to a net loss of $16.8 million, partially offset by net non-cash items. Additionally, we had a $5.5 million net cash usage for working capital. This was primarily due to an increase of $5.1 million in accounts receivable, net, and decreases of $3.1 million of accrued expenses and other current liabilities, $2.2 million of lease liabilities, and $1.1 million in deferred revenue, partially offset by a decrease of $7.3 million in inventories.
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
Investing Activities
Net cash used in investing activities was $1.6 million and $2.4 million for the three months ended March 31, 2023, and March 31, 2022, respectively, primarily due to capital expenditures of property, plant and equipment.
Financing Activities
Net cash from financing activities was $8.0 million for the three months ended March 31, 2023, primarily driven by $8.6 million of proceeds from the Sale-Leaseback Transaction.
Net cash used in financing activities was $2.0 million for the three months ended March 31, 2022, primarily driven by payments of $1.6 million related to employee withholding tax in connection with the vesting of stock awards.

Availability and Use of Cash
Our ability to make investments in our business, service our debt and maintain strong liquidity will depend upon our ability to generate excess operating cash flows through our operating subsidiaries. We believe that our cash flows from operating activities, combined with current cash levels and borrowing availability under the Revolving Credit Facility, will be adequate to support our ongoing operations, to fund debt service requirements, capital expenditures, lease obligations and working capital needs through the next twelve months of operations. However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Item 1A. Risk Factors included in our 2022 Annual Report on Form 10-K.
In January 2023, Gotham Properties LLC, an Oregon limited liability company and our subsidiary (“Seller”), consummated a Purchase and Sale Agreement with J & D Property, LLC, a Nevada limited liability company (“Purchaser”) pursuant to which certain real property located in the City of Eugene, County of Lane, State of Oregon (the “Eugene Property”) was sold to Purchaser for $8.6 million and then leased back by Seller. The new lease has a term of 15 years with annual rent starting at approximately $0.7 million and increases to the final year when annual rent is approximately $1.0 million. The Eugene Property serves as the manufacturing and processing site for certain of our grow media and nutrient brands. We intend to reinvest the net cash proceeds into certain permitted investments in 2023, such as capital expenditures.
If necessary, we believe that we could supplement our cash position through additional sale-leasebacks, asset sales and equity financing. We believe it is prudent to be prepared if required and, accordingly, continue to be engaged in the process of evaluating and preparing to implement one or more of the aforementioned activities.
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
The principal amounts of the Term Loan are scheduled to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date of October 25, 2028.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. We were in compliance with all debt covenants as of March 31, 2023. The Term Loan is secured by a first lien on our non-working capital assets and a second lien on our working capital assets.
Revolving Credit Facility
On March 29, 2021, we entered into the Revolving Credit Facility, which provided for a borrowing limit of $50 million. The Revolving Credit Facility was amended by the First Amendment dated August 31, 2021, which increased the revolving line of credit by an additional $50 million for an aggregate borrowing limit of $100 million. The Revolving Credit Facility was further amended by the Second Amendment dated October 25, 2021 which, among other things, permitted the incurrence of the Term Loan and made certain other changes including subordinating its liens on non-working capital assets to the obligations under the Term Loan. The Revolving Credit Facility was further amended by the Third Amendment and Joinder dated August 23, 2022, pursuant to which several previously acquired subsidiaries became parties to the Revolving Credit Facility and granted liens on their assets. On December 22, 2022, the Company entered into the Fourth Amendment pursuant to which a sale-leaseback transaction was permitted, and certain other changes were made, including a reduction of the maximum commitment amount under the Revolving Credit Facility from $100 million to $75 million and transitioning the LIBOR based rates to SOFR based rates. On March 31, 2023, the Company and certain of its subsidiaries entered into the Fifth Amendment, pursuant to which the maturity date was extended to June 30, 2026, the maximum commitment amount under the Revolving Credit Facility was reduced to $55 million, and the interest rate on borrowings was revised to various spreads, based on the Company's fixed charge coverage ratio.
The Revolving Credit Facility provides for various interest rate options including the Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the CB Floating Rate, the Adjusted Daily Simple SOFR, the CBFR, the Canadian Prime Rate, or the CDOR Rate. The rates that use SOFR as the reference rate (Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the Adjusted Daily Simple SOFR and the CBFR rate) use the Term SOFR Rate plus 1.95%. Each rate has a 0.0% floor. A fee of 0.25% per annum is charged for available but unused borrowings. Our obligations under the Revolving Credit Facility are secured by a first priority lien (subject to certain permitted liens) in substantially all of our and our subsidiaries' respective personal property assets pursuant to the terms of a U.S. and Canadian Pledge and Security Agreement dated March 29, 2021 and other security documents, as amended to include additional subsidiaries.
The Revolving Credit Facility maintains certain reporting requirements, affirmative covenants, negative covenants and financial covenants. A certain financial covenant becomes applicable in the event that our excess availability under the Revolving Credit Facility is less than an amount equal to 10% of the Aggregate Revolving Commitment (currently $55 million) and would require us to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis.
In order to consummate permitted acquisitions or to make restricted payments, the Company would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated.
We were in compliance with all debt covenants as of March 31, 2023. As of March 31, 2023, approximately $39 million was available to borrow under the undrawn Revolving Credit Facility, before the Company would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
As of March 31, 2023, and December 31, 2022, the Company had zero borrowed under the Revolving Credit Facility.
Cash and cash equivalents
The cash and cash equivalents balances of $18.7 million and $21.3 million at March 31, 2023, and December 31, 2022, respectively, included $7.7 million and $7.3 million, respectively, held by foreign subsidiaries.
Material Cash Requirements
Our material cash requirements include interest payments on our long-term debt, operating lease payments, and purchase obligations to support our operations. Refer to Part I, Item 1, Financial Statements, Note 9 – Debt, Note 6 – Leases, and Note 13 – Commitments and Contingencies for details relating to our material cash requirements for debt, our leasing arrangements, including future maturities of our operating lease liabilities, and purchase obligations, respectively.
From time to time in the normal course of business, we will enter into agreements with suppliers which provide favorable pricing in return for a commitment to purchase minimum amounts of inventory over a defined time period.
Critical Accounting Policies and Estimates
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our critical accounting policies and estimates are identified in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our most recently filed Form 10-K and include the discussion of estimates used in goodwill and indefinite lived intangible assets, long-lived assets, and inventory valuation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements included in this Form 10-Q, and actual results could differ materially from the amounts reported.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risk has been interest rate, foreign currency and inflation risk. We do not have material exposure to commodity risk.
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of March 31, 2023, we had $123.4 million of Term Loan debt that is subject to variable interest rates that are based on London interbank offered rate (“LIBOR”) or an alternate base rate. Refer to Part I, Item 1, Financial Statements, Note 9 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of March 31, 2023, our interest expense on the variable-rate debt would increase by an average of $1.1 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while LIBOR changes regularly. We do not currently hedge our interest rate risks, but may determine to do so in the future. See Item 1A, "Risk Factors" in our 2022 Annual Report —We may be adversely impacted by the transition from LIBOR to SOFR as a reference rate.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.
ITEM 1A. RISK FACTORS
For a discussion of risk factors, please read Item 1A, "Risk Factors" in our 2022 Annual Report. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been the following material changes with respect to such risk factors.
Failures at financial institutions at which we maintain or deposit funds, or at which parties with whom we conduct business maintain funds, could adversely affect us.
We deposit funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") Limit of $250,000. Recently there has been significant volatility and instability among banks and financial institutions. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and for a period of time, customers of the bank did not have access to their funds and there was uncertainty as to when, if at all, customers would have access to funds in excess of the FDIC insured amounts. Should a financial institution at which deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through FDIC coverage or otherwise, or the timing of any recovery. In addition, if any parties with whom we conduct business are unable to access funds pursuant to arrangements with their financial institution, such parties' ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit	Description

10.1
Fifth Amendment to Credit Agreement, dated March 31, 2023, by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, Field 16, LLC, Innovative Growers Equipment, Inc., Manufacturing & Supply Chain Services, Inc., Hydrofarm Investment Corp., Hydrofarm Holdings LLC, EHH Holdings, LLC, Sunblaster LLC, Hydrofarm Canada, LLC, Sunblaster Holdings ULC, Eddi’s Wholesale Garden Supplies Ltd., House & Garden Holdings, LLC, Gotham Properties LLC, Aurora International, LLC, Aurora Peat Products ULC, Greenstar Plant Products Inc., Innovative AG Installation, Inc., Innovative Racking Systems, Inc., Innovative Shipping Solutions, Inc., Innovative Growers Equipment Canada, Inc., JPMorgan Chase Bank, N.A., as lender, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2023).

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

Hydrofarm Holdings Group, Inc.

Date: May 10, 2023	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer
(Principal Financial Officer)