Form 10-Q
period 2023-06-30
HYDROFARM HOLDINGS GROUP, INC.
filed 2023-08-09
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2023, the registrant had 45,546,289 shares of common stock, $0.0001 par value per share, outstanding.

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
•our liquidity;
•our ability to meet the continued listing standards of Nasdaq;
•our restructuring activities may increase our expenses and cash expenditures, and may not have the intended cost saving effects;
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
•the results of our acquisitions and strategic alliances;

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
•our ability to attract and retain key employees;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$26,682	$21,291
Accounts receivable, net	18,209	17,227
Inventories	95,120	111,398
Prepaid expenses and other current assets	5,952	5,032
Total current assets	145,963	154,948
Property, plant and equipment, net	50,403	51,135
Operating lease right-of-use assets	59,407	65,265
Intangible assets, net	288,606	300,366
Other assets	1,852	1,845
Total assets	$546,231	$573,559
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,394	$13,633
Accrued expenses and other current liabilities	9,546	13,208
Deferred revenue	2,370	3,654
Current portion of operating lease liabilities	8,888	9,099
Current portion of finance lease liabilities	993	704
Current portion of long-term debt	1,450	1,307
Total current liabilities	35,641	41,605
Long-term operating lease liabilities	52,321	56,299
Long-term finance lease liabilities	9,193	1,200
Long-term debt	117,266	117,461
Deferred tax liabilities	2,686	2,685
Other long-term liabilities	4,566	4,428
Total liabilities	221,673	223,678
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 45,540,217 and 45,197,249 shares issued and outstanding at June 30, 2023, and December 31, 2022, respectively)	5	5
Additional paid-in capital	785,893	783,042
Accumulated other comprehensive loss	(5,695)	(7,235)
Accumulated deficit	(455,645)	(425,931)
Total stockholders’ equity	324,558	349,881
Total liabilities and stockholders’ equity	$546,231	$573,559
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales	$63,051	$97,508	$125,229	$208,885
Cost of goods sold	48,578	90,169	99,375	184,940
Gross profit	14,473	7,339	25,854	23,945
Operating expenses:
Selling, general and administrative	23,468	25,974	47,899	66,221
Impairments	—	189,572	—	192,328
Loss from operations	(8,995)	(208,207)	(22,045)	(234,604)
Interest expense	(3,768)	(2,424)	(7,460)	(4,790)
Other (expense) income, net	(420)	458	(380)	356
Loss before tax	(13,183)	(210,173)	(29,885)	(239,038)
Income tax benefit	318	6,861	171	12,430
Net loss	$(12,865)	$(203,312)	$(29,714)	$(226,608)

Net loss per share:
Basic	$(0.28)	$(4.53)	$(0.66)	$(5.06)
Diluted	$(0.28)	$(4.53)	$(0.66)	$(5.06)
Weighted-average shares of common stock outstanding:
Basic	45,412,627	44,910,193	45,338,636	44,814,881
Diluted	45,412,627	44,910,193	45,338,636	44,814,881
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(12,865)	$(203,312)	$(29,714)	$(226,608)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	1,428	(4,355)	$1,540	$(2,171)
Total comprehensive loss	$(11,437)	$(207,667)	$(28,174)	$(228,779)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2022	44,822,866	$4	$778,463	$802	$(163,812)	$615,457
Common stock issued upon exercise of options	518	—	5	—	—	5
Issuance of common stock for vesting of stock awards	262,176	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(73,908)	—	(630)	—	—	(630)
Stock-based compensation expense	—	—	2,073	—	—	2,073
Net loss	—	—	—	—	(203,312)	(203,312)
Foreign currency translation loss	—	—	—	(4,355)	—	(4,355)
Balance, June 30, 2022	45,011,652	$4	$779,911	$(3,553)	$(367,124)	$409,238

Balance, March 31, 2023	45,362,276	$5	$784,101	$(7,123)	$(442,780)	$334,203
Issuance of common stock for vesting of stock awards	200,994	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(23,053)	—	(25)	—	—	(25)
Stock-based compensation expense	—	—	1,817	—	—	1,817
Net loss	—	—	—	—	(12,865)	(12,865)
Foreign currency translation gain	—	—	—	1,428	—	1,428
Balance, June 30, 2023	45,540,217	$5	$785,893	$(5,695)	$(455,645)	$324,558
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	44,618,357	$4	$777,074	$(1,382)	$(140,516)	$635,180
Common stock issued upon exercise of options	8,283	—	75	—	—	75
Issuance of common stock for vesting of stock awards	540,178	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(155,265)	—	(2,219)	—	—	(2,219)
Issuance of common stock under cashless warrant exercise	99	—	—	—	—	—
Stock-based compensation expense	—	—	4,981	—	—	4,981
Net loss	—	—	—	—	(226,608)	(226,608)
Foreign currency translation loss	—	—	—	(2,171)	—	(2,171)
Balance, June 30, 2022	45,011,652	$4	$779,911	$(3,553)	$(367,124)	$409,238

Balance, January 1, 2023	45,197,249	$5	$783,042	$(7,235)	$(425,931)	$349,881
Issuance of common stock for vesting of stock awards	438,327	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(95,359)	—	(148)	—	—	(148)
Stock-based compensation expense	—	—	2,999	—	—	2,999
Net loss	—	—	—	—	(29,714)	(29,714)
Foreign currency translation gain	—	—	—	1,540	—	1,540
Balance, June 30, 2023	45,540,217	$5	$785,893	$(5,695)	$(455,645)	$324,558
The accompanying notes are an integral part of the condensed consolidated financial statements

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
(Page 1 of 2)

	Six months ended June 30,
	2023	2022
Operating activities
Net loss	$(29,714)	$(226,608)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	16,257	24,776
Provision for doubtful accounts	9	81
Provision for inventory obsolescence	964	13,443
Restructuring expenses	744	—
Stock-based compensation expense	2,999	4,981
Non-cash operating lease expense	5,407	4,804
Impairment charges	—	192,328
Change in fair value of contingent consideration	—	(1,560)
Deferred income tax benefit	—	(12,430)
Other	744	294
Changes in assets and liabilities:
Accounts receivable	(897)	6,182
Inventories	15,437	21,301
Prepaid expenses and other current assets	(406)	(814)
Other assets	(188)	(118)
Accounts payable	(1,209)	(2,893)
Accrued expenses and other current liabilities	(3,261)	(6,381)
Deferred revenue	(1,323)	(6,708)
Lease liabilities	(4,548)	(3,375)
Other long-term liabilities	(54)	(35)
Net cash from operating activities	961	7,268

Continued on next page

The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
(Page 2 of 2)

	Six months ended June 30,
	2023	2022
Investing activities
Business combinations, net of cash and cash equivalents	—	190
Capital expenditures of property, plant and equipment	(3,306)	(4,522)
Other	43	(411)
Net cash used in investing activities	(3,263)	(4,743)
Financing activities
Proceeds from Sale-Leaseback Transaction	8,598	—
Borrowings under foreign revolving credit facilities	483	646
Repayments of foreign revolving credit facilities	(351)	(781)
Repayments of Term Loan	(625)	(625)
Payment of withholding tax related to stock awards	(148)	(2,105)
Other	(510)	(484)
Net cash from (used in) financing activities	7,447	(3,349)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	246	(115)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,391	(939)
Cash, cash equivalents and restricted cash at beginning of period	21,291	28,384
Cash, cash equivalents and restricted cash at end of period	$26,682	$27,445

Non-cash investing and financing activities
Right-of-use assets (relinquished) acquired under operating lease obligations	$(748)	$10,991
Assets acquired under finance lease obligations	185	—
Supplemental information
Cash paid for interest	6,884	4,165
Cash paid for income taxes	659	3,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
1. DESCRIPTION OF THE BUSINESS
Description of the business
Hydrofarm Holdings Group, Inc. (collectively with its subsidiaries, the “Company”) was formed in May 2017 under the laws of the state of Delaware to acquire and continue the business originally founded in 1977. The Company is a leading independent manufacturer and distributor of branded hydroponics equipment and supplies for controlled environment agriculture ("CEA"), including grow lights, climate control solutions, growing media and nutrients, as well as a broad portfolio of innovative and proprietary branded products. Products offered include agricultural lighting devices, indoor climate control equipment, nutrients, and plant additives used to grow, farm and cultivate cannabis, flowers, fruits, plants, vegetables, grains and herbs in controlled environment settings that allow end users to control key farming variables including temperature, humidity, CO2, light intensity and color, nutrient concentration and pH.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Restructuring
The Company began a restructuring plan during the three months ended December 31, 2022, and undertook significant actions to streamline operations, reduce costs and improve efficiencies. The major initiatives of the restructuring plan include (i) narrowing the Company's product and brand portfolio and (ii) the relocation and consolidation of certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach. The Company's strategic product consolidation entailed removing approximately one-third of all products and one-fifth of all brands relating to the Company's primary product portfolio, which excludes the garden center business in Canada.
During the three and six months ended June 30, 2023, the Company recorded pre-tax expense of $788 and $2,199, respectively, relating primarily to the relocation and termination of certain facilities in Canada. The Company incurred $417 and $744 of non-cash charges during the three and six months ended June 30, 2023, respectively, relating to asset dispositions and write-downs. The Company recorded $720 and $1,957 of restructuring related charges within Cost of goods sold on the consolidated statements of operations for the three and six months ended June 30, 2023, respectively. The Company recorded $68 and $242 within Selling, general and administrative ("SG&A") expenses on the consolidated statements of operations for the three and six months ended June 30, 2023, respectively. The following table presents the activity in accrued expenses and other current liabilities for restructuring costs for the three and six months ended June 30, 2023:

Three Months Ended June 30, 2023
Restructuring Accruals as of April 1, 2023	$624
Expense	371
Cash Payments	(502)
Restructuring Accruals as of June 30, 2023	$493

Six Months Ended June 30, 2023
Restructuring Accruals as of January 1, 2023	$696
Expense	1,455
Cash Payments	(1,658)
Restructuring Accruals as of June 30, 2023	$493

The Company expects to finalize the remaining actions associated with the previously disclosed restructuring plan in the second half of 2023. In addition, the Company may determine to implement a second phase of actions beginning in the second half of 2023. Refer to Item 2. Management’s Discussion And Analysis Of Financial Condition And Results of Operations – Market Conditions for further explanation. The amounts the Company will ultimately realize or disburse could differ from these estimates. Total costs incurred since the restructuring plan commenced in the fourth quarter of 2022 are (i) $6,790 relating to inventory markdowns and (ii) $3,096 relating primarily to the relocation and termination of certain facilities in Canada.
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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
United States	$48,748	$79,236	$96,497	$172,094
Canada	14,565	19,337	29,584	40,839
Intersegment eliminations	(262)	(1,065)	(852)	(4,048)
Total consolidated net sales	$63,051	$97,508	$125,229	$208,885

	June 30, 2023	December 31, 2022
United States	$75,068	$80,380
Canada	34,742	36,020
Total property, plant and equipment, net and operating lease right-of-use assets	$109,810	$116,400
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
Inventories
Inventories consist of finished goods, work-in-process, and raw materials used in manufacturing products. Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. The Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold or otherwise disposed. If inventory is sold, any related reserves would be reversed in the period of sale. During the year ended December 31, 2022, and the three and six months ended June 30, 2023, the Company estimated inventory markdowns relating to restructuring charges based upon current and anticipated demand, customer preferences, business strategies, and market conditions including management's actions with respect to inventory products and brands being removed from the Company's portfolio. Hydrofarm's strategic product

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
consolidation entailed removing approximately one-third of all products and one-fifth of all brands relating to the Company's primary product portfolio.
Note receivable and Investment
In 2019, the Company executed a note receivable secured by equipment to a third-party, the terms of which were amended and restated during the first quarter of 2021. The note receivable provided for interest and installment payments to the Company, and full maturity of the note in 2024. During the first quarter of 2022, the third-party defaulted on interest payments, and the Company measured an impairment on the note receivable based on the estimated fair value of the collateral. The Company recorded impairment losses of zero and $2,636 during the three and six months ended June 30, 2022, respectively, in Impairments on the condensed consolidated statements of operations. As of December 31, 2022, the note receivable carrying value was $475 and it was classified in Other assets on the condensed consolidated balance sheet. During the first quarter of 2023, the Company agreed to forgive the note receivable in exchange for interest in a third-party equity investment. The investment is recorded at an estimated cost basis of approximately $530, inclusive of capitalized transaction costs, which is reported within Other assets on the condensed consolidated balance sheet.
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
The amount billed to customers for shipping and handling costs included in net sales was $2,718 and $5,286 during the three and six months ended June 30, 2023, respectively, and $3,679 and $7,558 during the three and six months ended June 30, 2022, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits reported within deferred revenue in the condensed consolidated balance sheets, totaled $2,370 and $3,654 as of June 30, 2023, and December 31, 2022, respectively. There are no significant financing components. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
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

Goodwill
Balance at December 31, 2021	$204,868
Acquisition - Innovative Growers Equipment - measurement period adjustments	(21,304)
Acquisition - Greenstar Plant Products - measurement period adjustments	7,000
Acquisition - all others - remeasurement adjustments and foreign currency translation adjustments, net	(992)
Impairments	(189,572)
Balance at June 30, 2022	$—
Intangible assets, net
Intangible assets, net comprised the following:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$9,441	$(8,194)	$1,247	$9,408	$(7,976)	$1,432
Customer relationship	100,165	(28,248)	71,917	99,933	(24,533)	75,400
Technology, formulations and recipes	114,246	(20,249)	93,997	114,187	(15,344)	98,843
Trade names and trademarks	131,603	(13,415)	118,188	131,410	(10,052)	121,358
Other	4,806	(4,350)	456	4,778	(4,246)	532
Total finite-lived intangible assets, net	360,261	(74,456)	285,805	359,716	(62,151)	297,565
Indefinite-lived intangible asset:
Trade name	2,801	—	2,801	2,801	—	2,801
Total Intangible assets, net	$363,062	$(74,456)	$288,606	$362,517	$(62,151)	$300,366
Amortization expense related to intangible assets was $6,047 and $12,092 for the three and six months ended June 30, 2023, respectively. Amortization expense related to intangible assets was $6,245 and $20,991 for the three and six months

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
ended June 30, 2022, respectively. The following are the estimated useful lives and the weighted-average amortization period remaining as of June 30, 2023, for the major classes of finite-lived intangible assets:

	Useful lives	Weighted-average amortization period remaining
Computer software	3 to 5 years	3 years
Customer relationships	7 to 18 years	10 years
Technology, formulations and recipes	8 to 12 years	10 years
Trade names and trademarks	15 to 20 years	18 years
The estimated aggregate future amortization expense for intangible assets subject to amortization as of June 30, 2023, is summarized below:

Estimated Future Amortization Expense
For the period of July 1, 2023 to December 31, 2023	$12,279
Year ending December 31,
2024	24,466
2025	24,365
2026	24,151
2027	23,820
Thereafter	176,724
Total	$285,805
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The following table presents basic and diluted EPS for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(12,865)	$(203,312)	$(29,714)	$(226,608)
Weighted-average shares of common stock outstanding	45,412,627	44,910,193	45,338,636	44,814,881
Dilutive effect of warrants and share based compensation awards using the treasury stock method	—	—	—	—
Diluted weighted-average shares of common stock outstanding	45,412,627	44,910,193	45,338,636	44,814,881
Basic EPS	$(0.28)	$(4.53)	$(0.66)	$(5.06)
Diluted EPS	$(0.28)	$(4.53)	$(0.66)	$(5.06)
The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential shares of common stock as their inclusion would have an anti-dilutive effect on diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Shares subject to warrants outstanding	17,669	17,669	17,669	17,669
Shares subject to unvested performance and restricted stock units	2,369,483	1,071,053	2,369,483	1,071,053
Shares subject to stock options outstanding	648,518	695,769	648,518	695,769
5. ACCOUNTS RECEIVABLE, NET, AND INVENTORIES
Accounts receivable, net comprised the following:

	June 30, 2023	December 31, 2022
Trade accounts receivable	$19,173	$18,204
Allowance for doubtful accounts	(1,660)	(1,556)
Other receivables	696	579
Total accounts receivable, net	$18,209	$17,227
Inventories comprised the following:

	June 30, 2023	December 31, 2022
Finished goods	$66,844	$83,134
Work-in-process	4,314	5,403
Raw materials	34,434	38,558
Allowance for inventory obsolescence	(10,472)	(15,697)
Total inventories	$95,120	$111,398
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
6. LEASES
The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2038. Also, the Company leases some property, plant and equipment under finance leases. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 20 years. However, these options are generally not reflected in the calculation of the right-of-use assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company incurred operating lease costs of $3,078 and $6,725 during the three and six months ended June 30, 2023, respectively, and $3,022 and $5,619 during the three and six months ended June 30, 2022, respectively. These costs are included primarily within SG&A in the condensed consolidated statements of operations.
The Company has operating subleases which have been accounted for by reference to the underlying asset subject to the lease, primarily as an offset to rent expense within SG&A. For the three and six months ended June 30, 2023, the Company recorded sublease income of $586 and $1,172, respectively. For the three and six months ended June 30, 2022, the Company recorded sublease income of $293 and $549, respectively.
In January 2023, Gotham Properties LLC, an Oregon limited liability company and a subsidiary of the Company (“Seller”), consummated a Purchase and Sale Agreement with J & D Property, LLC, a Nevada limited liability company (“Purchaser”) pursuant to which certain real property located in the City of Eugene, County of Lane, State of Oregon (the “Eugene Property”) was sold to Purchaser for $8,598 and then leased back by Seller (the “Sale-Leaseback Transaction”). The new lease has a term of 15 years with annual rent starting at $731 and fixed increases to the final year when annual rent is $964. The Company is accounting for the transaction as a failed sale-leaseback which requires retaining the asset associated with the property and recognizing a corresponding financial liability for the cash received. The Eugene Property serves as the manufacturing and processing site for certain of the Company’s grow media and nutrient brands. The Company intends to reinvest the net cash proceeds into certain permitted investments, such as capital expenditures. The foregoing description of the reinvestment provisions does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
Total right-of-use ("ROU") assets and lease liabilities were as follows:

	Balance Sheet Classification	June 30, 2023	December 31, 2022
Lease assets
Operating lease assets	Operating lease right-of-use assets	$59,407	$65,265
Finance lease assets	Property, plant and equipment, net	10,017	2,005
Total lease assets		$69,424	$67,270

Lease liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$8,888	$9,099
Finance leases	Current portion of finance lease liabilities	993	704
Noncurrent:
Operating leases	Long-term operating lease liabilities	52,321	56,299
Finance leases	Long-term finance lease liabilities	9,193	1,200
Total lease liabilities		$71,395	$67,302

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with remaining terms greater than one year as of June 30, 2023, are as follows:

	Operating	Finance
For the period of July 1, 2023 to December 31, 2023	$5,768	$757
Year ending December 31,
2024	10,732	1,443
2025	10,658	1,305
2026	9,335	852
2027	8,995	855
2028	8,433	806
Thereafter	16,994	8,038
Total lease payments	70,915	14,056
Less portion representing interest	(9,706)	(3,870)
Total principal	61,209	10,186
Less current portion	(8,888)	(993)
Long-term portion	$52,321	$9,193
7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net comprised the following:

	June 30, 2023	December 31, 2022
Machinery and equipment	28,363	27,832
Peat bogs and related development	11,791	10,761
Building and improvements	9,927	9,920
Land	6,205	6,107
Furniture and fixtures	3,970	3,921
Computer equipment	3,336	3,337
Leasehold improvements	5,045	4,177
Gross property, plant and equipment	68,637	66,055
Less: accumulated depreciation	(18,234)	(14,920)
Total property, plant and equipment, net	$50,403	$51,135
Depreciation, depletion and amortization expense related to property, plant and equipment, net was $2,203 and $4,165 for the three and six months ended June 30, 2023, respectively. Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,590 and $3,785 for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, Land, Building and improvements, Computer equipment and Machinery and equipment contain finance leases assets, recorded at cost of $12,931, less accumulated depreciation of $2,914. As of December 31, 2022, Computer equipment and Machinery and equipment contains finance leases assets, recorded at cost of $3,128, less accumulated depreciation of $1,123. The increase is in finance lease assets primarily relates to the Sale-Leaseback Transaction.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	June 30, 2023	December 31, 2022
Accrued compensation and benefits	$2,574	$2,522
Freight, custom and duty accrual	966	1,022
Goods in transit accrual	603	1,172
Income tax accrual	—	451
Other accrued liabilities	5,403	8,041
Total accrued expenses and other current liabilities	$9,546	$13,208
9. DEBT
Debt is comprised of the following:

	June 30, 2023	December 31, 2022
Term loan - net of unamortized discount and deferred financing costs of $4,704 and $5,142 as of June 30, 2023, and December 31, 2022, respectively	$118,421	$118,608
Other	295	160
Total debt	$118,716	$118,768

Current portion of long-term debt	$1,450	$1,307
Long-term debt - net of unamortized discount and deferred financing costs of $4,704 and $5,142 as of June 30, 2023, and December 31, 2022, respectively	117,266	117,461
Total debt	$118,716	$118,768
Term Loan
On October 25, 2021, the Company and certain of its direct and indirect subsidiaries (the "Obligors") entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which the Company borrowed a $125,000 senior secured term loan (“Term Loan”). The Term Loan was amended by Amendment No. 1 to Credit and Guaranty Agreement (“Amendment No. 1”) effective on June 27, 2023, to replace the LIBOR referenced rates with SOFR referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor) plus 5.50%. The ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. Legal fees associated with Amendment No. 1 were not material, and were included in Other (expense) income, net, on the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2023. The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the provisions of Amendment No. 1, a copy of which is filed as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference. Capitalized terms referenced above are defined in the Term Loan.
The Term Loan is subject to a call premium of 1% if called prior to October 25, 2023, and 0% thereafter, and matures on October 25, 2028 ("Maturity Date"). Deferred financing costs are being amortized to interest expense over the term of the loan. For the three months ended June 30, 2023, the effective interest rate was 11.47% and interest expense was $3,529, which

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
includes amortization of deferred financing costs and discount of $220. For the six months ended June 30, 2023, the effective interest rate was 11.22% and interest expense was $6,876, which includes amortization of deferred financing costs and discount of $438.
The principal amounts of the Term Loan are required to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) selling assets that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. There were no such mandatory prepayments made since inception of the Term Loan. As of June 30, 2023, and December 31, 2022, the outstanding principal balance on the Term Loan was $123,125 and $123,750, respectively.
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants, and the Company was in compliance with all requirements as of June 30, 2023. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company.
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
The Revolving Credit Facility originally had a borrowing limit of $50,000. On August 31, 2021, the Obligors entered into an amendment (the "First Amendment") to increase their original borrowing limit to $100,000. In connection with the First Amendment, the Company's previously acquired subsidiaries became party to the Revolving Credit Facility as either borrowers or as guarantors. On October 25, 2021, the Company and its subsidiaries entered into a second amendment (the “Second Amendment”), with JPMorgan Chase Bank, N.A., pursuant to which the parties consented to the Term Loan described above, and made certain conforming changes to comport with the Term Loan provisions. The Revolving Credit Facility was further amended by a third amendment and joinder dated August 23, 2022 (the “Third Amendment”), pursuant to which several previously acquired subsidiaries became parties to the Revolving Credit Facility and granted liens on their assets. On December 22, 2022, the Company entered into a fourth amendment (the “Fourth Amendment”) pursuant to which a sale-leaseback transaction was permitted, and certain other changes were made, including a reduction of the maximum commitment amount under the Revolving Credit Facility from $100,000 to $75,000 and transitioning the LIBOR based rates to SOFR based rates. On March 31, 2023, the Company and certain of its subsidiaries entered into an amendment (the “Fifth Amendment”) pursuant to which the maturity date was extended to June 30, 2026, the maximum commitment amount under the Revolving Credit Facility was reduced to $55,000, and the interest rate on borrowings was revised to various spreads, based on the Company's fixed charge coverage ratio.
The unamortized debt discount and deferred financing costs were $623 as of June 30, 2023, and are included in other assets in the condensed consolidated balance sheets. Debt discount and deferred financing costs are being amortized to interest expense over the term of the Revolving Credit Facility.
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
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability (as defined in the Revolving Credit Facility documents) is less than an amount equal to 10% of the Aggregate Revolving Commitment (currently $55,000),

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability is more than 10% of the Aggregate Revolving Commitment for thirty consecutive days. In order to consummate permitted acquisitions or to make restricted payments, the Company would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated. As of June 30, 2023, the Company is in compliance with the covenants contained in the Revolving Credit Facility.
The Revolving Credit Facility provides for various interest rate options including the Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the CB Floating Rate, the Adjusted Daily Simple SOFR, the CBFR, the Canadian Prime Rate, or the CDOR Rate. The rates that use SOFR as the reference rate (Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the Adjusted Daily Simple SOFR and the CBFR rate) use the Term SOFR Rate plus 1.95%. Each rate has a 0.0% floor. A fee of 0.40% per annum is charged for available but unused borrowings.
As of June 30, 2023, and December 31, 2022, the Company had zero borrowed under the facility. As of June 30, 2023, the Company would be able to borrow approximately $34 million under the Revolving Credit Facility, before the Company would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
Other Debt
Other debt of $295 and $160 as of June 30, 2023, and December 31, 2022, respectively, was primarily comprised of a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage.
Aggregate future principal payments
As of June 30, 2023, the aggregate future principal payments under long-term debt are as follows:

Debt
For the period of July 1, 2023 to December 31, 2023	$815
Year ending December 31,
2024	1,269
2025	1,269
2026	1,269
2027	1,270
2028	117,528
Total	$123,420
10. STOCKHOLDERS’ EQUITY
Common stock
Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the Board of Directors. As of June 30, 2023, there were 45,540,217 shares outstanding and 300,000,000 shares authorized.
Warrants
On July 19, 2021, the Company completed the redemption ("Redemption") of certain of its outstanding warrants (the "Investor Warrants") that were issued in connection with a private placement of units (the "private placement"), each consisting

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
of a share of common stock and a warrant to purchase an additional one-half (1/2) shares of common stock. In connection with the private placement, the Company agreed to engage the placement agent (the "Placement Agent") as the Company's warrant solicitation agent in the event the Investor Warrants were called for Redemption. The Company agreed to pay a warrant solicitation fee to the Placement Agent equal to five percent of the amount of net cash proceeds solicited by the Placement Agent upon the exercise of certain Investor Warrants following such call for Redemption. As of June 30, 2023, and December 31, 2022, respectively, there were no Investor Warrants outstanding. In connection with the private placement, the Placement Agent was issued warrants (the “placement agent warrants”) which will expire on December 14, 2023.
As of June 30, 2023, the following table summarizes the outstanding placement agent warrants:

	Number of Warrants	Exercise Price
Placement agent warrants	11,662	$8.43
Placement agent warrants	6,007	$16.86
Total	17,669	$11.30
As of December 31, 2022, the following table summarizes the outstanding placement agent warrants:

	Number of Warrants	Exercise Price
Placement agent warrants	11,662	$8.43
Placement agent warrants	6,007	$16.86
Total	17,669	$11.30
11. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of June 30, 2023, a total of 1,533,570 shares are available for grant under the 2020 Plan.
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
Restricted Stock Unit ("RSU") Activity
RSUs granted to certain executives, employees and members of the Board of Directors expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into shares of the Company's common stock. The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the first quarter of 2023, the Company granted RSU awards that are expected to vest with two equal vesting tranches, which are scheduled to occur on October 31, 2023, and October 31, 2024. During the three months ended June 30, 2023, the Company granted RSU awards to members of the Board of Directors that are expected to vest on the one year anniversary of the grant date.
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
The following table summarizes the activity related to the Company's RSUs for the six months ended June 30, 2023. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the six months ended June 30, 2023:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2022	992,633	$8.57
Granted	792,226	$1.17
Vested	(412,433)	$8.58
Forfeited	(43,043)	$11.10
Balance, June 30, 2023	1,329,383	$4.08
As of June 30, 2023, total unamortized stock-based compensation cost related to unvested RSUs was $3,939 and the weighted-average period over which the compensation is expected to be recognized is 1.04 years. For the three and six months ended June 30, 2023, the Company recognized $1,427 and $2,428, respectively, of total stock-based compensation expense for RSUs. As of June 30, 2023, there were 6,357 RSUs which had previously vested, but were not yet issued due to the recipients' elections to defer the awards.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Performance Stock Unit ("PSU") Activity
During the first quarter of 2023, the Company granted PSU awards that are subject to a one-year vesting requirement (based on continuous employment) and contain performance conditions based on certain performance metrics. The following table summarizes the activity related to the Company's PSUs for the six months ended June 30, 2023:

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2022	96,246	$15.74
Granted	1,141,543	$1.77
Vested	(25,894)	$15.74
Forfeited	(171,795)	$7.49
Balance, June 30, 2023	1,040,100	$1.77
During the six months ended June 30, 2023, the PSU forfeitures were due to employee terminations and performance conditions that were not satisfied, while PSU vests were from awards granted in prior periods. As of June 30, 2023, total unamortized stock-based compensation cost related to unvested PSUs was $980 and the weighted-average period over which the compensation is expected to be recognized is less than one-year. For the three and six months ended June 30, 2023, the Company recognized $319 and $416, respectively, of total stock-based compensation expense for PSUs.
Stock Options
The vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and options may be exercised up to 10 years from the date of issuance.
There were no stock options granted or exercised during the six months ended June 30, 2023. The following table summarizes the stock option activity for the six months ended June 30, 2023:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2022	670,026	$9.50	$2.05	5.25
Cancelled	(20,062)	$9.43	$2.64
Forfeited	(1,446)	$11.45	$8.08
Outstanding as of June 30, 2023	648,518	$9.52	$2.08	4.09
Options exercisable as of June 30, 2023	607,484	$9.16	$1.58	3.92
Vested and expected to vest as of June 30, 2023	648,518	$9.52	$2.08	4.09
The following table summarizes the unvested stock option activity for the six months ended June 30, 2023:

	Number	Weighted average grant date fair value
Unvested as of December 31, 2022	70,587	$7.02
Vested	(28,107)	$4.73
Forfeited	(1,446)	$8.08
Unvested as of June 30, 2023	41,034	$9.57
As of June 30, 2023, total compensation cost related to unvested awards not yet recognized was $284 and the weighted-average period over which the compensation is expected to be recognized is 1.19 years. For the three and six months

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
ended June 30, 2023, the Company recognized $71 and $155, respectively, of total stock-based compensation expense for stock options.
12. INCOME TAXES
The Company recorded an income tax benefit of $318 and $171 for the three and six months ended June 30, 2023, representing an effective income tax rate of 2.4% and 0.6%, respectively. The Company’s effective tax rate for the six months ended June 30, 2023, differs from the federal statutory rate of 21% primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets in the U.S. and most foreign jurisdictions. The tax benefit for the three and six months ended June 30, 2023, was primarily due to a net foreign tax benefit in certain jurisdictions.
The Company recorded an income tax benefit of $6,861 and $12,430 for the three and six months ended June 30, 2022, representing an effective income tax rate of 3.3% and 5.2% for the three and six months ended in June 30, 2022, respectively. The Company’s effective tax rate for the six months ended June 30, 2022, differs from the federal statutory rate primarily due to the impairment of goodwill for certain 2021 acquisitions which was not deductible for U.S. tax purposes, increases in the Company's valuation allowance on U.S. deferred tax assets, and the establishment of a valuation allowance for Canadian deferred tax assets. As described in Note 3 – Goodwill and Intangible Assets, Net, during the three months ended June 30, 2022, the Company fully impaired the goodwill associated with all 2021 acquisitions. For the six months ended June 30, 2022, the Company recorded discrete income tax benefits of $12,058 relating primarily to measurement period adjustments associated with 2021 acquisitions, and certain tax benefits related to goodwill impairment.
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
14. FAIR VALUE MEASUREMENTS
Recurring
Contingent consideration, as described under the heading Business combinations in Note 2 – Basis of Presentation and Significant Accounting Policies, was measured at estimated fair value on a recurring basis and based on Level 3 fair value measurements. The fair value of the contingent consideration for the Heavy 16 and Aurora Innovations acquisitions was $200 and $16,834, respectively, as of December 31, 2021. There was no change in the fair value of the contingent consideration for the Heavy 16 acquisition during fiscal year 2022, and it was paid in April 2022. The change in the fair value of contingent consideration for the Aurora Innovations acquisition was a benefit of $1,560, during the six months ended June 30, 2022, and was recognized in SG&A on the condensed consolidated statements of operations during that period. The value of the contingent consideration was $15,274 as of June 30, 2022, and was subsequently paid in July 2022. As of June 30, 2023, and December 31, 2022, the Company had no remaining unsettled contingent consideration relating to the Company's five acquisitions from 2021.

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
The note receivable, as described in Note 2 – Basis of Presentation and Significant Accounting Policies, was measured at fair value on a nonrecurring basis. During the six months ended June 30, 2022, the Company measured an impairment on the note receivable based on the estimated fair value of the collateral, which was considered a Level 3 fair value measurement. The carrying value of the note receivable was $3,111 as of December 31, 2021. The Company recorded an impairment loss of zero and $2,636 during the three and six months ended June 30, 2022, recognized in Impairments on the condensed consolidated statements of operations. The carrying value of the note receivable was $475 as of December 31, 2022. As of December 31, 2022, the note receivable was included in other assets on the condensed consolidated balance sheet.
Other Fair Value Measurements
The following table summarizes the fair value of the Company’s assets and liabilities which are provided for disclosure purposes:

		June 30, 2023		December 31, 2022
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	26,682	26,682	21,291	21,291

Liabilities
Finance leases	Level 3	10,186	10,186	1,904	1,904
Term Loan	Level 2	123,125	100,963	123,750	105,188
Cash and cash equivalents included funds deposited in banks, and the fair values approximated carrying values due to their short-term maturities. The fair values of other current assets and liabilities including accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term maturities.
The estimated fair value of finance leases approximated its carrying value given the applicable interest rates and the nature of the security interest in the Company’s assets, which were considered Level 3 fair value measurements. Finance leases primarily relate to the Sale-Leaseback transaction that was entered into in the first quarter of 2023. The fair value of the Term Loan was estimated based on Level 2 fair value measurements and was based on bank quotes. The carrying amount of the Term Loan reported above excludes unamortized debt discount and deferred financing costs. Refer to Note 6 – Leases and Note 9 – Debt, for further discussion of the Company's finance leases and Term Loan, respectively.
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
Company Overview
We are a leading independent manufacturer and distributor of branded hydroponics equipment and supplies for controlled environment agriculture ("CEA"), including grow lights, climate control solutions, growing media and nutrients, as well as a broad portfolio of innovative and proprietary branded products. We primarily serve the U.S. and Canadian markets, and believe we are one of the leading competitors in these markets in an otherwise highly fragmented industry. For over 40 years, we have helped growers make growing easier and more productive. Our mission is to empower growers, farmers and cultivators with products that enable greater quality, efficiency, consistency, and speed in their grow projects.
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
Market Conditions
We experienced adverse financial results throughout 2022 which continued into the first half of 2023, which we believe is primarily a result of an agricultural oversupply impacting our market. The extent to which these market conditions will continue to negatively impact our business and results of operations is uncertain and difficult to predict at this time.
In connection with our previously disclosed evaluation of our facility footprint and product and brand portfolio, we initiated a restructuring plan (the "Restructuring Plan") during the three months ended December 31, 2022. In connection with the Restructuring Plan, we have undertaken significant actions to streamline our operations, reduce costs and improve efficiencies during the industry recession. Our major initiatives to date have included (i) narrowing our product and brand portfolio, including removing approximately one-third of all products and one-fifth of all brands relating to our primary product portfolio, which excluded our garden center business in Canada, and (ii) relocating and consolidating certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach, focusing commercial sales on competencies and product assortment gained from our recent acquisitions.
During the three and six months ended June 30, 2023, we recorded pre-tax charges of $0.8 million and $2.2 million, respectively, relating primarily to the relocation and termination of certain facilities in Canada, the majority of which were recorded within Cost of goods sold on the consolidated statements of operations. The charges also included non-cash asset dispositions and write-downs. Total costs incurred since the Restructuring Plan commenced in the fourth quarter of 2022 are (i) $6.8 million relating to inventory markdowns and (ii) $3.1 million relating primarily to the relocation and termination of certain facilities in Canada. As of June 30, 2023, we have $0.5 million of certain restructuring liabilities remaining, and we may incur additional charges in connection with the Restructuring Plan in the second half of 2023, as discussed in more detail below.

As a result of the continued adverse market conditions, we may implement a second phase of the Restructuring Plan beginning in the second half of 2023, including potential U.S. manufacturing facility consolidations, in particular with respect to our production of certain durable equipment products. We may incur additional charges associated with product dispositions, footprint reductions, and asset write-downs. Any potential actions may generate significant cash and/or non-cash restructuring costs that could be incurred in future periods. The amounts the Company will ultimately realize or disburse in connection with the Restructuring Plan could differ from our estimates, and we may not be able to realize the full extent of our anticipated cost savings.
As of June 30, 2022, primarily due to a sustained decline in the market value of our common stock and the market conditions described above, we identified a triggering event requiring a test for goodwill impairment. We completed our goodwill impairment testing and recorded an impairment charge of $189.6 million as the test determined that the carrying value of the goodwill reporting units of U.S. and Canada was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the U.S. and Canada caused by macroeconomic and industry conditions. We also review intangible assets with finite lives and indefinite lives for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We did not identify a triggering event requiring a test for impairment during the remainder of 2022, or the six months ended June 30, 2023.
In connection with the goodwill impairment analysis performed as of June 30, 2022, we determined the fair value of the U.S. and Canada reporting units based on an income approach, using the present value of future discounted cash flows, and based on a market approach. The fair values were reconciled to the market value of our common stock to corroborate the estimates used in the interim test for impairment. The fair value determinations were a reflection of sales declines we experienced, which we believe were primarily a result of an agricultural oversupply impacting our market, and a reduction to our profitability and loss from operations. These market conditions continued to negatively impact our business and results of operations during the remainder of 2022, and the six months ended June 30, 2023.
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
Filing Status
As of June 30, 2023, the market capitalization of outstanding shares of our common stock owned by non-affiliates decreased to below $60 million, which triggered the Company being classified as a non-accelerated filer with respect to SEC regulations and filing requirements effective December 31, 2023. As a result, our annual assessment of the effectiveness of our internal control over financial reporting does not require an audit by our external audit firm in compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for our next Annual Report on Form 10-K for the year ending December 31, 2023. The Company continues to qualify as a smaller reporting company in accordance with Rule 12b-2 under the Exchange Act and may continue to follow certain of the scaled back disclosure accommodations.

Results of Operations—Comparison of three and six months ended June 30, 2023 and 2022
The following table sets forth our unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2023, and 2022, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended June 30,
	2023		2022		Period change
Net sales	$63,051	100.0%	$97,508	100.0%	$(34,457)	-35.3%
Cost of goods sold	48,578	77.0%	90,169	92.5%	(41,591)	-46.1%
Gross profit	14,473	23.0%	7,339	7.5%	7,134	97.2%
Operating expenses:
Selling, general and administrative	23,468	37.2%	25,974	26.6%	(2,506)	-9.6%
Impairments	—	0.0%	189,572	194.4%	(189,572)	-100.0
Loss from operations	(8,995)	-14.3%	(208,207)	-213.5%	199,212	95.7%
Interest expense	(3,768)	-6.0%	(2,424)	-2.5%	(1,344)	-55.4%
Other (expense) income, net	(420)	-0.7%	458	0.5%	(878)	-191.7%
Loss before tax	(13,183)	-20.9%	(210,173)	-215.5%	196,990	93.7%
Income tax benefit	318	0.5%	6,861	7.0%	(6,543)	-95.4%
Net loss	$(12,865)	-20.4%	$(203,312)	-208.5%	$190,447	93.7%

	Six months ended June 30,
	2023		2022		Period change
Net sales	$125,229	100.0%	$208,885	100.0%	$(83,656)	-40.0%
Cost of goods sold	99,375	79.4%	184,940	88.5%	(85,565)	-46.3%
Gross profit	25,854	20.6%	23,945	11.5%	1,909	8.0%
Operating expenses:
Selling, general and administrative	47,899	38.2%	66,221	31.7%	(18,322)	-27.7%
Impairments	—	0.0%	192,328	92.1%	(192,328)	-100.0%
Loss from operations	(22,045)	-17.6%	(234,604)	-112.3%	212,559	90.6%
Interest expense	(7,460)	-6.0%	(4,790)	-2.3%	(2,670)	-55.7%
Other (expense) income, net	(380)	-0.3%	356	0.2%	(736)	-206.7%
Loss before tax	(29,885)	-23.9%	(239,038)	-114.4%	209,153	87.5%
Income tax benefit	171	0.1%	12,430	6.0%	(12,259)	-98.6%
Net loss	$(29,714)	-23.7%	$(226,608)	-108.5%	$196,894	86.9%

Net sales
Net sales for the three months ended June 30, 2023, were $63.1 million, a decrease of $34.5 million, or 35.3% compared to the same period in 2022. Net sales for the six months ended June 30, 2023, were $125.2 million, a decrease of $83.7 million, or 40.0% compared to the same period in 2022.
The 35.3% decrease in net sales for the three months ended June 30, 2023, as compared to the same period in 2022, was due to a 32.5% decline in volume of products sold, a 2.3% decrease in price and mix of products sold, and a 0.5% decline from unfavorable foreign exchange rates. The decrease in volume of products sold was primarily related to the aforementioned oversupply in the cannabis industry. The reduction in price was mainly due to lower prices on specific previously reserved lighting products as well as a higher mix of generally lower-priced consumables relative to higher-priced durable products. The decrease in foreign exchange related to strength in the U.S. Dollar relative to the Canadian Dollar.
The 40.0% decrease in net sales for the six months ended June 30, 2023, as compared to the same period in 2022, was due to a 38.3% decline in volume of products sold, a 1.1% decrease in price and mix of products sold, and a 0.6% decline from unfavorable foreign exchange rates. The decrease in volume of products sold was primarily related to the aforementioned oversupply in the cannabis industry. The reduction in price was mainly due to lower prices on specific previously reserved lighting products. The decrease in foreign exchange related to strength in the U.S. Dollar relative to the Canadian Dollar.
Gross profit
Gross profit for the three months ended June 30, 2023, was $14.5 million, an increase of $7.1 million, or 97.2%, compared to the same period in 2022. Gross profit for the six months ended June 30, 2023, was $25.9 million, an increase of $1.9 million, or 8.0% compared to the same period in 2022.
Gross profit increased $7.1 million for the three months ended June 30, 2023, as compared to the same period in 2022, primarily due to a $9.9 million reduction in inventory provisions from the prior year period. Our gross profit margin percentage (gross profit as a percent of net sales) increased to 23.0% for the three months ended June 30, 2023, from 7.5% in the same period in 2022. The increase in gross profit margin was also due to selling a larger proportion of higher-margin proprietary brand products, lower freight and labor costs, and improved productivity. Our restructuring plan and related cost-saving initiatives contributed to realizing these benefits. The gross profit increase was partially offset by the aforementioned lower net sales and from restructuring costs of $0.7 million in the current period.
Gross profit increased $1.9 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to a $12.5 million reduction in inventory provisions, as well as decreased acquisition and integration expenses. Our gross profit margin percentage increased to 20.6% for the six months ended June 30, 2023, from 11.5% in the same period in 2022. The increase in gross profit margin was also due to selling a larger proportion of higher-margin proprietary brand products and improved productivity. Our restructuring plan and related cost-saving initiatives contributed to realizing these benefits. The gross profit increase was partially offset by the aforementioned lower net sales and from restructuring costs of $2.0 million in the current period.
Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2023, were $23.5 million, a decrease of $2.5 million, or 9.6% compared to the same period in 2022. SG&A expenses for the six months ended June 30, 2023, were $47.9 million, a decrease of $18.3 million compared to the same period in 2022.
SG&A expenses decreased $2.5 million for the three months ended June 30, 2023, as compared to the same period in 2022. SG&A expenses decreased in several areas, including as a result of our cost saving and restructuring initiatives: (i) a $0.8 million decrease in acquisition and integration expenses, (ii) a $0.3 million decrease in salaries and benefits, (iii) a $0.3 million decrease in stock-based compensation, (iv) a $0.3 million decrease in costs associated with the relocation of certain of our distribution centers incurred in the prior year, (v) a $0.3 million decrease in professional and outside services, (vi) a $0.3 decrease in amortization and depreciation expenses, and (vii) a $0.2 million decrease in marketing and other expenses.
The $18.3 million decrease in SG&A expenses for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily related to a $8.9 million decline in amortization expenses, as the prior year period included additional amortization expense due to adjustments to the useful lives of intangible assets, as described in Note 2 – Basis of Presentation and Significant Accounting Policies. Additionally, SG&A expenses decreased by $9.4 million in the six months ended June 30, 2023, due to lower expenses in several areas, including as a result of our cost saving and restructuring initiatives: (i) a $2.6 million decrease in salaries and benefits, (ii) a $2.1 million decrease in stock-based compensation, (iii) a $1.9 million decrease in acquisition and integration expenses, (iv) a $1.4 million decrease in costs associated with the relocation of certain of our distribution centers incurred last year, (v) a $0.9 million decrease in professional and outside services, and (vi) a $0.5 million decrease in marketing and other expenses.
Impairments
The Company did not record any impairment charges for the three and six months ended June 30, 2023. The Company recorded a goodwill impairment charge of $189.6 million for the three and six months ended June 30, 2022, as we determined that the carrying value of the goodwill reporting units of the U.S. and Canada was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the U.S. and Canada caused by macroeconomic and industry conditions. For the six months ended June 30, 2022, the Company also recorded, in the fiscal first quarter, an impairment of a note receivable of $2.6 million. Refer to Note 2 – Basis of Presentation and Significant Accounting Policies and Note 14 – Fair Value Measurements for further description regarding the note receivable impairment.

Interest expense
Interest expense for the three months ended June 30, 2023, was $3.8 million, an increase of $1.3 million compared to the same period in the prior year. Interest expense for the six months ended June 30, 2023, was $7.5 million, an increase of $2.7 million compared to the same period in the prior year. The increase was primarily due to higher variable interest rates on our Term Loan.
Other (expense) income, net
Other expense, net for the three months ended June 30, 2023, was $0.4 million, an increase of $0.9 million compared to Other income, net of $0.5 million during the same period in the prior year. Other expense, net for the six months ended June 30, 2023, was $0.4 million, an increase of $0.7 million compared to Other income, net of $0.4 million during the same period in the prior year. Other expense, net for the three and six months ended June 30, 2023, was primarily driven by foreign currency exchange rate losses and legal fees associated with the amendment of the Term Loan, partially offset by interest income. Refer to Note 9 – Debt for a further description of the Term Loan amendment.
Income tax benefit
We recorded an income tax benefit of $0.3 million and $0.2 million for the three and six months ended June 30, 2023, representing an effective income tax rate of 2.4% and 0.6%, respectively. Our effective tax rate for the six months ended June 30, 2023, differs from the federal statutory rate of 21% primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets in the U.S. and most foreign jurisdictions. The tax benefit for the three and six months ended June 30, 2023, was primarily due to a net foreign tax benefit in certain jurisdictions.
We recorded an income tax benefit of $6.9 million and $12.4 million for the three and six months ended June 30, 2022, representing an effective income tax rate of 3.3% and 5.2%, respectively. Our effective tax rate for the six months ended June 30, 2022, differs from the federal statutory rate primarily due to the impairment of goodwill for certain 2021 acquisitions which was not deductible for U.S. tax purposes, increases in the Company's valuation allowance on U.S. deferred tax assets, and the establishment of a valuation allowance for Canadian deferred tax assets.
Liquidity and Capital Resources
Cash Flow from Operating, Investing, and Financing Activities
Comparison of the six months ended June 30, 2023, and June 30, 2022
The following table summarizes our cash flows for the six months ended June 30, 2023, and 2022 (amounts in thousands):

	Six months ended June 30,
	2023	2022
Net cash from operating activities	$961	$7,268
Net cash used in investing activities	(3,263)	(4,743)
Net cash from (used in) financing activities	7,447	(3,349)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	246	(115)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,391	(939)
Cash, cash equivalents and restricted cash at beginning of period	21,291	28,384
Cash, cash equivalents and restricted cash at end of period	$26,682	$27,445
Operating Activities
Net cash from operating activities was $1.0 million for the six months ended June 30, 2023, driven by positive cash from operating activities in the second quarter. The net cash from operating activities was primarily due to a $3.6 million net cash inflow from a reduction in working capital, partially offset by a net loss of $29.7 million less net non-cash items of $27.1 million. The net reduction in working capital was primarily driven by a decrease of $15.4 million in inventories, partially offset by decreases of $4.5 million of lease liabilities, $3.3 million of accrued expenses and other current liabilities, $1.3 million in deferred revenue, and $1.2 million of accounts payable.

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
Investing Activities
Net cash used in investing activities was $3.3 million and $4.7 million for the six months ended June 30, 2023, and June 30, 2022, respectively, primarily due to capital expenditures of property, plant and equipment.
Financing Activities
Net cash from financing activities was $7.4 million for the six months ended June 30, 2023, primarily driven by $8.6 million of proceeds from the Sale-Leaseback Transaction. In addition, we paid $0.6 million on the Term Loan relating to required quarterly payments of principal.
Net cash used in financing activities was $3.3 million for the six months ended June 30, 2022. We paid $2.1 million related to employees' withholding tax in connection with the vesting of restricted stock units. In addition, we paid $0.6 million on the Term Loan relating to required quarterly payments of principal.
Availability and Use of Cash
Our ability to make investments in our business, service our debt and maintain liquidity will depend upon our ability to generate excess operating cash flows through our operating subsidiaries. We believe that our cash flows from operating activities, combined with current cash levels and borrowing availability under the Revolving Credit Facility, will be adequate to support our ongoing operations, to fund debt service requirements, capital expenditures, lease obligations and working capital needs through the next twelve months of operations. However, we cannot ensure that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Item 1A. Risk Factors included in this Form 10-Q and in our 2022 Annual Report on Form 10-K.
In January 2023, Gotham Properties LLC, an Oregon limited liability company and our subsidiary (“Seller”), consummated a Purchase and Sale Agreement with J & D Property, LLC, a Nevada limited liability company (“Purchaser”) pursuant to which certain real property located in the City of Eugene, County of Lane, State of Oregon (the “Eugene Property”) was sold to Purchaser for $8.6 million and then leased back by Seller. The new lease has a term of 15 years with annual rent starting at approximately $0.7 million and increases to the final year when annual rent is approximately $1.0 million. The Eugene Property serves as the manufacturing and processing site for certain of our grow media and nutrient brands. We intend to reinvest the net cash proceeds into certain permitted investments, such as capital expenditures. The foregoing description of the reinvestment provisions does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
If necessary, we believe that we could supplement our cash position through additional sale-leasebacks, asset sales and equity financing. We believe it is prudent to be prepared if required and, accordingly, continue to be engaged in the process of evaluating and preparing to implement one or more of the aforementioned activities. Any potential such event may be subject to provisions referenced in our Term Loan and Revolving Credit Facility, such as subjecting the Company to making mandatory prepayments.
Term Loan
On October 25, 2021, we and certain of our direct and indirect subsidiaries entered into the Term Loan with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which we borrowed a $125 million senior secured term loan. The Term Loan was amended by Amendment No. 1 effective as of June 27, 2023, to replace the LIBOR referenced rates with SOFR referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0%

floor) plus 5.50%. The ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. The Term Loan matures on October 25, 2028.
The principal amounts of the Term Loan are scheduled to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date of October 25, 2028.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. We were in compliance with all debt covenants as of June 30, 2023. The Term Loan is secured by a first lien on our non-working capital assets and a second lien on our working capital assets.
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
The Revolving Credit Facility provides for various interest rate options including the Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the CB Floating Rate, the Adjusted Daily Simple SOFR, the CBFR, the Canadian Prime Rate, or the CDOR Rate. The rates that use SOFR as the reference rate (Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the Adjusted Daily Simple SOFR and the CBFR rate) use the Term SOFR Rate plus 1.95%. Each rate has a 0.0% floor. A fee of 0.40% per annum is charged for available but unused borrowings. Our obligations under the Revolving Credit Facility are secured by a first priority lien (subject to certain permitted liens) in substantially all of our and our subsidiaries' respective personal property assets pursuant to the terms of a U.S. and Canadian Pledge and Security Agreement dated March 29, 2021 and other security documents, as amended to include additional subsidiaries.
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
We were in compliance with all debt covenants as of June 30, 2023. As of June 30, 2023, approximately $34 million was available to borrow under the Revolving Credit Facility, before the Company would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
As of June 30, 2023, and December 31, 2022, the Company had zero borrowed under the Revolving Credit Facility.
Cash and cash equivalents
The cash and cash equivalents balances of $26.7 million and $21.3 million at June 30, 2023, and December 31, 2022, respectively, included $11.6 million and $7.3 million, respectively, held by foreign subsidiaries.
Material Cash Requirements
Our material cash requirements include interest and principal payments on our long-term debt and finance leases, operating lease payments, and purchase obligations to support our operations. Refer to Part I, Item 1, Financial Statements,

Note 9 – Debt, Note 6 – Leases, and Note 13 – Commitments and Contingencies for details relating to our material cash requirements for debt, our leasing arrangements, including future maturities of our operating lease liabilities, and purchase obligations, respectively.
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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of June 30, 2023, we had $123.1 million of Term Loan debt that is subject to variable interest rates that are based on Secured Overnight Financing Rate (“SOFR”) or an alternate base rate. Refer to Part I, Item 1, Financial Statements, Note 9 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of June 30, 2023, our interest expense on the variable-rate debt would increase by an average of $1.1 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks, but may determine to do so in the future.
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
Our restructuring activities, including any second phase we may enter into, may increase our expenses and cash expenditures, and may not have the intended effects.
In connection with the Restructuring Plan, we have implemented and may continue to implement a number of restructuring initiatives designed to streamline our operations, reduce costs, and improve efficiencies during the industry recession. See “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results of Operations – Market Conditions” above for more information regarding the Restructuring Plan. Restructuring initiatives such as the Restructuring Plan typically result in charges and cash expenditures that may adversely affect financial results for one or more periods, and efforts to minimize or eliminate such expenditures may not be successful. Moreover, restructuring actions can create unanticipated consequences, such as instability or distraction among our workforce or among management.
We cannot assure you that the Restructuring Plan or any other cost-saving initiatives we may undertake will be successful. A variety of factors, many of which are beyond our control, could cause us not to realize expected cost savings, including but not limited to unexpected costs incurred in connection with consolidating and/or closing certain operations or asset write-downs, delays or difficulty terminating leases, unexpected integration challenges, unintended attrition and temporary instability. Any of these factors could hamper our ability to grow and meet customer demand in future periods. If we are unable to structure our operations in the light of evolving market conditions, this could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On August 8, 2023, the compensation committee of the Board of Directors approved a $25,000 cash retention bonus and a retention grant of 50,000 RSUs to Mark Parker, Executive Vice President of the Company, under the 2020 Plan. The RSUs will vest annually over three years beginning on the first anniversary of the grant date, subject to his continued service.

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

10.2
Amendment No. 1 to Credit and Guaranty Agreement, dated as of June 27, 2023, by and among Hydrofarm Holdings Group, Inc., the subsidiaries of Hydrofarm Holdings Group, Inc. party thereto from time to time, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent and as collateral Agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2023).

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

Hydrofarm Holdings Group, Inc.

Date: August 9, 2023	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer
(Principal Financial Officer)