Form 10-Q
period 2023-09-30
HYDROFARM HOLDINGS GROUP, INC.
filed 2023-11-09
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2023, the registrant had 45,759,575 shares of common stock, $0.0001 par value per share, outstanding.

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
•the marketability of our common stock; and
•other risks and uncertainties, including those listed herein as well as under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2023 (the “2022 Annual Report”).
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$32,457	$21,291
Accounts receivable, net	17,070	17,227
Inventories	80,101	111,398
Prepaid expenses and other current assets	4,272	5,032
Total current assets	133,900	154,948
Property, plant and equipment, net	48,119	51,135
Operating lease right-of-use assets	56,655	65,265
Intangible assets, net	281,990	300,366
Other assets	1,766	1,845
Total assets	$522,430	$573,559
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,028	$13,633
Accrued expenses and other current liabilities	8,023	13,208
Deferred revenue	3,564	3,654
Current portion of operating lease liabilities	8,505	9,099
Current portion of finance lease liabilities	974	704
Current portion of long-term debt	1,295	1,307
Total current liabilities	35,389	41,605
Long-term operating lease liabilities	49,843	56,299
Long-term finance lease liabilities	8,956	1,200
Long-term debt	117,169	117,461
Deferred tax liabilities	2,684	2,685
Other long-term liabilities	4,465	4,428
Total liabilities	218,506	223,678
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 45,688,695 and 45,197,249 shares issued and outstanding at September 30, 2023, and December 31, 2022, respectively)	5	5
Additional paid-in capital	786,829	783,042
Accumulated other comprehensive loss	(7,381)	(7,235)
Accumulated deficit	(475,529)	(425,931)
Total stockholders’ equity	303,924	349,881
Total liabilities and stockholders’ equity	$522,430	$573,559
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net sales	$54,168	$74,155	$179,397	$283,040
Cost of goods sold	50,859	68,291	150,234	253,231
Gross profit	3,309	5,864	29,163	29,809
Operating expenses:
Selling, general and administrative	19,543	26,186	67,442	92,407
Impairments	—	—	—	192,328
Loss from operations	(16,234)	(20,322)	(38,279)	(254,926)
Interest expense	(3,963)	(3,073)	(11,423)	(7,863)
Other income, net	402	615	22	971
Loss before tax	(19,795)	(22,780)	(49,680)	(261,818)
Income tax (expense) benefit	(89)	(759)	82	11,671
Net loss	$(19,884)	$(23,539)	$(49,598)	$(250,147)

Net loss per share:
Basic	$(0.44)	$(0.52)	$(1.09)	$(5.57)
Diluted	$(0.44)	$(0.52)	$(1.09)	$(5.57)
Weighted-average shares of common stock outstanding:
Basic	45,607,195	45,089,286	45,429,139	44,907,355
Diluted	45,607,195	45,089,286	45,429,139	44,907,355
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(19,884)	$(23,539)	$(49,598)	$(250,147)
Other comprehensive loss:
Foreign currency translation loss	(1,686)	(4,714)	(146)	(6,885)
Total comprehensive loss	$(21,570)	$(28,253)	$(49,744)	$(257,032)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2022	45,011,652	$4	$779,911	$(3,553)	$(367,124)	$409,238
Issuance of common stock for vesting of stock awards	159,526	1	—	—	—	1
Shares repurchased for withholding tax on stock awards	(45,410)	—	(149)	—	—	(149)
Stock-based compensation expense	—	—	1,668	—	—	1,668
Net loss	—	—	—	—	(23,539)	(23,539)
Foreign currency translation loss	—	—	—	(4,714)	—	(4,714)
Balance, September 30, 2022	45,125,768	$5	$781,430	$(8,267)	$(390,663)	$382,505

Balance, June 30, 2023	45,540,217	$5	$785,893	$(5,695)	$(455,645)	$324,558
Issuance of common stock for vesting of stock awards	226,685	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(78,207)	—	(86)	—	—	(86)
Stock-based compensation expense	—	—	1,022	—	—	1,022
Net loss	—	—	—	—	(19,884)	(19,884)
Foreign currency translation loss	—	—	—	(1,686)	—	(1,686)
Balance, September 30, 2023	45,688,695	$5	$786,829	$(7,381)	$(475,529)	$303,924
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	44,618,357	$4	$777,074	$(1,382)	$(140,516)	$635,180
Common stock issued upon exercise of options	8,283	—	75	—	—	75
Issuance of common stock for vesting of stock awards	699,704	1	—	—	—	1
Shares repurchased for withholding tax on stock awards	(200,675)	—	(2,368)	—	—	(2,368)
Issuance of common stock under cashless warrant exercise	99	—	—	—	—	—
Stock-based compensation expense	—	—	6,649	—	—	6,649
Net loss	—	—	—	—	(250,147)	(250,147)
Foreign currency translation loss	—	—	—	(6,885)	—	(6,885)
Balance, September 30, 2022	45,125,768	$5	$781,430	$(8,267)	$(390,663)	$382,505

Balance, January 1, 2023	45,197,249	$5	$783,042	$(7,235)	$(425,931)	$349,881
Issuance of common stock for vesting of stock awards	665,012	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(173,566)	—	(234)	—	—	(234)
Stock-based compensation expense	—	—	4,021	—	—	4,021
Net loss	—	—	—	—	(49,598)	(49,598)
Foreign currency translation loss	—	—	—	(146)	—	(146)
Balance, September 30, 2023	45,688,695	$5	$786,829	$(7,381)	$(475,529)	$303,924

The accompanying notes are an integral part of the condensed consolidated financial statements

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
(Page 1 of 2)

	Nine months ended September 30,
	2023	2022
Operating activities
Net loss	$(49,598)	$(250,147)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	24,165	33,215
Provision for inventory obsolescence	1,132	16,348
Restructuring expenses	8,443	—
Stock-based compensation expense	4,021	6,649
Non-cash operating lease expense	7,718	7,275
Impairment charges	—	192,328
Change in fair value of contingent consideration	—	(1,560)
Deferred income tax benefit	—	(12,387)
Other	1,089	1,064
Changes in assets and liabilities:
Accounts receivable	183	13,135
Inventories	22,566	37,146
Prepaid expenses and other current assets	1,174	(42)
Other assets	(164)	(76)
Accounts payable	(542)	(6,542)
Accrued expenses and other current liabilities	(4,419)	(4,462)
Deferred revenue	(87)	(10,971)
Lease liabilities	(6,972)	(5,328)
Other long-term liabilities	(80)	(155)
Net cash from operating activities	8,629	15,490

Continued on next page

The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
(Page 2 of 2)

	Nine months ended September 30,
	2023	2022
Investing activities
Business combinations, net of cash and cash equivalents	—	190
Capital expenditures of property, plant and equipment	(4,056)	(7,113)
Other	(2)	(463)
Net cash used in investing activities	(4,058)	(7,386)
Financing activities
Proceeds from Sale-Leaseback Transaction	8,598	—
Borrowings under foreign revolving credit facilities	753	773
Repayments of foreign revolving credit facilities	(778)	(891)
Repayments of Term Loan	(938)	(938)
Payment of withholding tax related to stock awards	(234)	(2,381)
Payments to settle contingent consideration	—	(15,574)
Other	(757)	(469)
Net cash from (used in) financing activities	6,644	(19,480)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(49)	(515)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,166	(11,891)
Cash, cash equivalents and restricted cash at beginning of period	21,291	28,384
Cash, cash equivalents and restricted cash at end of period	$32,457	$16,493

Non-cash investing and financing activities
Right-of-use assets (relinquished) acquired under operating lease obligations	$(768)	$10,991
Assets acquired under finance lease obligations	185	160
Supplemental information
Cash paid for interest	10,519	6,860
Cash (refunds) paid for income taxes	(1,039)	3,577

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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the SEC for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and, in the opinion of management, reflect all normal and recurring adjustments which are necessary for the fair statement of the Company’s financial information. The Company reclassified balances of $704 and $1,200 as of December 31, 2022, previously reported in "Current portion of long-term debt" and "Long-term debt", respectively, into "Current portion of finance lease liabilities" and "Long-term finance lease liabilities", respectively, on consolidated balance sheet as of December 31, 2022, to conform to the current period presentation. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements of the Company, which is included in the 2022 Annual Report. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2022 Annual Report.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include provisions for sales returns, rebates and claims from customers, realization of accounts receivable and inventories, fair value of assets acquired and liabilities assumed for business combinations, valuation of intangible assets, estimated useful lives of long-lived assets, incremental borrowing rate applied in lease accounting, valuation of stock-based compensation, recognition of deferred income taxes, classification of debt pursuant to certain terms in our credit agreements, recognition of liabilities related to commitments and contingencies and valuation allowances. Actual results may differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information available.
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
Restructuring
The Company began a restructuring plan (the "Restructuring Plan") during the three months ended December 31, 2022, and undertook significant actions to streamline operations, reduce costs and improve efficiencies. The major initiatives of the first phase of the Restructuring Plan include (i) narrowing the Company's product and brand portfolio and (ii) the relocation and consolidation of certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach. The Company's strategic product consolidation entailed removing approximately one-third of all products and one-fifth of all brands relating to the Company's primary product portfolio, which excludes the garden center business in Canada.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
During the three months ended September 30, 2023, the Company recorded a net restructuring benefit of $243 for the first phase of the Restructuring Plan, primarily due to reversing an immaterial restructuring accrual. During the nine months ended September 30, 2023, the Company recorded net pre-tax charges of $1,956 which were primarily related to the relocation and termination of certain facilities in Canada, partially offset by the aforementioned restructuring benefit. The Company incurred $0 and $744 of non-cash charges during the three and nine months ended September 30, 2023, respectively, relating to asset dispositions and write-downs. Total costs incurred relating to this first phase of the Restructuring Plan since it commenced in the fourth quarter of 2022 are (i) $6,398 relating to inventory markdowns and (ii) $3,245 relating primarily to the relocation and termination of certain facilities in Canada.
As a result of the continued adverse market conditions, the Company is implementing a second phase of the Restructuring Plan, including U.S. manufacturing facility consolidations, in particular with respect to production of certain durable equipment products. The Company is reducing facility space and consolidating manufacturing operations to improve efficiency and reduce costs. During the three and nine months ended September 30, 2023, the Company recorded pre-tax restructuring charges of $7,846 for the second phase, relating primarily to non-cash raw material inventory write-downs as the Company plans to sell these assets and reduce storage space within certain manufacturing facilities. These restructuring charges are recorded within Cost of goods sold on the condensed consolidated statements of operations, and are subject to significant estimate.
Including both phases of the Restructuring Plan, the Company recorded $7,444 and $9,401 of total restructuring charges within Cost of goods sold on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. The Company recorded total charges for both phases of the Restructuring Plan of $159 and $401 within Selling, general and administrative ("SG&A") expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.
The following table presents the activity in accrued expenses and other current liabilities for restructuring costs related to the first and second phases of the Restructuring Plan for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Phase 1	Phase 2
Restructuring Accruals as of July 1, 2023	$493	$—
(Reversal) Expense	(243)	150
Cash Payments	(225)	—
Restructuring Accruals as of September 30, 2023	$25	$150

	Nine Months Ended September 30, 2023
	Phase 1	Phase 2
Restructuring Accruals as of January 1, 2023	$696	$—
Expense	1,213	150
Cash Payments	(1,884)	—
Restructuring Accruals as of September 30, 2023	$25	$150

Refer to Item 2. Management’s Discussion And Analysis Of Financial Condition And Results of Operations – Market Conditions for further explanation of the Restructuring Plan and estimates of additional costs that may be incurred. The amounts the Company will ultimately realize or disburse could differ from these estimates.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
United States	$45,683	$61,234	$142,180	$233,328
Canada	9,242	13,605	38,826	54,444
Intersegment eliminations	(757)	(684)	(1,609)	(4,732)
Total consolidated net sales	$54,168	$74,155	$179,397	$283,040

	September 30, 2023	December 31, 2022
United States	$71,538	$80,380
Canada	33,236	36,020
Total property, plant and equipment, net and operating lease right-of-use assets	$104,774	$116,400
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Inventories
Inventories consist of finished goods, work-in-process, and raw materials used in manufacturing products. Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. The Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold or otherwise disposed. If inventory is sold, any related reserves would be reversed in the period of sale. During the year ended December 31, 2022, and the three and nine months ended September 30, 2023, the Company estimated inventory markdowns relating to restructuring charges based upon current and anticipated demand, customer preferences, business strategies, and market conditions including management's actions with respect to inventory raw materials, products and brands being removed from the Company's portfolio. Hydrofarm's strategic product consolidation entailed removing approximately one-third of all products and one-fifth of all brands relating to the Company's primary product portfolio.
Note receivable and Investment
In 2019, the Company executed a note receivable secured by equipment to a third-party, the terms of which were amended and restated during the first quarter of 2021. The note receivable provided for interest and installment payments to the Company, and full maturity of the note in 2024. During the first quarter of 2022, the third-party defaulted on interest payments, and the Company measured an impairment on the note receivable based on the estimated fair value of the collateral. The Company recorded impairment losses of zero and $2,636 during the three and nine months ended September 30, 2022, respectively, in Impairments on the condensed consolidated statements of operations. As of December 31, 2022, the note receivable carrying value was $475 and it was classified in Other assets on the condensed consolidated balance sheet. During the first quarter of 2023, the Company agreed to forgive the note receivable in exchange for interest in a third-party equity investment. The investment is recorded at an estimated cost basis of $531, inclusive of capitalized transaction costs, which is reported within Other assets on the condensed consolidated balance sheet.
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
The amount billed to customers for shipping and handling costs included in net sales was $1,813 and $7,099 during the three and nine months ended September 30, 2023, respectively, and $3,103 and $10,661 during the three and nine months ended September 30, 2022, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits reported within deferred revenue in the condensed consolidated balance sheets, totaled $3,564 and $3,654 as of September 30, 2023, and December 31, 2022, respectively. There are no significant financing components. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.

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
3. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Primarily due to a sustained decline in the Company's market value of common stock and market conditions, the Company identified a triggering event requiring a test for impairment as of June 30, 2022. The Company completed its goodwill impairment testing and recorded an impairment charge of $189,572 as the test determined that the carrying value of the U.S. and Canada reporting units was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the United States and Canada caused by macroeconomic and industry conditions.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Intangible assets, net
Intangible assets, net comprised the following:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$9,338	$(8,256)	$1,082	$9,408	$(7,976)	$1,432
Customer relationships	99,808	(30,046)	69,762	99,933	(24,533)	75,400
Technology, formulations and recipes	114,181	(22,679)	91,502	114,187	(15,344)	98,843
Trade names and trademarks	131,491	(15,066)	116,425	131,410	(10,052)	121,358
Other	4,775	(4,357)	418	4,778	(4,246)	532
Total finite-lived intangible assets, net	359,593	(80,404)	279,189	359,716	(62,151)	297,565
Indefinite-lived intangible asset:
Trade name	2,801	—	2,801	2,801	—	2,801
Total Intangible assets, net	$362,394	$(80,404)	$281,990	$362,517	$(62,151)	$300,366
Amortization expense related to intangible assets was $6,180 and $18,272 for the three and nine months ended September 30, 2023, respectively. Amortization expense related to intangible assets was $6,218 and $27,209 for the three and nine months ended September 30, 2022, respectively. The following are the estimated useful lives and the weighted-average amortization period remaining as of September 30, 2023, for the major classes of finite-lived intangible assets:

	Useful lives	Weighted-average amortization period remaining
Computer software	3 to 5 years	2 years
Customer relationships	7 to 18 years	10 years
Technology, formulations and recipes	8 to 12 years	9 years
Trade names and trademarks	15 to 20 years	17 years
The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2023, is summarized below:

Estimated Future Amortization Expense
For the period of October 1, 2023 to December 31, 2023	$6,136
Year ending December 31,
2024	24,489
2025	24,271
2026	24,011
2027	23,820
Thereafter	176,462
Total	$279,189

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
The following table presents basic and diluted EPS for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(19,884)	$(23,539)	$(49,598)	$(250,147)
Weighted-average shares of common stock outstanding	45,607,195	45,089,286	45,429,139	44,907,355
Dilutive effect of warrants and share based compensation awards using the treasury stock method	—	—	—	—
Diluted weighted-average shares of common stock outstanding	45,607,195	45,089,286	45,429,139	44,907,355
Basic EPS	$(0.44)	$(0.52)	$(1.09)	$(5.57)
Diluted EPS	$(0.44)	$(0.52)	$(1.09)	$(5.57)
The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential shares of common stock as their inclusion would have an anti-dilutive effect on diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Shares subject to warrants outstanding	17,669	17,669	17,669	17,669
Shares subject to unvested performance and restricted stock units	2,310,588	1,220,733	2,310,588	1,220,733
Shares subject to stock options outstanding	577,961	682,361	577,961	682,361
5. ACCOUNTS RECEIVABLE, NET, AND INVENTORIES
Accounts receivable, net comprised the following:

	September 30, 2023	December 31, 2022
Trade accounts receivable	$17,331	$18,204
Allowance for doubtful accounts	(1,344)	(1,556)
Other receivables	1,083	579
Total accounts receivable, net	$17,070	$17,227

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Inventories comprised the following:

	September 30, 2023	December 31, 2022
Finished goods	$61,378	$83,134
Work-in-process	3,731	5,403
Raw materials	25,102	38,558
Allowance for inventory obsolescence	(10,110)	(15,697)
Total inventories	$80,101	$111,398
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
6. LEASES
The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2038. Also, the Company leases some property, plant and equipment under finance leases. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 20 years. However, these options are generally not reflected in the calculation of the right-of-use assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company incurred operating lease costs of $2,897 and $9,622 during the three and nine months ended September 30, 2023, respectively, and $2,929 and $8,548 during the three and nine months ended September 30, 2022, respectively. These costs are included primarily within SG&A in the condensed consolidated statements of operations.
The Company has operating subleases which have been accounted for by reference to the underlying asset subject to the lease, primarily as an offset to rent expense within SG&A. For the three and nine months ended September 30, 2023, the Company recorded sublease income of $323 and $1,495, respectively. For the three and nine months ended September 30, 2022, the Company recorded sublease income of $351 and $900, respectively.
In January 2023, Gotham Properties LLC, an Oregon limited liability company and a subsidiary of the Company (“Seller”), consummated a Purchase and Sale Agreement with J & D Property, LLC, a Nevada limited liability company (“Purchaser”) pursuant to which certain real property located in the City of Eugene, County of Lane, State of Oregon (the “Eugene Property”) was sold to Purchaser for $8,598 and then leased back by Seller (the “Sale-Leaseback Transaction”). The new lease has a term of 15 years with annual rent starting at $731 and fixed increases to the final year when annual rent is $964. The Company is accounting for the transaction as a failed sale-leaseback which requires retaining the asset associated with the property and recognizing a corresponding financial liability for the cash received. The Eugene Property serves as the manufacturing and processing site for certain of the Company’s grow media and nutrient brands. The Company intends to reinvest the net cash proceeds into certain permitted investments, such as capital expenditures. Refer to Note 9 - Debt for further discussion. The foregoing description of the reinvestment provisions does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Total right-of-use ("ROU") assets and lease liabilities were as follows:

	Balance Sheet Classification	September 30, 2023	December 31, 2022
Lease assets
Operating lease assets	Operating lease right-of-use assets	$56,655	$65,265
Finance lease assets	Property, plant and equipment, net	9,595	2,005
Total lease assets		$66,250	$67,270

Lease liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$8,505	$9,099
Finance leases	Current portion of finance lease liabilities	974	704
Noncurrent:
Operating leases	Long-term operating lease liabilities	49,843	56,299
Finance leases	Long-term finance lease liabilities	8,956	1,200
Total lease liabilities		$68,278	$67,302
The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with terms greater than one year as of September 30, 2023, are as follows:

	Operating	Finance
For the period of October 1, 2023 to December 31, 2023	$2,723	$374
Year ending December 31,
2024	10,668	1,441
2025	10,597	1,302
2026	9,273	851
2027	8,931	853
2028	8,377	806
Thereafter	16,777	8,038
Total lease payments	67,346	13,665
Less portion representing interest	(8,998)	(3,735)
Total principal	58,348	9,930
Less current portion	(8,505)	(974)
Long-term portion	$49,843	$8,956

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net comprised the following:

	September 30, 2023	December 31, 2022
Machinery and equipment	27,622	27,832
Peat bogs and related development	11,597	10,761
Building and improvements	10,099	9,920
Land	6,104	6,107
Furniture and fixtures	3,947	3,921
Computer equipment	3,320	3,337
Leasehold improvements	5,054	4,177
Gross property, plant and equipment	67,743	66,055
Less: accumulated depreciation	(19,624)	(14,920)
Total property, plant and equipment, net	$48,119	$51,135
Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,728 and $5,893 for the three and nine months ended September 30, 2023, respectively. Depreciation, depletion and amortization expense related to property, plant and equipment, net was $2,221 and $6,006 for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023, Land, Building and improvements, Computer equipment and Machinery and equipment contain finance leases assets, recorded at cost of $12,774, less accumulated depreciation of $3,179. As of December 31, 2022, Computer equipment and Machinery and equipment contains finance leases assets, recorded at cost of $3,128, less accumulated depreciation of $1,123. The increase in finance lease assets primarily relates to the Sale-Leaseback Transaction.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	September 30, 2023	December 31, 2022
Accrued compensation and benefits	$2,403	$2,522
Freight, custom and duty accrual	981	1,022
Goods in transit accrual	841	1,172
Income tax accrual	281	451
Other accrued liabilities	3,517	8,041
Total accrued expenses and other current liabilities	$8,023	$13,208

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
9. DEBT
Debt is comprised of the following:

	September 30, 2023	December 31, 2022
Term loan - net of unamortized discount and deferred financing costs of $4,481 and $5,142 as of September 30, 2023, and December 31, 2022, respectively	$118,332	$118,608
Other	132	160
Total debt	$118,464	$118,768

Current portion of long-term debt	$1,295	$1,307
Long-term debt - net of unamortized discount and deferred financing costs of $4,481 and $5,142 as of September 30, 2023, and December 31, 2022, respectively	117,169	117,461
Total debt	$118,464	$118,768
Term Loan
On October 25, 2021, the Company and certain of its direct and indirect subsidiaries (the "Obligors") entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which the Company borrowed a $125,000 senior secured term loan (“Term Loan”). The Term Loan was amended by Amendment No. 1 to Credit and Guaranty Agreement (“Amendment No. 1”) effective on June 27, 2023, to replace the LIBOR referenced rates with SOFR referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor) plus 5.50%. The ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. Legal fees associated with Amendment No. 1 were not material, and were included in Other income, net, on the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2023. The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the provisions of Amendment No. 1, included as Exhibit 10.2 to this Form 10-Q. Capitalized terms referenced above are defined in the Term Loan.
The Term Loan is subject to a call premium of 1% if called prior to October 25, 2023, and 0% thereafter, and matures on October 25, 2028 ("Maturity Date"). Deferred financing costs are being amortized to interest expense over the term of the loan. For the three months ended September 30, 2023, the effective interest rate was 11.82% and interest expense was $3,667, which includes amortization of deferred financing costs and discount of $223. For the nine months ended September 30, 2023, the effective interest rate was 11.42% and interest expense was $10,543, which includes amortization of deferred financing costs and discount of $661.
The principal amounts of the Term Loan are required to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) selling assets that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. As described in Note 6 – Leases, the Company intends to reinvest the net cash proceeds received in January 2023 from the Sale-Leaseback Transaction into certain permitted investments, such as capital expenditures. This provision of the Term Loan includes cash investments made within a one-year period from the Sale Leaseback Transaction, and includes investments which are contractually committed within one-year, and paid within 180 days after entering into such contractual commitment. If applicable, the amount of any net cash proceeds which are not reinvested would require the Company to make

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
an offer to prepay the corresponding amount on the Term Loan in 2024. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
There were no such mandatory prepayments made since inception of the Term Loan. As of September 30, 2023, and December 31, 2022, the outstanding principal balance on the Term Loan was $122,813 and $123,750, respectively.
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants, and the Company was in compliance with all requirements as of September 30, 2023. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company.
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
The unamortized debt discount and deferred financing costs were $573 as of September 30, 2023, and are included in other assets in the condensed consolidated balance sheets. Debt discount and deferred financing costs are being amortized to interest expense over the term of the Revolving Credit Facility.
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
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability (as defined in the Revolving Credit Facility documents) is less than an amount equal to 10% of the Aggregate Revolving Commitment (currently $55,000), the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability is more than 10% of the Aggregate Revolving Commitment for thirty consecutive days. In order to consummate permitted acquisitions or to make restricted payments, the Company would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated. As of September 30, 2023, the Company is in compliance with the covenants contained in the Revolving Credit Facility.

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
As of September 30, 2023, and December 31, 2022, the Company had zero borrowed under the facility. As of September 30, 2023, the Company would be able to borrow approximately $28 million under the Revolving Credit Facility, before the Company would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
Other Debt
Other debt of $132 and $160 as of September 30, 2023, and December 31, 2022, respectively, was primarily comprised of a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage.
Aggregate future principal payments
As of September 30, 2023, the aggregate future principal payments under long-term debt are as follows:

Debt
For the period of October 1, 2023 to December 31, 2023	$344
Year ending December 31,
2024	1,268
2025	1,269
2026	1,269
2027	1,269
2028	117,526
Total	$122,945
10. STOCKHOLDERS’ EQUITY
Common stock
Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the Board of Directors. As of September 30, 2023, there were 45,688,695 shares outstanding and 300,000,000 shares authorized.
Warrants
On July 19, 2021, the Company completed the redemption ("Redemption") of certain of its outstanding warrants (the "Investor Warrants") that were issued in connection with a private placement of units (the "private placement"), each consisting of a share of common stock and a warrant to purchase an additional one-half (1/2) shares of common stock. In connection with the private placement, the Company agreed to engage the placement agent (the "Placement Agent") as the Company's warrant solicitation agent in the event the Investor Warrants were called for Redemption. The Company agreed to pay a warrant solicitation fee to the Placement Agent equal to five percent of the amount of net cash proceeds solicited by the Placement Agent upon the exercise of certain Investor Warrants following such call for Redemption. As of September 30, 2023, and December 31, 2022, respectively, there were no Investor Warrants outstanding. In connection with the private placement, the Placement Agent was issued warrants (the “placement agent warrants”) which will expire on December 14, 2023.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
As of September 30, 2023, the following table summarizes the outstanding placement agent warrants:

	Number of Warrants	Exercise Price
Placement agent warrants	11,662	$8.43
Placement agent warrants	6,007	$16.86
Total	17,669	$11.30
As of December 31, 2022, the following table summarizes the outstanding placement agent warrants:

	Number of Warrants	Exercise Price
Placement agent warrants	11,662	$8.43
Placement agent warrants	6,007	$16.86
Total	17,669	$11.30
11. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of September 30, 2023, a total of 1,427,455 shares are available for grant under the 2020 Plan.
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
Restricted Stock Unit ("RSU") Activity
RSUs granted to certain executives, employees and members of the Board of Directors expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into shares of the Company's common stock. The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the first quarter of 2023, the Company granted RSU awards that are expected to vest with two equal vesting tranches, which are scheduled to occur on October 31, 2023, and October 31, 2024. During the second quarter of 2023, the Company granted RSU awards to members of the Board of Directors that are expected to vest on the one year anniversary of the grant date. During the three months ended September 30, 2023, the Company granted RSU awards that are expected to vest with three equal vesting tranches, annually on the anniversary of the grant date.
The award granted to a former member of the Board (the "former Board member") in July 2020, and modified in November 2020, contained a market-based vesting condition based on the traded value of shares of the Company’s common stock following the Company's initial public offering ("IPO") over a specific time frame. For this award, the market condition was factored into its fair value. The fair value of the award, at the modification date, was $3,180, all of which was recorded as stock-based compensation expense upon the IPO. In July 2021, the market-based vesting condition for this award was satisfied and 148,315 RSUs of the former Board member vested. The remaining 111,236 unvested RSUs met the time-based vesting conditions during the year ended December 31, 2022, and vested at that time. No additional awards with market-based conditions have been granted.
The following table summarizes the activity related to the Company's RSUs for the nine months ended September 30, 2023. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the nine months ended September 30, 2023:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2022	992,633	$8.57
Granted	1,091,726	$1.19
Vested	(639,118)	$7.54
Forfeited	(62,723)	$11.05
Balance, September 30, 2023	1,382,518	$3.11
As of September 30, 2023, total unamortized stock-based compensation cost related to unvested RSUs was $3,022 and the weighted-average period over which the compensation is expected to be recognized is 1.29 years. For the three and nine months ended September 30, 2023, the Company recognized $1,073 and $3,501, respectively, of total stock-based compensation expense for RSUs. As of September 30, 2023, there were 6,357 RSUs which had previously vested, but were not yet issued due to the recipients' elections to defer the awards.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Performance Stock Unit ("PSU") Activity
During the first quarter of 2023, the Company granted PSU awards that are subject to a one-year vesting requirement (based on continuous employment) and contain performance conditions based on certain performance metrics. The following table summarizes the activity related to the Company's PSUs for the nine months ended September 30, 2023:

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2022	96,246	$15.74
Granted	1,141,543	$1.77
Vested	(25,894)	$15.74
Forfeited	(283,825)	$5.23
Balance, September 30, 2023	928,070	$1.77
During the nine months ended September 30, 2023, the PSU forfeitures were due to employee terminations and performance conditions that were not satisfied, while PSU vests were from awards granted in prior periods. As of September 30, 2023, total unamortized stock-based compensation cost related to unvested PSUs was $231 and the weighted-average period over which the compensation is expected to be recognized is less than one-year. For the three and nine months ended September 30, 2023, the Company recognized $(110) and $306, respectively, of total stock-based compensation (benefit) expense for PSUs.
Stock Options
The vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and options may be exercised up to 10 years from the date of issuance.
There were no stock options granted or exercised during the nine months ended September 30, 2023. The following table summarizes the stock option activity for the nine months ended September 30, 2023:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2022	670,026	$9.50	$2.05	5.25
Cancelled	(87,749)	$8.80	$1.69
Forfeited	(4,316)	$12.85	$7.85
Outstanding as of September 30, 2023	577,961	$9.58	$2.15	3.81
Options exercisable as of September 30, 2023	543,551	$9.23	$1.61	3.63
Vested and expected to vest as of September 30, 2023	577,961	$9.58	$2.15	3.81
The following table summarizes the unvested stock option activity for the nine months ended September 30, 2023:

	Number	Weighted average grant date fair value
Unvested as of December 31, 2022	70,587	$7.02
Vested	(31,861)	$4.38
Forfeited	(4,316)	$7.85
Unvested as of September 30, 2023	34,410	$10.62

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
As of September 30, 2023, total compensation cost related to unvested awards not yet recognized was $209 and the weighted-average period over which the compensation is expected to be recognized is 1.06 years. For the three and nine months ended September 30, 2023, the Company recognized $59 and $214, respectively, of total stock-based compensation expense for stock options.
12. INCOME TAXES
The Company recorded income tax expense of $89 for the three months ended September 30, 2023, representing an effective tax rate of (0.4)%. The Company recorded an income tax benefit of $82 for the nine months ended September 30, 2023, representing an effective income tax rate of 0.2%. The Company’s effective tax rate for the nine months ended September 30, 2023, differs from the federal statutory rate of 21% primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets in the U.S. and most foreign jurisdictions. The income tax expense and benefit for the three and nine months ended September 30, 2023, respectively, was primarily due to minor foreign tax items in certain jurisdictions.
The Company recorded income tax expense of $759 for the three months ended September 30, 2022, representing an effective tax rate of (3.3)%. The Company recorded an income tax benefit of $11,671 for the nine months ended September 30, 2022, representing an effective income tax rate of 4.5%. The Company’s effective tax rate for the nine months ended September 30, 2022, differs from the federal statutory rate primarily due to the impairment of goodwill for certain 2021 acquisitions which was not deductible for United States tax purposes, increases in the Company's valuation allowance on U.S. deferred tax assets, and the establishment of a valuation allowance for Canadian deferred tax assets. As described in Note 3 – Goodwill and Intangible Assets, Net, during the three months ended June 30, 2022, the Company fully impaired the goodwill associated with all 2021 acquisitions. For the nine months ended September 30, 2022, the Company recorded discrete income tax benefits of $12,058 relating primarily to measurement period adjustments associated with 2021 acquisitions, and certain tax benefits related to goodwill impairment.
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
14. FAIR VALUE MEASUREMENTS
Recurring
Contingent consideration, as described under the heading Business combinations in Note 2 – Basis of Presentation and Significant Accounting Policies, was measured at estimated fair value on a recurring basis and based on Level 3 fair value measurements. The fair value of the contingent consideration for the Heavy 16 and Aurora Innovations acquisitions was $200 and $16,834, respectively, as of December 31, 2021. There was no change in the fair value of the contingent consideration for the Heavy 16 acquisition during fiscal year 2022, and it was paid in April 2022. The change in the fair value of contingent consideration for the Aurora Innovations acquisition was a benefit of $1,560, during the six months ended June 30, 2022, and was recognized in SG&A on the condensed consolidated statements of operations during that period. The value of the contingent consideration was $15,274 as of June 30, 2022, and was subsequently paid in July 2022. As of September 30, 2023,

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
and December 31, 2022, the Company had no remaining unsettled contingent consideration relating to the Company's five acquisitions from 2021.
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
Other Fair Value Measurements
The following table summarizes the fair value of the Company’s assets and liabilities which are provided for disclosure purposes:

		September 30, 2023		December 31, 2022
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	32,457	32,457	21,291	21,291

Liabilities
Finance leases	Level 3	9,930	9,930	1,904	1,904
Term Loan	Level 2	122,813	98,250	123,750	105,188
Cash and cash equivalents included funds deposited in banks, and the fair values approximated carrying values due to their short-term maturities. The fair values of other current assets and liabilities including accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term maturities.
The estimated fair value of finance leases approximated their carrying value given the applicable interest rates and the nature of the security interest in the Company’s assets, which were considered Level 3 fair value measurements. Finance leases primarily relate to the Sale-Leaseback transaction that was entered into in the first quarter of 2023. The fair value of the Term Loan was estimated based on Level 2 fair value measurements and was based on bank quotes. The carrying amount of the Term Loan reported above excludes unamortized debt discount and deferred financing costs. Refer to Note 6 – Leases and Note 9 – Debt, for further discussion of the Company's finance leases and Term Loan, respectively.
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
Market Conditions
We have experienced adverse financial results which we believe is primarily a result of an agricultural oversupply impacting our market. The extent to which these market conditions will continue to negatively impact our business and results of operations is uncertain and difficult to predict at this time.
In connection with our previously disclosed evaluation of our facility footprint and product and brand portfolio, we initiated a restructuring plan (the "Restructuring Plan") during the three months ended December 31, 2022. In connection with the first phase of our Restructuring Plan, we have undertaken significant actions to streamline our operations, reduce costs and improve efficiencies during the industry recession. Our major initiatives included (i) narrowing our product and brand portfolio, including removing approximately one-third of all products and one-fifth of all brands relating to our primary product portfolio, which excluded our garden center business in Canada, and (ii) relocating and consolidating certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach, focusing commercial sales on competencies and product assortment gained from our recent acquisitions.
During the three months ended September 30, 2023, we recorded a net restructuring benefit of $0.2 million for the first phase of the Restructuring Plan, primarily due to reversing an immaterial restructuring accrual. For the nine months ended September 30, 2023, we recorded net pre-tax charges of $2.0 million which were primarily costs related to the relocation and termination of certain facilities in Canada. The restructuring charges are primarily recorded within Cost of goods sold on the condensed consolidated statements of operations. Total costs incurred relating to this first phase of the Restructuring Plan since it commenced in the fourth quarter of 2022, are (i) $6.4 million relating primarily to inventory markdowns, and (ii) $3.2 million relating primarily to the relocation and termination of certain facilities in Canada.

As a result of the continued adverse market conditions, we are implementing a second phase of the Restructuring Plan, including U.S. manufacturing facility consolidations, in particular with respect to our production of certain durable equipment products. We plan to reduce facility space and consolidate our manufacturing operations to improve efficiency and reduce costs, while maintaining our high standard of customer service. During the three and nine months ended September 30, 2023, we recorded estimated pre-tax charges of $7.8 million for the second phase of restructuring relating primarily to non-cash raw material inventory write-downs as we plan to sell the assets and reduce capacity and facility space, given low customer demand for these products. We also may evaluate other alternatives or opportunities to maximize our recovery of the inventory value. These restructuring charges are recorded within Cost of goods sold on the condensed consolidated statements of operations. Further, we estimate additional charges associated with this second phase of the Restructuring Plan may exceed $3.0 million and be incurred through the next several quarters as we consolidate and exit facilities. These estimated additional charges include an estimated cash impact of approximately $1.5 million for facility consolidations and lease and other contract terminations. We anticipate the restructuring and related actions may result in cost savings of approximately $1.5 million on an annualized basis. The amounts we will ultimately realize or disburse in connection with both phases of the Restructuring Plan could differ materially from our estimates, and we may not be able to realize the full extent of our anticipated cost savings.
As of June 30, 2022, primarily due to a sustained decline in the market value of our common stock and the market conditions described above, we identified a triggering event requiring a test for goodwill impairment. We completed our goodwill impairment testing and recorded an impairment charge of $189.6 million as the test determined that the carrying value of the goodwill reporting units of U.S. and Canada was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the United States and Canada caused by macroeconomic and industry conditions. We also review intangible assets with finite lives and indefinite lives for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We did not identify a triggering event requiring a test for impairment during the remainder of 2022, or the nine months ended September 30, 2023.
In connection with the goodwill impairment analysis performed as of June 30, 2022, we determined the fair value of the U.S. and Canada reporting units based on an income approach, using the present value of future discounted cash flows, and based on a market approach. The fair values were reconciled to the market value of our common stock to corroborate the estimates used in the interim test for impairment. The fair value determinations were a reflection of sales declines we experienced, which we believe were primarily a result of an agricultural oversupply impacting our market, and a reduction to our profitability and loss from operations. These market conditions continued to negatively impact our business and results of operations during the remainder of 2022, and the nine months ended September 30, 2023.
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

Results of Operations—Comparison of three and nine months ended September 30, 2023 and 2022
The following table sets forth our unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2023, and 2022, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended September 30,
	2023		2022		Period change
Net sales	$54,168	100.0%	$74,155	100.0%	$(19,987)	-27.0%
Cost of goods sold	50,859	93.9%	68,291	92.1%	(17,432)	-25.5%
Gross profit	3,309	6.1%	5,864	7.9%	(2,555)	-43.6%
Operating expenses:
Selling, general and administrative	19,543	36.1%	26,186	35.3%	(6,643)	-25.4%
Loss from operations	(16,234)	-30.0%	(20,322)	-27.4%	4,088	20.1%
Interest expense	(3,963)	-7.3%	(3,073)	-4.1%	890	29.0%
Other income, net	402	0.7%	615	0.8%	(213)	-34.6%
Loss before tax	(19,795)	-36.5%	(22,780)	-30.7%	2,985	13.1%
Income tax expense	(89)	-0.2%	(759)	-1.0%	(670)	-88.3%
Net loss	$(19,884)	-36.7%	$(23,539)	-31.7%	$3,655	15.5%

	Nine months ended September 30,
	2023		2022		Period change
Net sales	$179,397	100.0%	$283,040	100.0%	$(103,643)	-36.6%
Cost of goods sold	150,234	83.7%	253,231	89.5%	(102,997)	-40.7%
Gross profit	29,163	16.3%	29,809	10.5%	(646)	-2.2%
Operating expenses:
Selling, general and administrative	67,442	37.6%	92,407	32.6%	(24,965)	-27.0%
Impairments	—	0.0%	192,328	68.0%	(192,328)	-100.0%
Loss from operations	(38,279)	-21.3%	(254,926)	-90.1%	216,647	85.0%
Interest expense	(11,423)	-6.4%	(7,863)	-2.8%	3,560	45.3%
Other income, net	22	0.0%	971	0.3%	(949)	-97.7%
Loss before tax	(49,680)	-27.7%	(261,818)	-92.5%	212,138	81.0%
Income tax benefit	82	0.0%	11,671	4.1%	(11,589)	-99.3%
Net loss	$(49,598)	-27.6%	$(250,147)	-88.4%	$200,549	80.2%
Net sales
Net sales for the three months ended September 30, 2023, were $54.2 million, a decrease of $20.0 million, or 27.0% compared to the same period in 2022. Net sales for the nine months ended September 30, 2023, were $179.4 million, a decrease of $103.6 million, or 36.6% compared to the same period in 2022.
The 27.0% decrease in net sales for the three months ended September 30, 2023, as compared to the same period in 2022, was due to a 22% decline in volume of products sold and a 5% decrease in price and mix of products sold. The decrease in volume of products sold was primarily related to the aforementioned oversupply in the cannabis industry. During the three months ended September 30, 2023, we reduced selling prices for certain brands and product segments and sold a higher mix of generally lower-priced consumables relative to higher-priced durable products.
The 36.6% decrease in net sales for the nine months ended September 30, 2023, as compared to the same period in 2022, was due to a 34% decline in volume of products sold and a 2% decrease in price and mix of products sold. The decrease in volume of products sold was primarily related to the aforementioned oversupply in the cannabis industry. During the nine months ended September 30, 2023, we sold a higher mix of generally lower-priced consumables relative to higher-priced durable products, and reduced selling prices for certain brands and product segments, including previously reserved lighting products.

Gross profit
Gross profit for the three months ended September 30, 2023, was $3.3 million, a decrease of $2.6 million, or 43.6%, compared to the same period in 2022. Gross profit for the nine months ended September 30, 2023, was $29.2 million, a decrease of $0.6 million, or 2.2%, compared to the same period in 2022.
Gross profit decreased $2.6 million for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to (i) lower net sales, (ii) $7.4 million of estimated restructuring charges recorded in the current year, primarily due to non-cash inventory markdowns, and partially offset by (iii) $4.4 million of inventory reserves and related charges recorded in the prior year period, and (iv) benefits from selling a higher proportion of proprietary brand products, lower freight costs, and improved productivity. Our Restructuring Plan and related cost-saving initiatives contributed to realizing these benefits. Due to non-cash charges in both periods, including the aforementioned inventory markdowns, reserves, and related charges, our gross profit margin percentage (gross profit as a percent of net sales) decreased to 6.1% for the three months ended September 30, 2023, from 7.9% in the same period in 2022.
Gross profit decreased $0.6 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to (i) lower net sales, (ii) $9.4 million of estimated restructuring charges recorded in the current year, primarily due to non-cash inventory markdowns, and partially offset by (iii) $17.8 million of inventory reserves and related charges recorded in the prior year period, (iv) $4.5 million decrease in acquisition and integration expenses, and (v) benefits from selling a higher proportion of proprietary brand products, lower freight costs, and improved productivity. Our Restructuring Plan and related cost-saving initiatives contributed to realizing these benefits. Our gross profit margin percentage increased to 16.3% for the nine months ended September 30, 2023, from 10.5% in the same period in 2022.
Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2023, were $19.5 million, a decrease of $6.6 million, or 25.4% compared to the same period in 2022. SG&A expenses for the nine months ended September 30, 2023, were $67.4 million, a decrease of $25.0 million compared to the same period in 2022.
SG&A expenses decreased $6.6 million for the three months ended September 30, 2023, as compared to the same period in 2022. SG&A expenses decreased in several areas, including as a result of our cost saving and restructuring initiatives: (i) $1.8 million decrease in accounts receivable reserves and related charges, (ii) $1.5 million decrease in salaries and benefits, (iii) $0.9 million decrease in professional and outside services, (iv) $0.7 million decrease in acquisition and integration expenses, (v) $0.6 million decrease in stock-based compensation expense, (vi) $0.4 million decrease in amortization and depreciation expenses, and (vii) $0.3 million decrease in insurance expenses, along with other expense reductions in multiples areas.
The $25.0 million decrease in SG&A expenses for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily related to a $9.3 million decline in amortization and depreciation expenses, as the prior year period included additional amortization expense due to adjustments to the useful lives of intangible assets, as described in Note 2 – Basis of Presentation and Significant Accounting Policies. Additionally, SG&A expenses decreased by $15.7 million in the nine months ended September 30, 2023, due to lower expenses in several areas, including as a result of our cost saving and restructuring initiatives: (i) $4.1 million decrease in salaries and benefits, (ii) $2.8 million decrease in stock-based compensation, (iii) $2.6 million decrease in acquisition and integration expenses, (iv) $1.8 million decrease in professional and outside services, (v) $1.8 million decrease in accounts receivable reserves and related charges, (vi) $1.4 million decrease in costs associated with the relocation of certain of our distribution centers incurred last year, and (vii) $0.7 million decrease in marketing expenses, along with other expense reductions in multiples areas.
Impairments
The Company did not record any impairment charges for the three and nine months ended September 30, 2023. The Company recorded a goodwill impairment charge of zero and $189.6 million for the three and nine months ended September 30, 2022, as we determined that the carrying value of the goodwill reporting units of the U.S. and Canada was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the United States and Canada caused by macroeconomic and industry conditions. For the nine months ended September 30, 2022, the Company also recorded, in the fiscal first quarter, an impairment of a note receivable of $2.6 million. Refer to Note 2 – Basis of Presentation and Significant Accounting Policies and Note 14 – Fair Value Measurements for further description regarding the note receivable impairment.

Interest expense
Interest expense for the three months ended September 30, 2023, was $4.0 million, an increase of $0.9 million compared to the same period in the prior year. Interest expense for the nine months ended September 30, 2023, was $11.4 million, an increase of $3.6 million compared to the same period in the prior year. The increase was primarily due to higher variable interest rates on our Term Loan.
Other income, net
Other income, net for the three months ended September 30, 2023, was $0.4 million, a decrease of $0.2 million compared to the same period in the prior year. Other income, net for the nine months ended September 30, 2023, was less than $0.1 million, a decrease of $0.9 million compared to the same period in the prior year. Other income, net for the three and nine months ended September 30, 2023, was primarily driven by foreign currency exchange rate gains and interest income, partially offset by legal fees associated with the amendment of the Term Loan. Refer to Note 9 – Debt for a further description of the Term Loan amendment.
Income taxes
We recorded income tax expense of $0.1 million for the three months ended September 30, 2023, representing an effective tax rate of (0.4)%. We recorded an income tax benefit of $0.1 million for the nine months ended September 30, 2023, representing an effective income tax rate of 0.2%. Our effective tax rate for the nine months ended September 30, 2023, differs from the federal statutory rate of 21% primarily due to maintaining a full valuation allowance against our net deferred tax assets in the United States and most foreign jurisdictions. The income tax expense and benefit for the three and nine months ended September 30, 2023, respectively, was primarily due to minor foreign tax items in certain jurisdictions.
We recorded income tax expense of $0.8 million for the three months ended September 30, 2022, representing an effective tax rate of (3.3)%. We recorded an income tax benefit of $11.7 million for the nine months ended September 30, 2022, representing an effective income tax rate of 4.5%. Our effective tax rate for the nine months ended September 30, 2022, differs from the federal statutory rate primarily due to the impairment of goodwill for certain 2021 acquisitions which was not deductible for U.S. tax purposes, increases in our valuation allowance on U.S. deferred tax assets, and the establishment of a valuation allowance for Canadian deferred tax assets.
Liquidity and Capital Resources
Cash Flow from Operating, Investing, and Financing Activities
Comparison of the nine months ended September 30, 2023, and September 30, 2022
The following table summarizes our cash flows for the nine months ended September 30, 2023, and 2022 (amounts in thousands):

	Nine months ended September 30,
	2023	2022
Net cash from operating activities	$8,629	$15,490
Net cash used in investing activities	(4,058)	(7,386)
Net cash from (used in) financing activities	6,644	(19,480)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(49)	(515)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,166	(11,891)
Cash, cash equivalents and restricted cash at beginning of period	21,291	28,384
Cash, cash equivalents and restricted cash at end of period	$32,457	$16,493
Operating Activities
Net cash from operating activities was $8.6 million for the nine months ended September 30, 2023, driven by positive cash from operating activities in the second and third quarters. The net cash from operating activities was primarily due to a $11.7 million net cash inflow from a reduction in working capital, partially offset by a reported net loss of $49.6 million less non-cash items of $46.6 million. The net reduction in working capital was primarily driven by decreases of inventories of $22.6 million and prepaid expenses and other current assets of $1.2 million, partially offset by decreases of $7.0 million of lease liabilities and $4.4 million of accrued expenses and other current liabilities.

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
Investing Activities
Net cash used in investing activities was $4.1 million and $7.4 million for the nine months ended September 30, 2023, and September 30, 2022, respectively, primarily due to capital expenditures of property, plant and equipment.
Financing Activities
Net cash from financing activities was $6.6 million for the nine months ended September 30, 2023, primarily driven by $8.6 million of proceeds from the Sale-Leaseback Transaction. In addition, we paid $0.9 million on the Term Loan relating to required quarterly payments of principal.
Net cash used in financing activities was $19.5 million for the nine months ended September 30, 2022, primarily consisting of $15.6 million in payments to settle contingent consideration. We paid $2.4 million related to employees' withholding tax in connection with the vesting of restricted stock units. In addition, we paid $0.9 million on the Term Loan.
Availability and Use of Cash
Our ability to make investments in our business, service our debt and maintain liquidity will depend upon our ability to generate excess operating cash flows through our operating subsidiaries. We believe that our cash flows from operating activities, combined with current cash levels and borrowing availability under the Revolving Credit Facility, will be adequate to support our ongoing operations, to fund debt service requirements, capital expenditures, lease obligations and working capital needs through the next twelve months of operations. However, we cannot guarantee that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Item 1A. Risk Factors included in this Form 10-Q and in our 2022 Annual Report on Form 10-K.
In January 2023, Gotham Properties LLC, an Oregon limited liability company and our subsidiary ("Seller"), consummated a Purchase and Sale Agreement with J & D Property, LLC, a Nevada limited liability company ("Purchaser") pursuant to which certain real property located in the City of Eugene, County of Lane, State of Oregon (the “Eugene Property”) was sold to Purchaser for $8.6 million and then leased back by Seller. The new lease has a term of 15 years with annual rent starting at approximately $0.7 million and increases to the final year when annual rent is approximately $1.0 million. The Eugene Property serves as the manufacturing and processing site for certain of our grow media and nutrient brands. Refer to further discussion below relating to Term Loan reinvestment provisions regarding the net cash proceeds of the Sale Leaseback Transaction.
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
We intend to reinvest the net cash proceeds received in January 2023 from the Sale-Leaseback Transaction into certain permitted investments, such as capital expenditures. This provision of the Term Loan includes cash investments made within a one-year period from the Sale Leaseback Transaction, and includes investments which are contractually committed within one-year, and paid within 180 days after entering into such contractual commitment. If applicable, the amount of any net cash proceeds which are not reinvested would require us to make an offer to prepay the corresponding amount on the Term Loan in 2024. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. We were in compliance with all debt covenants as of September 30, 2023. The Term Loan is secured by a first lien on our non-working capital assets and a second lien on our working capital assets.
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
We were in compliance with all debt covenants as of September 30, 2023. As of September 30, 2023, approximately $28 million was available to borrow under the Revolving Credit Facility, before the Company would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
As of September 30, 2023, and December 31, 2022, the Company had zero borrowed under the Revolving Credit Facility.

Cash and cash equivalents
The cash and cash equivalents balances of $32.5 million and $21.3 million at September 30, 2023, and December 31, 2022, respectively, included $11.7 million and $7.3 million, respectively, held by foreign subsidiaries.
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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of September 30, 2023, we had $122.8 million of Term Loan debt that is subject to variable interest rates that are based on Secured Overnight Financing Rate (“SOFR”) or an alternate base rate. Refer to Part I, Item 1, Financial Statements, Note 9 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of September 30, 2023, our interest expense on the variable-rate debt would increase by an average of $1.1 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks, but may determine to do so in the future.
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
Our restructuring activities may increase our expenses and cash expenditures, and may not have the intended effects.
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
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the military conflict between Russia and Ukraine and armed conflicts between Israel and Hamas. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Ukraine, the Gaza Strip or any other geopolitical tensions.
U.S. and global markets have experienced volatility and disruption following the escalation of geopolitical tensions, including the military conflict between Russia and Ukraine and armed conflicts between Israel and Hamas. Although the length and impact of the ongoing conflicts is highly unpredictable, such conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situations in Ukraine, the Gaza Strip and globally and assessing their potential impacts on our business. In addition, sanctions on Russia and hostilities involving Israel could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.
Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military actions, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in our 2022 Annual Report.

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

Hydrofarm Holdings Group, Inc.

Date: November 9, 2023	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	/s/ B. John Lindeman
B. John Lindeman
Chief Financial Officer
(Principal Financial Officer)