Form 10-K
period 2023-12-31
HYDROFARM HOLDINGS GROUP, INC.
filed 2024-02-29
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number: 001-39773

Hydrofarm Holdings Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-4895761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1510 Main Street
Shoemakersville, Pennsylvania 19555
(707) 765-9990
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	HYFM	Nasdaq Stock Market LLC
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
Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filling reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of a share of common stock on June 30, 2023, as reported by The Nasdaq Global Select Market on such date was $34 million. As of February 15, 2024, the Registrant had 45,794,691 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2023.

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
In some cases, you can identify forward-looking statements by such terminology as "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "expect" and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:
•industry conditions, including oversupply and decreasing prices of our customers' products which, in turn, have materially adversely impacted our sales and other results of operations and which may continue to do so in the future;
•the potential for future charges associated with the impairment of our long-lived assets, inventory allowances and purchase commitment losses, and accounts receivable reserves;
•our liquidity;
•our ability to meet the continued listing standards of The Nasdaq Capital Market ("Nasdaq");
•the impact of our restructuring activities on our expenses and cash expenditures;
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
•the marketability of our common stock; and
•other risks and uncertainties, including those listed in "Risk Factors."
We have based these forward-looking statements largely on our current expectations and future events and trends that we believe may affect our business, financial condition, results of operations, prospects, and financial needs. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We disclaim any intention or obligation to publicly update or revise any forward-looking statements for any reason or to conform such statements to actual results or revised expectations, except as required by law.
"Hydrofarm" and other trade names and trademarks of ours appearing in this Annual Report on Form 10-K are our property. This Annual Report on Form 10-K contains trade names and trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.
Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms "Hydrofarm", "the Company," "we," "our" and "us" refer to Hydrofarm Holdings Group, Inc. and its subsidiaries.

PART I
Item 1.        BUSINESS
Introduction
We are a leading independent manufacturer and distributor of controlled environment agriculture ("CEA") equipment and supplies, including a broad portfolio of our own innovative and proprietary branded products. We primarily serve the U.S. and Canadian markets, and believe we are one of the leading competitors in these markets in an otherwise highly fragmented industry. For over 40 years, we have helped growers make growing easier and more productive. Our mission is to empower growers, farmers and cultivators with products that enable greater quality, efficiency, consistency and speed in their grow projects. For the 2023 fiscal year, our net sales were $227 million. From 2005 through 2023, we generated a net sales compound annual growth rate ("CAGR") of approximately 12%.
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
How We Serve Our Customers
Our customer value proposition is centered on two pillars. First, we strive to offer the best selection by being a branded provider of all CEA needs. Second, we seek to be the gold standard in distribution and service, leveraging our infrastructure and reach to provide customers with just-in-time ("JIT") delivery capabilities and exceptional service across the United States and Canada.
Complete Range of Innovative CEA Products
We offer thousands of innovative, branded CEA products to provide solutions for our customers. Our product portfolio spans lighting, growing media (i.e., premium soils and soil alternatives), nutrients, equipment and supplies.
Some of our most well-known proprietary brands include Active Air, Active Aqua, Aurora Peat Products, HEAVY 16, House & Garden, Gaia Green, Grotek, Innovative Growers Equipment, Mad Farmer, Phantom, PHOTOBIO, Procision, Roots Organics, Soul, and SunBlaster. We estimate that approximately three-quarters of our net sales relate to consumable products, including growing media, nutrients and supplies that are subject to regular replenishment. The remaining portion of our net sales relate to durable products such as hydroponic lighting and equipment. The majority of products we offer are produced by us or are supplied to us under exclusive or preferred brand relationships. These exclusive and preferred brands generally provide higher gross profit margins compared to distributed brands and provide a competitive advantage as we offer our customers a breadth of products that cannot be purchased elsewhere.
We source individual components from our supplier base to assemble certain products. Raw materials used in our nutrient manufacturing operations primarily include nitrogen, potassium, and phosphate. In addition, our durables manufacturing operations primarily use steel, plastic, and aluminum as raw materials. We source these raw materials from suppliers located primarily in the United States, Canada, Europe, and China. One supplier accounted for over 10% of purchases in 2023 and 2022.

The following graphic illustrates a representative set of our market-leading products across key CEA product categories:

LIGHTING

Photobio TX LED

ILE Radiance LED

PHANTOM LED

Phantom DE

Autopilot PX2 Lighting Controller

Agrosun HID

EQUIPMENT

Autopilot CO_2 Monitor & Controller

Active Aqua Rolling Bench

Active Air 16" Wall Mount Fan

IGE Ebb & Flow Bench

Active Aqua Chiller

Active Air Duct Fan

GROW MEDIA

GROW!T Commercial Blocks

FoxFarm Potting Soil

Grodan Stone Wool

GROW!T Clay Pebbles

Roots Organics Potting Soil

Aurora Peat Products Procision Classic

NUTRIENTS

HEAVY 16 Fire

Mad Farmer Mother Of All Bloom

House & Garden Roots Excelurator

Grotek Monster Bloom

Roots Organics Nutrients

Gaia Green Power Bloom

SUPPLIES

Trim Fast Premium Ergonomic Pruner

Active Aqua Premium Flood Table

Jump Start Seedling Heat Mat

Trellis Netting Mesh

DirtPot Flexible Portable Planter

Active Air CO_2 Tank

Infrastructure and Reach for Fast Delivery, High In-Stock Availability and Exceptional Service
Our infrastructure and reach enables us to provide delivery and service capabilities to a diverse group of customers primarily in the United States and Canada. We believe that our six U.S.-based distribution centers can reach a significant majority of our U.S. customers within 48 hours and that our two Canadian distribution centers can provide timely coverage to the full Canadian market.
In the United States, we currently operate distribution centers in Fairfield, California; Fontana, California; Gresham, Oregon; Denver, Colorado; Shoemakersville, Pennsylvania; and New Hudson, Michigan. In Canada, we currently operate distribution centers in Surrey, British Columbia and Cambridge, Ontario. Outside of North America, we operate a distribution center in Zaragoza, Spain. We use a third party in China to assist with our international supply chain management and quality assurance in Asia. We partner with a network of third-party transportation companies that facilitate delivery to our customers. The majority of customer orders are received through our business-to-business e-commerce platform. Through our Distributor Managed Inventory ("DMI") Program, we partner with our network of customers to create customized, JIT supply chain solutions for large commercial end users.
In the United States, we currently operate manufacturing facilities in Paramount, California; Arcata, California; Eugene, Oregon; Goshen, New York; and Sycamore, Illinois. In Canada, we currently have manufacturing facilities in Edmonton, Alberta.

Edmonton, AB
Surrey, BC
Gresham, OR
Cambridge, ON
Eugene, OR
Sycamore, IL
Goshen, NY
Arcata, CA
New Hudson, MI
Shoemakersville, PA
Denver, CO
Fairfield, CA
Fontana, CA
Paramount, CA
Distribution centers
Manufacturing sites

The CEA Industry
Our principal industry opportunity is in the wholesale distribution of CEA equipment and supplies, which generally include nutrients and fertilizers; grow light systems; horticulture benches and racking systems; heating, ventilation, and air conditioning ("HVAC") systems; humidity and carbon dioxide monitors and controllers; water pumps, heaters, chillers, and filters; and various growing media typically made from soil, peat, rock wool or coconut fiber, among others. Today, we believe that a majority of our products are sold for use in CEA applications.
Pictured: PHOTOBIO MX LED, Active Air Commercial Humidifier, SunBlaster LED Grow Light Garden, Active Air Heavy Duty 16" Metal Wall Mount Fan, IGE Grow Racks, House & Garden Bud XL, and Roots Organics Soilless Hydroponic Coco Mix.
CEA is a component of the global commercial agriculture and consumer gardening sectors. According to industry publications, the global CEA industry was estimated at approximately $74 billion in 2022, and is expected to grow to approximately $378 billion by 2032 representing a CAGR of 18%. The growth of CEA crop output may subsequently drive growth in the wholesale CEA equipment and supplies industry in which we operate.
Expanding populations, limited natural resources and a focus on the environment and the security of our agricultural systems have illuminated the benefits of CEA compared to traditional outdoor agriculture. We believe the adoption of CEA will grow particularly in the commercial agriculture industry, where CEA can be deployed to achieve results that are simultaneously more efficient for the planet and profitable for growers.
Today, we believe that a majority of the CEA equipment and supplies we sell to our customers is ultimately purchased by participants in the cannabis industry, though we do not sell directly to cannabis growers in the United States. An agricultural oversupply has impacted our industry, driving cannabis wholesale prices down and resulting in a decrease in indoor and outdoor cultivation. We believe the oversupply has been impacted by the market impacts of the COVID-19 pandemic. Despite these factors negatively impacting the industry, according to certain industry publications, the U.S. cannabis market is projected to reach approximately $57 billion by 2028, up from an estimated $30 billion in 2022, representing a 11.3% CAGR.
We believe this forecasted growth in the U.S. cannabis market may be attributable to (i) state initiatives for new adult use and/or medical use programs in additional U.S. states, (ii) expanded access for patients or consumers in existing state medical or adult use cannabis programs, and (iii) increased consumption driven by greater product diversity and choice, reduced stigma, and real and perceived health benefits including pain management, the treatment of neurological and mental conditions, and sleep management. In addition, states with legalized adult use cannabis may offer state governments with additional taxation revenue and state job creation. According to a November 2022 poll by Pew Research Center, approximately 59% of U.S. adults say that cannabis should be legal for recreational and medical use, while an additional 30% say it should be legal for medical use only. Cannabis product availability and breadth includes cannabidiol (CBD) and other cannabis-infused products, including edibles, oils, tinctures, and topical treatments.
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
CEA implementation is driven by the factors listed above as well as fruit and vegetable farming, consumer gardening and the adoption of vertical farming. In the United States and Canada, regulatory oversight and statutory requirements for growers and their products enhance product safety and transparency to consumers, and usually necessitate the use of CEA in cannabis cultivation in order to meet mandated tetrahydrocannabinol (THC) content or impurity tolerances.
We believe certain of our CEA end-markets support environmental, social and governance ("ESG") trends as they may preserve resources, enhance the transparency and safety of our food supply chains, and deliver superior performance characteristics versus traditional agriculture.
Our Strategies and Competitive Strengths
Leading Market Position in our Industry
We are a leading independent manufacturer and distributor of CEA equipment and supplies in the United States and Canada. Over the course of our long operating history, we have developed product and market expertise that we believe has made us a leader in our industry.
Broad Portfolio with Innovative Proprietary Offerings and Recurring Consumables Sales
We have a large equipment and consumable product offering, including lighting solutions, growing media, nutrients, equipment and supplies. We offer everything growers need to ensure their operations are maximizing efficiency, output and quality. We maintain an extensive portfolio of products which includes approximately 35 internally developed or acquired proprietary brands across thousands of stock keeping units ("SKUs") as well as over 45 preferred brands. Approximately 75% of our sales relates to proprietary and preferred brands, which generally provide for higher gross profit margins compared to distributed brands and a competitive advantage as we offer products that cannot be purchased elsewhere. We believe that approximately three-quarters of our net sales are generated from consumable products subject to recurring revenue that includes growing media, nutrients and supplies.

We sell proprietary and preferred brands across all of our product categories. In 2021, we completed five acquisitions of branded manufacturers of soil, grow media, plant nutrients, and horticultural benches, racks and grow lights: (i) Heavy 16, (ii) House & Garden, (iii) Aurora Innovations, (iv) Greenstar Plant Products, and (v) Innovative Growers Equipment. We selectively add distributed products when the brand or technology provides us with a more comprehensive assortment to satisfy our customers' needs. In the fourth quarter of 2022, in connection with our restructuring plans, we strategically identified products and brands to exit from our portfolio, enabling us to better focus on higher value proprietary products and solutions for our customers.
Manufacturing Capabilities
We currently operate six manufacturing facilities in North America which include organic certified and synthetic liquid and dry nutrient blending and bottling, organic certified soil blending and bagging, perlite production, injection molding capabilities, custom and off the shelf horticulture benches and racking system fabrication, automated LED light manufacturing (LED surface mounting and light fixture assembly), and peat harvesting and baling. Our peat harvesting operation provides useful products for improving grow media and organic farming.
Supplier Relationships and Geographic Footprint
We have developed distribution relationships with a network of several hundred suppliers, giving us access to a best-in-class diverse product portfolio and allowing us to provide a full range of CEA solutions to our customers. We have cultivated long-term relationships with several of our main suppliers.
We maintain a broad geographic footprint of eight distribution centers to efficiently serve our customers in North America. We also operate a distribution center in Zaragoza, Spain, and we are focusing on expanding our international sales.
Solution Based Approach to Serve Our Customers
We currently maintain long-standing relationships with a diversified range of specialty hydroponic retailers, commercial resellers and greenhouse builders, garden centers, hardware stores, and e-commerce retailers. We serve over 2,000 wholesale customer accounts across multiple channels in North America, providing customers with the capability to purchase their entire product range from us. To better serve our customers, we reorganized our commercial sales team to drive a solution based approach, focusing on added competencies and product assortment gained from our 2021 acquisitions. Our DMI programs offer consultation, technical expertise, facilitated order fulfillment and JIT delivery of products. We leverage a seasoned sales team and our internal product category experts to provide industry insights, product capabilities and customer support.
Expanding our Offerings within CEA Food and Floral Markets and Garden Centers
CEA offers a more sustainable and secure alternative to traditional outdoor agriculture, allowing food to be grown closer to where it is ultimately consumed, thereby reducing supply chain-related risks and food waste. Additionally, we believe consumer gardening can be an important driver of future CEA growth, as many U.S. households participate in lawn and gardening activities today. To that end, we have reorganized our sales efforts to focus on the CEA food and floral market, and the consumer gardening markets, where we are well suited to expand our business.
Productivity and Cost Saving Initiatives
While maintaining our dedication to customer service and on-time delivery, we are focused on reducing costs and improving productivity within the organization. Our initiatives have included reducing headcount, implementing operational changes, consolidating our facility footprint, and focusing our sales efforts on our proprietary brand offerings. We are executing on our previously announced restructuring plans to improve efficiency and reduce costs.
Experienced Management Team with Proven Track Record
We have an experienced leadership team that possesses significant public market experience, a history of driving long-term organic growth and a track record of successful business consolidations. Bill Toler, Chairman and Chief Executive Officer, has over 35 years of executive leadership experience in supply chain and consumer packaged goods, most recently serving as President and Chief Executive Officer of Hostess Brands from April 2014 to March 2018. B. John Lindeman, Executive Vice President and Chief Financial Officer, brings us more than 25 years of finance and leadership experience. Most recently, he served as Chief Financial Officer and Corporate Secretary at Calavo Growers, Inc., a fresh food company, where he was responsible for the finance, accounting, IT and human resource functions.

Effects of COVID-19 on Our Business
The World Health Organization recognized COVID-19 as a global pandemic on March 11, 2020, and it is now widely expected to become endemic. COVID-19 has had significant and ongoing negative impacts on global societies, workplaces, economies and health systems. At various times, authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs, each of which have significantly impacted the ability of many companies to conduct business.
As of the filing of this Annual Report on Form 10-K, our operations are not impacted by any COVID-19 related facility closures, lockdown measures, travel restrictions or similar limitations. However, new waves of COVID-19 or its variants could cause the reinstatement of such limitations, and such limitations may adversely impact our supply chains, the manufacturing of our own products and our ability to obtain necessary materials, all of which could adversely affect our business, results of operations and financial condition. We believe that COVID-19 may at times have contributed to some extended lead times in our supply chain, as well as increased shipping costs, and there is no guarantee that it will not impact our operations in the future.
We believe COVID-19 may have provided a positive demand impact for the Company in 2020 and 2021 from shelter-in-place orders in the United States, a possible negative supply chain impact from workforce disruption at international and domestic suppliers, and a possible negative growth rate impact in 2022 and 2023 due to agricultural oversupply initiated during the height of COVID-related shelter-in-place orders in 2020 and 2021. Management believes that COVID-19 drove a greater volume of sales by our customers in select time periods, thus creating demand for our CEA supplies and equipment. We continue to monitor the COVID-19 pandemic and will adjust our mitigation strategies as necessary to address changing health, operational or financial risks that may arise.
Government Regulation
For U.S. based operations, there is no national regulatory body providing oversight of the Hydrofarm portfolio of products. A substantial number of our products in our growing media and nutrients product lines are subject to U.S. state specific registration requirements. Organic listed products are audited by the California Department of Food and Agriculture and/or the Organic Materials Review Institute. Finished goods and ingredients labeled as pesticides are regulated by federal and state offices of the Environmental Protection Agency (the "EPA"). Canadian based operations and product lines are regulated under the Canadian Food Inspection Agency. Organic certified products are attested by EcoCert. Our peat harvesting operations are regulated by provincial and municipal bodies, including Alberta Environment and Parks regulations.
Grow Media and Nutrients
Grow media and nutrients products include organic listed soils, soils without organic listings, and both organic listed and synthetic nutrients that contain ingredients requiring supplier registration with certain regulators. The use and disposal of these products in some jurisdictions are subject to regulation by various agencies. A decision by a regulatory agency to significantly restrict the use of these products can limit our ability to sell these products.
International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways in light of the ingredients that are used in grow media and nutrient products. In the United States, products containing pesticides generally must be registered with the EPA and similar state agencies before they can be sold or applied. The failure by one of our partners to obtain, or the cancellation of any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our Company, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected, and whether pesticide claims or sales may be made by distributors of any Hydrofarm products which are not actively registered as such. The pesticides we use are either granted a license by the EPA and similar state agencies or exempt from such a license and may be evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we distribute will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect on our business of any future evaluations, if any, conducted by the EPA.
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
In the United States, individual state laws regarding the cultivation, possession, and use of cannabis for adult and medical uses conflict with federal laws prohibiting the cultivation, possession and use of cannabis for any purpose. A number of states have passed legislation legalizing or decriminalizing cannabis for adult use, other states have enacted legislation specifically permitting the cultivation and use of cannabis for medicinal purposes, and several states have enacted legislation permitting cannabis cultivation and use for both adult and medicinal purposes.
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
The public’s perception of cannabis may significantly impact the cannabis industry’s success. Both the medical and adult use of cannabis are controversial topics, and there is no guarantee that future scientific research, publicity, regulations, medical opinion, and public opinion relating to cannabis will be favorable. The cannabis industry is an early-stage business that is constantly evolving with no guarantee of viability. The market for medical and adult use of cannabis is uncertain, and any adverse or negative publicity, scientific research, limiting regulations, medical opinion and public opinion (whether or not accurate or with merit) relating to the consumption of cannabis, whether in the United States or internationally, may have a material adverse effect on our operational results, consumer base, and financial results. Among other things, such a shift in public opinion could cause state jurisdictions to abandon initiatives or proposals to legalize medical or adult cannabis or adopt new laws or regulations restricting or prohibiting the medical or adult use of cannabis where it is now legal, thereby limiting the potential customers and end-users of our products who are engaged in the cannabis industry (collectively "Cannabis Industry Participants").
Demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop. We cannot predict the nature of such developments or the effect, if any, that such developments could have on our business.
We are subject to a number of risks, directly and indirectly through our Cannabis Industry Participants, because cannabis is illegal under United States federal law. Federal law and enforcement may adversely affect the implementation of medical cannabis and/or adult use cannabis laws, and may negatively impact our revenues and profits.
Under the U.S. Controlled Substances Act of 1970 (the "CSA"), the U.S. government currently lists cannabis as a Schedule I controlled substance (i.e., deemed to have no medical value), and accordingly the manufacturing (cultivation), sale, or possession of cannabis is federally illegal. It is also federally illegal to advertise the sale of cannabis or to sell paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is authorized by federal, state, or local law. The U.S. Supreme Court ruled in United States v. Oakland Cannabis Buyers’ Cooperative, 532 U.S. 483 (2001), and Gonzales v.

Raich, 545 U.S. 1 (2005) that the federal government has the right to regulate and criminalize cannabis, even for medical purposes. The illegality of cannabis under federal law preempts state laws that legalize or decriminalize its use. Therefore, strict enforcement of federal law regarding cannabis would likely adversely affect our revenues and results of operations.
Other laws that directly impact the cannabis growers that are end users of certain of our products include:
•Businesses trafficking in cannabis may not take tax deductions for costs beyond costs of goods sold under Internal Revenue Code Section 280E. There is no way to predict how the federal government may treat cannabis businesses from a taxation standpoint in the future, and no assurance can be given to what extent Internal Revenue Code Section 280E, or other tax-related laws and regulations, may be applied to cannabis businesses in the future.
•Because the manufacturing (cultivation), sale, possession and use of cannabis is illegal under federal law, cannabis businesses may have restricted intellectual property and proprietary rights, particularly with respect to obtaining and enforcing patents and trademarks. Our inability to register, or maintain, our trademarks or file for or enforce patents on any of our inventions could materially affect our ability to protect our name, brand and proprietary technologies. In addition, cannabis businesses may face court action by third parties under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). Our intellectual property and proprietary rights could be impaired as a result of our retailers’ and resellers’ involvement with cannabis business, and we could be named as a defendant in an action asserting a RICO violation.
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
•Since cannabis is illegal under federal law, there is a strong argument that banks cannot accept deposit funds from businesses involved in the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Any such inability to open or maintain bank accounts may make it difficult for us to operate our business. Under the Bank Secrecy Act ("BSA"), banks must report to the federal government any suspected illegal activity, which includes any transaction associated with a cannabis business. These reports must be filed even though the business is operating legitimately under state law. In addition, due to our retailers’ and resellers’ involvement with cannabis businesses, our existing bank accounts could be closed.
•Insurance that is otherwise readily available, such as general liability and directors and officer’s insurance, may be more difficult for us to find, and more expensive, to the extent we are deemed to operate in the cannabis industry.
Any presidential administration, current or future, could change federal enforcement policy or execution and decide to enforce the federal cannabis laws more strongly. Recent administrations have disagreed on how strongly to enforce federal cannabis laws. Certain laws and regulations affecting the U.S. cannabis industry include the following:
•On August 29, 2013, the U.S. Department of Justice (the "DOJ") under the Obama administration issued a memorandum (the "Cole Memorandum"), characterizing strict enforcement as an inefficient use of federal investigative and prosecutorial resources. The Cole Memorandum provided guidance to all federal prosecutors and indicated that federal enforcement of the CSA against cannabis-related conduct should be focused on specific priorities, including cannabis distribution to minors, violence in connection with cannabis distribution, cannabis cultivation on federal property, and collection of cannabis-derived revenue by criminal enterprises, gangs and cartels.
•On January 4, 2018, the DOJ under the Trump administration issued a memorandum (the "Sessions Memorandum"), which effectively rescinded the Cole Memorandum and directed federal prosecutors to enforce the CSA and to follow well-established principles when pursuing prosecutions related to cannabis activities. The DOJ under the Biden administration has not readopted the Cole Memorandum, but President Biden has indicated support for decriminalization of cannabis.
•On October 6, 2022, President Biden issued an executive order pardoning all persons convicted of simple possession of cannabis under the CSA. In the same executive order, President Biden also directed the Secretary of Health and Human Services and the Attorney General to initiate an administrative process to review the scheduling of cannabis under the CSA, and on August 29, 2023, the Department of Health and Human Services officially recommended that the DEA reschedule cannabis from Schedule I to Schedule III, although the DEA is not obligated to follow this recommendation.
•On December 2, 2022, President Biden signed into law the Medical Marijuana and Cannabidiol Research Expansion Act, which streamlines and expands the process for researching the medical use of cannabis.
Currently in the United States, 38 states have adopted frameworks that authorize and regulate cannabis cultivation and sale for medical use, while 24 states legalized cannabis for medical and recreational use. It is estimated that over half of the United States population resides in a state where cannabis is currently legal for medical and recreational use.
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
Unless and until cannabis is de-scheduled entirely or rescheduled or Congress amends the CSA with respect to medical and/or adult use cannabis, there is a risk that federal prosecutors may enforce the existing CSA. Federal authorities may decide to change their current posture and begin to enforce current federal cannabis law and, if they begin to aggressively enforce such laws, it is possible that they could allege that we violated federal laws by selling products used in the cannabis industry. As a result, active enforcement of the current federal regulatory position on cannabis may directly or indirectly adversely affect our revenues and profits.
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
Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the BSA, as amended by the USA Patriot Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. In February 2014, the Financial Crimes Enforcement Network ("FinCEN") of the Treasury Department issued a memorandum (the "FinCEN Memo") providing guidance to banks seeking to provide services to cannabis businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis businesses without risking federal prosecution for violation of U.S. federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis violations of the CSA and outlines extensive due diligence and reporting requirements. The FinCEN Memo currently remains in place, but it is unclear at this time whether current or future administrations will continue to follow the guidelines of the FinCEN Memo. Any abrogation or modification of the FinCEN Memo could negatively affect the ability of certain of the end users of our products to establish and maintain banking relationships.
The U.S. House of Representatives passed the Secure and Fair Enforcement (SAFE) Act (the "SAFE Banking Act") numerous times. This bill was intended to protect banks and credit unions from federal prosecution for providing services to cannabis companies, thus allowing cannabis companies greater access to deposit accounts, insurance, and other financial institutions. However, the U.S. Senate has thus far failed to pass the SAFE Banking Act or other similar legislation. In September 2023, the Secure and Fair Enforcement Regulation Banking Act ("SAFER Banking Act") passed the U.S. Senate Banking Committee. However, passage of the SAFER Banking Act in the U.S. Senate or U.S. House of Representatives remains uncertain.
Some of our products are used by Cannabis Industry Participants and used in connection with cannabis businesses that are subject to federal and state controlled substance laws and regulations. Cannabis businesses are subject to a number of risks related to controlled substances, which risks could reduce demand for our products by Cannabis Industry Participants. Such risks include, but are not limited to, the following:
•Cannabis is currently a Schedule I drug under the CSA and regulated by the Drug Enforcement Administration (the "DEA") as an illegal substance. The Food and Drug Administration ("FDA"), in conjunction with the DEA, licenses cannabis research and drugs containing active ingredients derived from cannabis. If cannabis were to become legal under federal law, its sale and use could become regulated by the FDA or another federal agency.
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
On March 29, 2021, we and our subsidiaries (the "Subsidiary Obligors") entered into a senior secured revolving loan facility with JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent for the lenders, which was subsequently amended and currently provides for a maximum commitment amount of $55 million and terminates on June 30, 2026 (as amended, the "Revolving Credit Facility"). On October 25, 2021, we and the Subsidiary Obligors entered into a $125 million senior secured term loan facility with JPMorgan as administrative agent for the lenders, which was subsequently amended (the "Term Loan"). The Revolving Credit Facility and the Term Loan (collectively, the "Credit Facilities") each contain customary covenants, restrictions and defaults. The Credit Facilities prohibit us and the Subsidiary Obligors from selling our products, inventory or services directly to cannabis growers operating in any country that prohibits the sale and use of cannabis products other than in accordance with the applicable laws of such country. As a result, the Company does not sell our products, inventory or services directly to cannabis growers operating in any country that prohibits the sale and use of cannabis products other than in accordance with the applicable laws of such country. See "Risk Factors— Risks Relating to our Indebtedness" for further detail.
Intellectual Property
We own 15 issued U.S. design patents, 2 issued U.S. utility patents, 4 issued foreign patents and designs, 106 registered U.S. trademarks, and 121 registered foreign trademarks. Our 21 issued patents cover grow lighting and hydroponic systems and components. These issued patents and our registered trademarks allow us to build out our proprietary brand products. Our owned U.S. and foreign issued patents are expected to expire between 2024 and 2035.
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
We may need to obtain licenses to patents and other intellectual property and proprietary rights held by third parties to develop, manufacture and market our products, if, for example, we should wish to develop products that incorporate or otherwise include, third-party patented technology. If we are unable to timely obtain these licenses on commercially reasonable terms (or at all) and maintain these licenses, our ability to commercially market our products, may be inhibited or prevented.
In addition, because the manufacturing (cultivation), harvesting, processing, distribution, sale, possession and use of cannabis is illegal under federal law, companies that transact with cannabis businesses may have restricted intellectual property and proprietary rights particularly with respect to obtaining and enforcing patents and trademarks. We do not believe these restrictions apply to our business. However, if we are restricted in our ability to register, or maintain, our trademarks or to file for or enforce patents on any of our inventions, such an inability could materially affect our ability to protect our name, brand and proprietary technologies. See "— Risks Relating to Our Intellectual Property" for more information on the risks associated with intellectual and proprietary rights.
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
As of December 31, 2023, we had 369 full time employees globally, as compared to 498 full time employees as of December 31, 2022. Of this amount, approximately 69% are located in the United States, and the remainder primarily in Canada. During 2023, we reduced headcount and we may implement further reductions in the future to create operational efficiencies. Additionally, we use temporary workers as needed to provide flexibility for our business including for seasonal projects.
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
Workplace safety is important to our business culture and we believe that a safe and empowered workforce is critical to the success of our business. We maintain health and safety programs, including our Environmental Health and Safety ("EHS") management system. Our associates participate in safety committees, hazard identification, work order resolutions and mandatory compliance training. Additionally, we participate in third party health and safety inspections to meet regulatory requirements. To evaluate our health and safety performance, we use an EHS scorecard composed of leading and lagging indicators, such as progress measurements for behavioral-based safety and hazard observations, near-miss reporting, and total recordable incident rates.

Corporate Structure
We have been in the business of supplying indoor gardeners since 1977. We conduct our business through our wholly-owned, direct and indirect subsidiaries.
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
•manufacturing risks as a result of recent acquisitions;
•expenses and risks associated with our restructuring activities;
•the risk that adverse weather may impact our peat harvest;
•the risk of product defects;
•our ability to keep pace with technological advances;
•increased prices and inflation could negatively impact our margin performance and our financial results;
•acquisitions, other strategic alliances and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact our business and results of operations;
•our commitments to long-term leases and our ability to renew or exit our leases;
•the costs and risks of operating internationally;
•our ability to comply with environmental regulations;
•interruptions in our supply chain;
•general economic and/or industry and financial conditions, specifically in the United States and Canada;
•increasing scrutiny, costs and compliance with environmental, social and governance practices;
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
•our ability to make our debt service payments pursuant to the Credit Facilities; and
•restrictions imposed by our Credit Facilities, including on our ability to sell products directly to the cannabis industry.
Risks Relating to Third Parties
•we rely on a limited base of suppliers for certain products, which may result in disruptions to our business;
•if our suppliers are unable to source raw materials or the prices of raw materials increase, this may adversely affect our results of operations; and
•as our suppliers sell directly into the retail market that we conduct our current or future business in, we may face increased competition.
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
Risks Relating to Our Intellectual Property
•we may not be able to adequately obtain, maintain, protect or enforce our intellectual property and other proprietary rights;
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
•certain provisions in the Credit Facilities, our corporate charter documents and under Delaware law could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove current management or to obtain a favorable judicial forum for disputes with directors, officers or employees;
•risks related to us being a holding company;
•our ability to meet the continued listing standards of The Nasdaq Global Select Market; and
•the market price of our common stock may be volatile.

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
We have invested in acquisition and development of our proprietary brand offerings. Although we believe that our proprietary brand products offer value to our customers and generally provide us with higher gross margins than comparable third-party branded products we sell, the expansion of our proprietary brand offerings also subjects us to certain specific risks in addition to those discussed elsewhere in this section, such as:
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
Our products compete against national and regional products and private label products produced by various suppliers, many of which are established companies that provide products that perform functions similar to our products. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products. Some of our competitors have substantially greater financial, operational, marketing and technical resources than we do. Moreover, some of these competitors may offer a broader array of products and sell their products at prices lower than ours, and may have greater name recognition. In addition, we may face competition from new entrants into our field. Due to this competition, we may encounter difficulties in generating revenues and capturing market share. In addition, increased competition may lead to reduced prices and/or margins for products we sell. We may not have the financial resources, relationships with key suppliers, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.
We may not successfully develop new products or improve existing products or maintain our effectiveness in reaching consumers through rapidly evolving communication vehicles.
Our future success depends, in part, upon our ability to improve our existing products and to develop, manufacture and market new products to meet evolving consumer needs. We cannot be certain that we will be successful in developing, manufacturing and marketing new products or product innovations which satisfy consumer needs or achieve market acceptance, or that we will develop, manufacture and market new products or product innovations in a timely manner. If we fail to successfully develop, manufacture and market new products or product innovations, or if we fail to reach existing and potential consumers, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations. In addition, the development and introduction of new products and product innovations require substantial research, development and marketing expenditures. We may be unable to invest in new products and innovations, and may be unable to recoup any such investments if our new products or innovations do not achieve market acceptance.
Many of the products we distribute and market, such as our fertilizers and nutrients, contain ingredients that are subject to regulatory approval or registration with certain U.S., Canadian and/or international regulators. The need to obtain such approval or registration could delay the launch of new products or product innovations that contain such ingredients or otherwise prevent us from developing and manufacturing certain products and product innovations. Failure to properly register and maintain these registrations for these products could result in significant penalties, additional costs, product stop-sales or recalls.
Long-lived assets and inventories represent a significant portion of our total assets and we may be required to record impairments or write-downs in future periods.
Our consolidated balance sheet as of December 31, 2023 includes $275.9 million of intangible assets, net, $75.4 million of inventories, $47.4 million of property, plant, and equipment, net, and $54.5 million of operating lease right-of-use assets. In the three month period ending June 30, 2022, we recorded a $189.6 million goodwill impairment charge due to a decline in the estimated fair value of our reporting units, which reduced the carrying value of our goodwill to zero. During the years ended December 31, 2022 and 2023, we recorded significant allowances for obsolete inventory and restructuring charges associated with inventory write-downs.
Long-lived assets, such as intangible assets, property, plant and equipment and operating lease right-of-use assets are reviewed for impairment whenever events, changes or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If we were to conclude that a future write-down of our long-lived assets is necessary, we would have to record the appropriate charge, which could result in a material adverse effect on our results of operations. Inventories consist of manufactured goods, goods acquired for resale, and materials consumed in business operations. Inventories are stated at the lower of cost or net realizable value, and we maintain an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. We have experienced sales declines, which we believe are primarily a result of agricultural oversupply impacting our market. The extent to which these market conditions will continue to impact our business, results of operations, and cash flows are uncertain and difficult to predict at this time, and may result in lower margins, inventory write-downs, accounts receivable allowances, and impairments of our long-lived assets which could have a material adverse effect on our business, financial condition and results of operations.
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
Our inventory is stored at warehouses in the United States, Canada and Spain. Our inventory is vulnerable to accidents, fire, flood, earthquakes, and similar events that may impact our facilities. Any damage to or loss of all or a significant portion of our inventory could cause significant delays in shipment of goods to our customers, resulting in negative publicity about and diminished customer confidence in our business. In addition, we may experience theft of our products while they are being held in inventory, or during the course of their shipment to other warehouses within our network, or during shipment to our customers. We maintain insurance to cover losses resulting from theft. Nevertheless, if our security measures fail, losses exceed our insurance coverage or are not otherwise covered by insurance, or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from damage, loss or theft, any of which could substantially harm our business and results of operations.
As a result of acquisitions, we are exposed to manufacturing risks that could adversely affect our business and results of operations.

In connection with our 2021 acquisitions, we have acquired several manufacturing facilities. Expansion into manufacturing exposes us to all of the risks entailed in manufacturing activities generally and there is no assurance that our manufacturing activities will not cause us to incur material unexpected costs or liabilities. Our manufacturing processes may experience problems including equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, power outages, terrorist activities, safety and certification issues, or disruptions in the operations of our suppliers which could result in product defects, product recalls, product liability claims and insufficient inventory or supply of product for our customers. For example, the nutrient and fertilizer manufacturing operations may expose us to handling potentially hazardous or explosive chemicals. We cannot eliminate the risk of accidental contamination or injury from such chemicals, and any accident caused by such chemicals could result in cleanup costs, diversion of management attention and potential liability, all of which could affect our reputation, business and results of operations. Any defects in the products we manufacture may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may be damaged. The failure of the products that we manufacture or of our manufacturing processes or facilities may subject us to regulatory enforcement, fines or penalties and, in some cases, require us to shut down, temporarily halt operations or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product or adversely affect product sales or our reputation. The storage, handling, production and disposal of materials in our manufacturing facilities may expose us to liability under environmental laws and regulations. Potentially significant expenditures could also be required to comply with evolving interpretations of existing environmental, health and safety laws and regulations or any new such laws and regulations (including concerns about global climate change and its impact) that may be adopted in the future. Costs associated with failure to comply with such laws and regulations could have an adverse effect on our business.
Our restructuring activities may increase our expenses and cash expenditures, and may not have the intended effects.
In connection with our restructuring plans, we have implemented and may continue to implement a number of restructuring initiatives designed to streamline our operations, reduce costs, and improve efficiencies during the industry recession. See "Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations – Market Conditions" below for more information regarding our restructuring plans. Restructuring actions typically result in charges and cash expenditures that may adversely affect financial results for one or more periods, and efforts to minimize or eliminate such expenditures may not be successful. Moreover, restructuring actions can create unanticipated consequences, such as instability or distraction among our workforce or among management.
We cannot assure you that any restructuring plans or any other cost-saving initiatives we may undertake will be successful. A variety of factors, many of which are beyond our control, could cause us not to realize expected cost savings, including, but not limited to, unexpected costs incurred in connection with consolidating and/or closing certain operations or asset write-downs, delays or difficulty terminating leases, unexpected integration challenges, unintended attrition and temporary instability. Any of these factors could hamper our ability to grow and meet customer demand in future periods. If we are unable to structure our operations in light of evolving market conditions, this could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our peat bogs are susceptible to sudden changes in weather and the impacts of climate change.
We maintain a peat moss harvesting operation in Alberta, Canada. Peat bogs rely on predictable weather; sun and wind are required to dry the top surface, and too much rain can cause compaction and impede the ability of vacuum harvesters to collect the peat. Peat must be harvested during a narrow window of three to five months during the summer/ fall, and if summer is late or especially wet, this can have an adverse impact on the year’s harvest. Conversely, if temperatures are too high, this can cause an increase in peat decomposition rates, and extended droughts can aggravate such decomposition. Any of these risks may be further exacerbated by climate change and the heightened risk of forest fires. If our peat bogs are damaged or our peat harvest is less than anticipated for one or more seasons, this could have an adverse impact on our business and results of operations.
A significant product defect or product recall could materially and adversely affect our brand image, causing a decline in our sales and profitability, and could reduce or deplete our financial resources.
Provided we are successful in developing and selling our products, any product defect could materially harm our brand image and could force us to conduct a product recall. This could damage our relationships with our customers. A product recall would be particularly harmful to us because it could potentially consume significant financial and administrative resources to effectively manage a product recall and it would detract management’s attention from implementing our core business strategies. As a result, a significant product defect or product recall could cause a decline in our sales and profitability and could reduce or deplete our financial resources.

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
Acquisitions have been an important element of our overall corporate strategy, and these transactions entailed material investments by us that are material to our financial condition and results of operations. We may evaluate and enter into discussions regarding potential strategic transactions. The process of integrating an acquired company, business, or product has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks may include, but are not limited to:
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
Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or impairment of goodwill, intangible assets and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results of operations and cash flows.

There can be no assurance that we will be able to identify appropriate acquisition targets or potential strategic transactions, successfully execute such potential transactions, or successfully integrate the business of acquired companies to realize the full, anticipated benefits of such acquisitions.
We occupy many of our facilities under long-term non-cancellable leases, and we may be unable to renew, sublease or terminate and exit our leases.
Many of our manufacturing facilities and distribution centers are located on leased premises subject to non-cancellable leases. Typically, our leases have initial terms ranging from three to twelve years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and non-cancellable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. In addition, we have executed sublease and/or third party logistics agreements at certain of our facilities. We may choose to sublease additional space, close certain operations and/or terminate lease agreements. We may remain liable for sublease obligations if the sublessee does not perform. Our inability to sublease excess space, terminate a lease when we stop fully utilizing a facility or exit a market can have a significant adverse impact on our financial condition, operating results and cash flows.
In addition, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business and operating results. Further, we may not be able to secure a replacement facility in a location that is as commercially viable. Having to close a facility, even briefly to relocate, could reduce the sales that such facility would have contributed to our revenues. We have experienced delays in relocating certain of our facilities as a result of issues impacting the availability of transportation and the provision of other services necessary to open the new location, and may continue to experience similar delays in the future.
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
We operate distribution centers in Canada and Spain and we source and sell products globally. We also use a supply chain management team in China. We are subject to risks associated with operating in foreign countries, including:
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
Some of our products have compositions that are controlled by various state, federal and international laws and regulations that are subject to change. We are required to comply with these laws and regulations and we seek to (i) anticipate regulatory developments that could impact our ability to continue to produce and market our products and (ii) maintain product formulations that comply with such laws and regulations. There can be no assurance that we will not be required to alter the composition and/or labelling of one or more of our products in a way that will have an adverse effect upon the product’s efficacy or marketability. A delay or other inability of the Company to complete product research and development and successfully reformulate and/or relabel our products in response to any such regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.
We are subject to numerous environmental laws and regulations that impose various environmental controls on our business operations, including, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon our operations. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. We believe that our expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on our financial condition, results of operations or cash flows. However, the environmental laws under which we operate are complicated, often become increasingly more stringent. Accordingly, there can be no assurance that we will not be required to incur additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on our business, financial condition or results of operations.
Additional laws and regulations require that we carefully manage our supply chain for the production, distribution and sale of goods. Our failure to comply with any of these regulations or our inability to adequately predict the manner in which these local regulations are interpreted and applied to our business by the applicable enforcement agencies could have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, damage or disruption to our production or distribution capabilities resulting from weather, any potential effects of climate change, natural disaster, disease, crop spoilage, fire or explosion, flooding, terrorism, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to produce or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, and may require additional resources to restore our supply chain.
Negative economic and/or industry conditions, specifically in the United States and Canada, could adversely affect our business.
Uncertain global economic and/or industry conditions could adversely affect our business. Negative global economic trends, particularly in the United States and Canada, such as decreased consumer and business spending, high unemployment levels, reduced rates of home ownership and housing starts, high foreclosure rates and declining consumer and business confidence, pose challenges to our business and could result in declining revenues, profitability and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic and/or industry conditions may negatively affect demand for our products. Our most price-sensitive customers may trade down to lower priced products during challenging economic times or if current economic conditions worsen, while other customers may reduce discretionary spending during periods of economic uncertainty, each of which could reduce sales volumes of our products in favor of our competitors’ products or result in a shift in our product mix from higher margin to lower margin products.
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
Changing weather patterns and the increase in frequency of weather events such as forest fires, flooding, hurricanes and tornadoes could cause disruptions or the complete loss of our facilities. In addition, climate change concerns, and changes in the regulation of such concerns, including greenhouse gas emissions, could also subject us to additional costs and restrictions, including increased energy and raw materials costs which could negatively impact our financial condition and results of operations. The effects of climate change can have an adverse effect not only to our operations, but also that of our suppliers and customers, and can lead to increased regulations and changes in consumer preferences, which could adversely affect our business, results of operations, and financial condition.
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
We are a "smaller reporting company" and, because we have opted to use the reduced reporting requirements available to us, certain investors may find investing in our securities less attractive.
We are a "smaller reporting company" under the SEC’s disclosure rules, and as such, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt certain of the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies. If investors consider our common stock less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common stock and our share price may be more volatile.
If we fail to maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reporting and the price of our common stock may be adversely affected.
We are required to establish and maintain appropriate internal controls over financial reporting. In the past, our management identified weaknesses in our internal controls. Although our management believes such weaknesses have been remediated, our internal control over financial reporting may still or could in the future have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact the confidence of investors and the price of our common stock. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

The impact of the COVID-19 pandemic, the shift to a COVID-19 endemic approach and related risks could materially affect our results of operations, financial position and/or liquidity.
The COVID-19 pandemic resulted in a global slowdown of economic activity and disruption of normal business travel and working habits. While we are shifting to a COVID-19 endemic approach, there is still uncertainty about the impact of COVID-19 variants in the long-term. The COVID-19 pandemic may have impacted our results of operations, and a reversion to the COVID-19 restrictions could have a significant effect on our future business, results of operations and financial performance. The pandemic initially resulted in a sharp contraction in the global economy, tightening liquidity and increasing volatility and uncertainty in the capital markets. Coincident global mitigation responses stabilized markets and stimulated economic recovery. Continued macroeconomic volatility may persist affecting our businesses and related market opportunities. The impact of an ongoing pandemic on the financial markets may also adversely affect our ability to fund through public or private equity offerings, debt financings, and through other means at acceptable terms.
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
Our advertising, consumer promotions and other marketing activities are intended to maintain, extend and expand our brand image. There can be no assurance that our marketing strategies will be effective or that the amount we spend in advertising activities will result in a corresponding increase in sales of our products. If our marketing initiatives are not successful, we will have incurred expenses without the benefit of higher revenues.
Our operations may be impaired if our information technology systems, or those of our third-party vendors, fail to perform adequately or if we or our third-party vendors are the subject of a data breach or cyber-attack.
We rely on information technology systems in order to conduct business, including communicating with employees and our distribution centers, ordering and managing materials from suppliers, selling and shipping products to retail customers and analyzing and reporting results of operations, as well as for storing sensitive, personal and other confidential information. While we have taken steps to ensure the security of our information technology systems, our security measures or those of our third-party vendors may not be effective and our or our third-party vendors’ systems may nevertheless be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users. If our or our third-party vendors’ information technology systems are damaged or cease to be available or function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our customers could be significantly impaired, which may adversely impact our business. We may also have increased exposure to certain technology risks during integration of systems of acquired companies to our existing platform.
Additionally, the techniques used to obtain unauthorized, improper or illegal access to information technology systems are constantly evolving, may be difficult to detect quickly and often are not recognized until after they have been launched against a target. We may be unable to anticipate these techniques, react in a timely manner or implement adequate preventative or remedial measures. Any operational failure or breach of security from these increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our customers’ financial, product, and other confidential information, as well as personally identifiable information about our employees or customers, result in negative publicity and expensive and time-consuming regulatory or other legal proceedings, damage our relationships with our customers and have a material adverse effect on our business and reputation. In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents. Because we do not control our third-party vendors, or the processing of data by our third-party vendors, our ability to monitor our third-party vendors’ data security is limited and we cannot ensure the integrity or security of the measures they take to protect and prevent the loss of our or our consumers’ data. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems.
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
We are subject to income and other taxes in the United States federal jurisdiction and various local, state and foreign jurisdictions. Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets (such as net operating losses and tax credits) and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income of the appropriate character in the relevant jurisdiction.
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
As of December 31, 2023, we had U.S. federal net operating loss ("NOL") carryforwards of approximately $153.3 million, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Our federal NOL carryforwards will begin to expire in 2037. See Note 12 - Income Taxes, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of the carryforward of our NOLs. As of December 31, 2023, we maintained a valuation allowance of approximately $55.7 million on the majority of our domestic and foreign net deferred tax assets.

An "ownership change" (generally defined as greater than 50-percentage-point cumulative changes in the equity ownership of certain stockholders over a rolling three-year period) under Section 382 of the Code may limit our ability to utilize fully our pre-change NOL carryforwards to reduce our taxable income in periods following the ownership change. In general, an ownership change would limit our ability to utilize NOL carryforwards to an amount equal to the aggregate value of our equity at the time of the ownership change multiplied by a specified tax-exempt interest rate, subject to increase by certain built-in gains. Similar provisions of state tax law may also apply to our state NOL carryforwards. In addition, future changes in our stock ownership, some of which may be beyond our control, could result in additional ownership changes under Section 382 of the Code.
If we need additional capital to fund our operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.
We may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. There can be no assurance that additional capital will be available to us to fund our operations and the execution of our strategies.
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
Risks Relating to Our Indebtedness
The Credit Facilities contain, and future debt facilities may contain, restrictions that limit our flexibility in operating our business; we fund interest and amortization payments from cash flows generated in our operations, and to the extent that cash flows deteriorate, it could be difficult or impossible to timely make our debt service payments or obtain additional debt financing.
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
•impacting our cash flows, results of operations and financial condition as interest rates rise, as our Credit Facilities incur interest at a floating rate;
•requiring us to seek to incur further indebtedness in order to make the capital expenditures and other expenses or investments necessary to operate the business to the extent our future cash flows are insufficient;
•requiring us to refinance the Revolving Credit Facility if the lenders do not agree to extend the maturity date beyond June 30, 2026;
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
The existing Credit Facilities (as discussed in more detail in "Item 7. Management’s Discussion And Analysis of Financial Condition and Results of Operations – the Revolving Credit Facility and Term Loan") contain, and any documents governing our or our subsidiaries’ future indebtedness may contain, numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. Such restrictive covenants include restrictions on, among others, our or our subsidiaries’ ability to: (1) incur additional indebtedness; (2) create or suffer to exist any liens upon any of our or our subsidiaries’ property; (3) pay dividends and other distributions or enter into agreements restricting our subsidiaries’ ability to pay dividends; (4) make investments; (5) make certain loans; (6) dispose of assets; (7) merge, amalgamate, combine or consolidate; (8) engage in certain transactions with stockholders or affiliates; (9) amend or otherwise alter the terms of our or our subsidiaries’ indebtedness; and (10) alter the business that we conduct. The existing Credit Facilities also require, and any documents governing our or our subsidiaries’ future indebtedness may require, us to meet certain financial ratios and tests in order to enter into certain transactions, incur additional indebtedness, pay dividends and other actions. In addition, if we become subject to the financial ratios and tests that are specified in the Revolving Credit Facility, noncompliance with such ratios and tests would be an event of default.
We and our Subsidiary Obligors’ ability to comply with these and other provisions of the existing Credit Facilities is dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or noncompliance with any applicable financial ratios and tests could result in an event of default under the existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may also contain cross-acceleration or cross-default provisions. Variable rate indebtedness subjects us and the Subsidiary Obligors to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.
The Credit Facilities have restrictions on our ability to sell our products directly to the cannabis industry.
Our Credit Facilities each contain customary covenants, restrictions and defaults. The Credit Facilities prohibit us and the Subsidiary Obligors from selling our products, inventory or services directly to cannabis growers operating in any country that prohibits the sale and use of cannabis products other than in accordance with the applicable laws of such country. We are in compliance with the terms set forth in the Revolving Credit Facility and the Term Loan and maintain policies and procedures that are designed to promote and achieve continued compliance with such requirements.
These compliance requirements may require that we be more selective than our competitors when selecting to whom we sell our products, and in certain situations, may afford our competitors a competitive advantage if we are not able to sell our products to a certain customer, and may negatively impact our marketing efforts, sales and reputation in the market. Moreover, the breach of any of these compliance requirements may result in the occurrence of an event of default under each of the Revolving Credit Facility and the Term Loan, which would entitle JPMorgan to terminate the commitments thereunder and declare all loans then outstanding to be due and payable. The foregoing events would have a material adverse effect on our business, results of operations and financial condition.
Substantially all of our and our Subsidiary Obligors’ assets are pledged to secure obligations under the Credit Facilities.
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
Risks Relating to Third Parties
Our reliance on a limited base of suppliers for certain products, such as light fixtures, may result in disruptions to our business and adversely affect our financial results.
Although we continue to implement risk-mitigation strategies for single-source suppliers, we rely on a limited number of suppliers for certain of the light ballasts used in manufacturing our lighting systems. A portion of our key suppliers previously experienced significant volume demands, which impacted supplier performance. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, or if any of our key suppliers becomes insolvent or experience other financial distress, we could experience disruptions in production, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The manufacture of some of our products is complex and requires precise high quality manufacturing that is difficult to achieve. We have in the past experienced, and may in the future experience, difficulties in manufacturing our products on a timely basis and in sufficient quantities. These difficulties may result in increased delivery lead-times and increased costs of manufacturing these products. Our failure to achieve and maintain the required manufacturing standards could result in further delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals, increased warranty costs or other problems that could harm our business and prospects.
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

Distributed brand suppliers may sell through us in order to access our customers across the United States and Canada. Based on our knowledge and communication with our suppliers, we believe some of our suppliers sell directly to the retail market. If these suppliers were to cease working with us, or proceed to enhance their direct-to-customer efforts, our product offerings, reputation, operation and business could be materially adversely affected.
Risks Relating to the Cannabis Industry
It is evident to us that the movement towards the legalization of cannabis in the United States and its legalization in Canada has ultimately had a significant, positive impact on our industry. Accordingly, the risks referred to below, to the extent they relate to our customers could impact us indirectly. In addition, if our business is deemed to transact with companies in the United States involved in the cannabis business, these risks could apply directly to us. "Cannabis Industry Participants" means the potential customers and end-users of our products who are engaged in the cannabis industry.
We are subject to a number of risks, directly and indirectly through Cannabis Industry Participants, because cannabis is illegal under federal law.
Cannabis is illegal under U.S. federal law. Federal law and enforcement may adversely affect the implementation of medical cannabis and/or adult use cannabis laws, and may negatively impact our revenues and profits.
Under the Controlled Substances Act, the U.S. federal government currently lists cannabis as a Schedule I controlled substance (i.e., deemed to have no medical value), and accordingly the manufacturing (cultivation), sale, or possession of cannabis is federally illegal. It is also federally illegal in the United States to advertise the sale of cannabis or to sell paraphernalia designed or intended primarily for use with cannabis, unless the paraphernalia is authorized by federal, state, or local law. The U.S. Supreme Court ruled in United States v. Oakland Cannabis Buyers’ Cooperative, 532 U.S. 483 (2001) and Gonzales v. Raich, 545 U.S. 1 (2005) that the U.S. federal government has the right to regulate and criminalize cannabis, even for medical purposes. The illegality of cannabis under U.S. federal law preempts state laws that legalize or decriminalize its use. Therefore, strict enforcement of U.S. federal law regarding cannabis would likely adversely affect our revenues and results of operations.
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

Any presidential administration, current or future, could change federal enforcement policy or execution and decide to enforce the federal cannabis laws more strongly. Recent administrations have disagreed on how strongly to enforce federal cannabis laws. For example, on August 29, 2013, the DOJ under the Obama administration issued the Cole Memorandum, characterizing strict enforcement as an inefficient use of federal investigative and prosecutorial resources. The Cole Memorandum provided guidance to all federal prosecutors indicating that federal enforcement of the CSA against cannabis-related conduct should be focused on specific priorities, including cannabis distribution to minors, violence in connection with cannabis distribution, cannabis cultivation on federal property, and collection of cannabis-derived revenue by criminal enterprises, gangs and cartels. On January 4, 2018, the DOJ under the Trump administration issued the Sessions Memorandum, which effectively rescinded the Cole Memorandum and directed federal prosecutors to enforce the CSA and to follow well-established principles when pursuing prosecutions related to cannabis activities. The DOJ under the Biden administration has not readopted the Cole Memorandum, but President Biden has indicated support for decriminalization of cannabis. On October 6, 2022, President Biden issued an executive order pardoning all persons convicted of simple possession of cannabis under the CSA. In the same executive order, President Biden also directed the Secretary of Health and Human Services and the Attorney General to initiate an administrative process to review the scheduling of cannabis under the CSA, and on August 29, 2023, the Department of Health and Human Services officially recommended that the DEA reschedule cannabis from Schedule I to Schedule III, although the DEA is not obligated to follow this recommendation. Further, on December 2, 2022, President Biden signed into law the Medical Marijuana and Cannabidiol Research Expansion Act, which streamlines and expands the process for researching the medical use of cannabis. We cannot predict how the current administration or future administrations will enforce the CSA or other laws against cannabis activities. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. The legal uncertainty and possible future changes in law could negatively affect our growth, revenues, results of operations and success generally.
Unless and until cannabis is de-scheduled entirely or Congress amends the CSA with respect to medical and/or adult use cannabis, there is a risk that federal prosecutors may enforce the existing CSA. Federal authorities may decide to change their current posture and begin to enforce current federal cannabis law and, if they decide to ignore the principles in the Cole Memorandum and begin to aggressively enforce such laws, it is possible that they could allege that we violated federal laws by selling products used in the cannabis industry. As a result, active enforcement of the current federal regulatory position on cannabis may directly or indirectly adversely affect our revenues and profits.
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
Some of our products are sold to Cannabis Industry Participants and used in connection with cannabis businesses that are subject to federal and state controlled substance laws and regulations. Companies that transact directly or indirectly with cannabis businesses are subject to a number of risks related to controlled substances, which risks could reduce demand for our products by Cannabis Industry Participants. Such risks include, but are not limited to, the following:
•Cannabis is currently a Schedule I drug under the CSA and regulated by the DEA as an illegal substance. The FDA, in conjunction with the DEA, licenses cannabis research and drugs containing active ingredients derived from cannabis. If cannabis were to become legal under federal law, its sale and use could become regulated by the FDA or another federal agency.
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
Furthermore, the Credit Facilities restrict our ability and the ability of the Subsidiary Obligors to sell our products directly to U.S. cannabis growers.
Our growth is highly dependent on the U.S. cannabis market. In the past, California regulations caused licensing shortages and future regulations may create other limitations that decrease the demand for our products. State level regulations adopted in the future may adversely impact our business. Supply and demand and prevailing prices for cannabis may also adversely impact our business.
The base of cannabis growers in the United States has grown over the past 20 years since the legalization of cannabis in various U.S. states such as California, Colorado, Michigan, Nevada, Oregon and Washington, with growers depending on products similar to those we distribute. If the U.S. cannabis cultivation market does not grow as expected, our business, financial condition and results of operations could be adversely impacted.
Cannabis remains illegal under U.S. federal law, with cannabis currently listed as a Schedule I substance under the CSA. Notwithstanding laws in various states permitting certain cannabis activities, all cannabis activities, including possession, distribution, processing and manufacturing of cannabis and investment in, and financial services or transactions involving proceeds of, or promoting such activities remain illegal under various U.S. federal criminal and civil laws and regulations, including the CSA, as well as laws and regulations of several states that have not legalized some or any cannabis activities to date. Compliance with applicable state laws regarding cannabis activities does not protect us from federal prosecution or other enforcement action, such as seizure or forfeiture remedies, nor does it provide any defense to such prosecution or action. Cannabis activities conducted in or related to conduct in multiple states may potentially face a higher level of scrutiny from federal authorities. Penalties for violating federal drug, conspiracy, aiding, abetting, bank fraud and/or money laundering laws may include prison, fines, and seizure/forfeiture of property used in connection with cannabis activities, including proceeds derived from such activities.
We sell our products through third-party retailers and resellers, however, it is evident to us that the movement towards the legalization of cannabis in the United States and its legalization in Canada has ultimately had a significant, positive impact on our industry. We are not currently subject directly to any state laws or regulations controlling participants in the legal cannabis industry. However, regulation of the cannabis industry does impact those that we believe represent many end-users for our products and, accordingly, there can be no assurance that changes in regulation of the industry and more rigorous enforcement by federal authorities will not have a material adverse effect on us.
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

Furthermore, the Credit Facilities restrict our ability and the ability of the Subsidiary Obligors to sell our products directly to cannabis growers. See "Risks Relating to Our Indebtedness."
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
The public’s perception of cannabis may significantly impact the cannabis industry’s success. Both the medical and adult use of cannabis are controversial topics, and there is no guarantee that future scientific research, publicity, regulations, medical opinion, and public opinion relating to cannabis will be favorable. The cannabis industry is constantly evolving with no guarantee of viability. The market for medical and adult use of cannabis is uncertain, and any adverse or negative publicity, scientific research, limiting regulations, medical opinion and public opinion (whether or not accurate or with merit) relating to the consumption of cannabis, whether in the United States or internationally, may have a material adverse effect on our operational results, consumer base, and financial results. Among other things, such a shift in public opinion could cause state jurisdictions to abandon initiatives or proposals to legalize medical or adult use cannabis or adopt new laws or regulations restricting or prohibiting the medical or adult use of cannabis where it is now legal, thereby limiting the Cannabis Industry Participants.
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
Damage to our reputation can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether true or not. Cannabis has often been associated with various other narcotics, violence and criminal activities, the risk of which is that our retailers and resellers that transact with cannabis businesses might attract negative publicity. There is also risk that the action(s) of other participants, companies and service providers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased use of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views with regard to cannabis companies and their activities, whether true or not and the cannabis industry in general, whether true or not. We do not have control over how the cannabis industry is perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our business strategy and realize our growth prospects, thereby having a material adverse impact on our business.
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
One of our leading product lines is growing media and nutrients products. This product line includes certain products, such as organic soils and nutrients that contain ingredients that require product registrations with certain regulators. The use and disposal of these products in some jurisdictions are subject to regulation by various agencies. A decision by a regulatory agency to significantly restrict the use of such products that have traditionally been used in the cultivation of our products could have an adverse impact on us or those companies providing us with such regulated products, and as a result, limit our ability to sell these products.
Our products and operations may be subject to increased regulatory and environmental scrutiny in jurisdictions in which we do business. For example, we are subject to regulations relating to our harvesting of peat moss in Canada, which has come under increasing regulatory and environmental scrutiny at the federal, provincial and territorial levels. The remediation of the Company's peat bog sites is under provincial oversight. Failure by the Company to comply with such oversight could result in fines, current or future loss of peat bog leases, or other penalties.
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
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act ("CCPA"), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act ("CPRA"). The CPRA came into effect on January 1, 2023, and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Virginia and Colorado also enacted comprehensive data privacy laws similar to the CCPA, both of which became effective in 2023. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the E.U. General Data Protection Regulation ("GDPR"), which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area or the United Kingdom, security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater.
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
International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways in light of the ingredients that are used in products included in our growing media and nutrients product line. In the United States, products containing pesticides generally must be registered with the Environmental Protection Agency (the "EPA"), and similar state agencies before they can be sold. The failure by one of our partners to obtain or the cancellation of any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our businesses, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we may produce or distribute are either granted a license by the EPA or exempt from such a license and may be evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we distribute will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect on our business of any future evaluations, if any, conducted by the EPA.
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
Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, our amended and restated certificate of incorporation (the "Certificate of Incorporation") does not prohibit us from issuing any series of preferred stock that would rank senior or equally to our common stock as to dividend payments and liquidation preference. Our Certificate of Incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock. We have the authority to issue up to 50,000,000 shares of our preferred stock without further stockholder approval. The issuances of any series of preferred stock could have the effect of reducing the amounts available to our holders of common stock in the event of our liquidation. In addition, if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease. Additional issuances and sales of preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. In addition, any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our common stock.
Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
These provisions might discourage, delay or prevent a change in control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock. Furthermore, we have the authority to issue up to 50,000,000 shares of our preferred stock without further stockholder approval, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a "poison pill" to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve. In addition, our Certificate of Incorporation and amended and restated bylaws (the "Bylaws") contain provisions that may make the acquisition of our company more difficult, including the following:
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
The Credit Facilities prohibits us from undergoing a change of control. Any takeover attempt could be delayed, or prevented, if an amendment or waiver is not provided by the respective lenders. See "Risks Relating to Our Indebtedness". Moreover, certain provisions of our Certificate of Incorporation and Bylaws and provisions of Delaware General Corporation Law could delay or prevent a change of control or may impede the ability of the holders of our common stock to change our management. In particular, our Certificate of Incorporation and Bylaws, among other things will regulate how stockholders may present proposals or nominate directors for election at stockholders’ meetings and authorize our board of directors to issue preferred stock in one or more series, without stockholder approval. See "Description of Capital Stock — Anti-Takeover Provisions" which is attached to this Annual Report on Form 10-K as Exhibit 4.2.
We have no direct operations and no significant assets other than the ownership of capital stock and equity interests of our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations. Legal and contractual restrictions in the Credit Facilities and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, our ability to pay dividends is restricted by the terms of the Credit Facilities and, in addition, future debt financing, if any, may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our securities.
We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends to holders of our common stock in the foreseeable future, but will review this policy as circumstances dictate. The declaration and payment of all future dividends to holders of our common stock, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time. In addition, our ability to pay dividends is restricted by the terms of the Credit Facilities and, in addition, future debt financing, if any, may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our securities. Consequently, capital appreciation, if any, of our common stock may be the sole source of gain on investment for the foreseeable future.
If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which may adversely affect the market price and liquidity of our common stock.
Our common stock is currently traded on the Nasdaq. Nasdaq requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock, including that we maintain a minimum closing bid price of $1.00 per share. There can be no assurance that we will be able to maintain compliance with the requirements for continued listing of our common stock on Nasdaq. If our common stock is delisted and we are unable to list our common stock on another U.S. national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.
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
The price of our common stock has been, and may continue to be, volatile and may fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
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
•the continued threat of terrorism and the impact of military and other action, including military actions involving Russia and Ukraine and the ongoing conflict in Israel and Gaza; and
•general economic conditions and slow or negative growth of our markets.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Our Certificate of Incorporation provides that the doctrine of "corporate opportunity" will not apply with respect to any director or stockholder who is not employed by us or our affiliates.
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our Certificate of Incorporation provides that the doctrine of "corporate opportunity" does not apply with respect to any director or stockholder who is not employed by us or our affiliates. Any director or stockholder who is not employed by us or our affiliates will therefore have no duty to communicate or present corporate opportunities to us, and will have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our affiliates.

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
General Risk Factors
If we are unable to retain key personnel, we may not be able to implement our business plan and our business may fail; our headcount reductions may cause undesirable consequences.
If we are unable to retain key personnel, our business may be materially adversely affected. We reduced headcount in 2023 and 2022, and may implement further reductions in the future to create operational efficiencies. This workforce reduction may yield unintended consequences, such as attrition beyond our intended reductions and reduced employee morale, which may cause our employees who were not affected by the headcount reductions to seek alternate employment. We cannot provide assurance that we will not undertake additional workforce reductions or that we will be able to realize cost savings and other anticipated benefits from our previous or any future workforce reduction plans. In addition, this may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities and to execute on our business plans. In light of recent inflation, we may be required to increase the compensation we offer to current and prospective employees in order to compete for talent, and any wage increases may make it more difficult for us maintain general operating expenses at desired levels.
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
The Company's equity incentive plans may have a dilutive effect on your percentage ownership and may result in a dilution of your voting power and an increase in the number of shares of common stock eligible for future resale in the public market, which may negatively impact the trading price of our shares of common stock.
The Company's equity incentive plans, including the vesting of restricted stock units and performance stock units, and the exercise of some or all of our outstanding options could result in significant dilution in the percentage ownership interest of existing investors and in the percentage ownership interest of our existing common stockholders and in a significant dilution of voting rights and earnings per share. In addition to the dilutive effects described above, the vesting or exercise of those securities would lead to an increase in the number of shares of common stock eligible for resale in the public market. Sales of substantial numbers of such shares of common stock in the public market could adversely affect the market price of our shares of common stock. Substantial dilution and/or a substantial increase in the number of shares of common stock available for future resale may negatively impact the trading price of our shares of common stock.
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
Item 1B.     UNRESOLVED STAFF COMMENTS
None.
Item 1C.     CYBERSECURITY
Cybersecurity Risk Management and Strategy
Cybersecurity is a critical risk to our business. We rely on complex information technology systems and networks to conduct business, including communicating with employees and our distribution centers, ordering and managing materials from suppliers, selling and shipping products and analyzing and reporting results of operations, as well as for storing sensitive, personal and other confidential information. While we employ resources to monitor and protect our technology infrastructure and sensitive information, these security measures or those of our third-party vendors may not prevent all attempted security breaches or cyber-attacks. If our or our third-party vendors’ information technology systems are damaged or cease to be available or function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our customers could be significantly impaired, which may adversely impact our business. Our acquisition strategy may also result in exposure to certain technology risks during integration of systems of acquired companies to our existing platform.
Addressing cybersecurity risks requires ongoing monitoring and vigilance, and the Company is making enhancements to its cybersecurity policies, procedures and practices to safeguard sensitive information as well as information from our partners, customers and employees. We employ a risk-based strategy focused on safeguarding critical assets by implementing controls around access, data, and infrastructure security to protect the confidentiality, integrity, and availability of our data. Maturation and refinement of the Company's cybersecurity risk management strategy and related procedures is a continuous activity to ensure appropriate identification, assessment, and response to risks from cybersecurity threats that may adversely impact our operations. Our employee training and awareness programs are in place to improve cybersecurity awareness throughout the organization and we are committed to educating our employees on best practices for data protection and phishing awareness. We also engage with third-party cybersecurity assessors, consultants, and auditors that provide independent assessments of our systems and processes, contributing to our efforts to strengthen our cybersecurity posture and enhance our defenses.
On January 31, 2022, certain of our computer systems related to the Aurora acquisition that had not yet been integrated into our main systems were the victim of a cybersecurity attack. We immediately took steps to isolate those systems and implemented measures to prevent the spread of the attack, including taking systems offline in an abundance of caution. Together with an outside cybersecurity forensics firm, we investigated the attack to determine its nature, scope, duration, and impacts, as well as our vulnerability to another such attack and whether there was any exfiltration or misappropriation of data. There was no evidence that the attack extended beyond the Aurora acquisition’s systems, and it was determined that no critical data was accessed. We have subsequently taken steps to integrate the acquisition’s systems with our main systems, which we expect to complete in the first half of 2024.
We have not encountered cybersecurity incidents or identified risks from cybersecurity threats that have materially impaired our operations or financial standing. We maintain cyber insurance coverage to supplement our cybersecurity program given the complex and evolving nature of global cyber threats; however, the insurance may not be sufficient to cover all losses from any breaches of our systems and does not extend to reputational damage or costs incurred to improve or strengthen systems against future threats or activity. Given the increasing sophisticated threats, a disruption from a cybersecurity incident is possible to occur and we are actively taking actions to minimize the likelihood and impact of such incidents. In the event of such an incident, our information security team is continuously engaged to investigate and respond, including isolating systems, performing forensics, containing and eradicating malicious activity, and recovering systems in-line with business expectations and operations.
Cybersecurity Governance
Our Board of Directors oversees the cybersecurity risk management program and is regularly informed of cybersecurity risks through periodic updates provided by the Director of Information Technology ("IT"), to address our cybersecurity processes and risk mitigation efforts. Certain Board of Directors have cybersecurity risk certification credentials and experience with, and exposure to, cyber risk oversight. The periodic updates provided by management to the Board of Directors generally encompass emerging cyber threats, the Company’s security posture changes, significant cybersecurity incidents, progress of risk mitigation efforts, and cybersecurity strategies and investments. The frequency of these updates allows for timely decision-making and ensures that our Board is fully informed of our cybersecurity risks.
Our Director of IT is responsible for identifying, assessing, and mitigating cybersecurity risks across the Company. Supported by our Information Security team, the Director of IT monitors the cyber threat landscape, plans and implements security controls, and responds to incidents. The collective team has extensive experience in information security and cybersecurity risk management and performs detection and monitoring of cybersecurity threats and incidents on an ongoing basis using a combination of security tooling, automated systems and manual processes.

Item 2.         PROPERTIES
Information regarding each of our significant facilities, which may include multiple leases at each location, is set forth below. We believe that our existing facilities are adequate for our needs at this time.

Location	Square Footage	Owned or Leased
Distribution Centers:
Fairfield, CA, U.S.	175,000	Leased[1]
Fontana, CA, U.S.	147,000	Leased
Gresham, OR, U.S.	98,000	Leased[1]
Denver, CO, U.S.	87,000	Leased
Shoemakersville, PA, U.S.	303,000	Leased[1]
New Hudson, MI, U.S.	126,000	Leased[1]
Surrey, BC, Canada	136,000	Leased
Cambridge, ON, Canada	53,000	Leased
Zaragoza, Spain	20,000	Owned
Manufacturing Facilities:
Paramount, CA, U.S.	25,000	Leased
Arcata, CA, U.S.	112,000	Leased
Eugene, OR, U.S.	242,000	Leased[2]
Goshen, NY, U.S.	21,000	Owned[3]
Sycamore, IL, U.S.	209,800	Leased[1]
Edmonton, AB, Canada	26,000	Leased
1 We have one or more operating subleases or third-party logistics agreements at this location.
2 In January 2023, we entered into a sale-leaseback transaction. Refer to Part II, Item 8, Financial Statements, Note 6 - Leases for additional information about the sale and leaseback transaction at the Eugene, OR location.

3 In addition to the 21,000 square foot building that we own and occupy, we own approximately 100 acres of excess land suitable for future industrial/commercial development located adjacent to our building.
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

PART II
Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on The Nasdaq Global Select Market under the symbol "HYFM" on December 10, 2020. Prior to that date, there was no public trading market for our common stock.
Holders of our Common Stock
As of February 15, 2024, there were approximately 84 stockholders of record of our common stock. The number of stockholders of record does not include beneficial owners of our securities whose shares are held in the name of various security brokers, dealers and registered clearing agencies.
Dividend Policy
We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings for the operation of our business. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements, and other factors that our Board of Directors may deem relevant.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6.        RESERVED
Reserved.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and the notes contained elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. Actual events or results may differ materially from forward-looking statements. In evaluating such statements, you should carefully consider the various factors identified in this Annual Report on Form 10-K, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in "Risk Factors" in this Annual Report on Form 10-K. See "Special Note Regarding Forward-Looking Statements."
Company Overview
We are a leading independent manufacturer and distributor of branded hydroponics equipment and supplies for controlled environment agriculture ("CEA"), including grow lights, climate control solutions, growing media and nutrients, as well as a broad portfolio of innovative and proprietary branded products. We primarily serve the U.S. and Canadian markets, and believe we are one of the leading companies in these markets in an otherwise fragmented industry. For over 40 years, we have helped growers make growing easier and more productive. Our mission is to empower growers, farmers and cultivators with products that enable greater quality, efficiency, consistency, and speed in their grow projects.
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
Market Conditions
We have experienced adverse financial results which we believe is primarily a result of an agricultural oversupply impacting our market. An agricultural oversupply has impacted our industry, driving cannabis wholesale prices down and resulting in a decrease in indoor and outdoor cultivation in the markets where we operate. The extent these market conditions will continue to negatively impact our business and results of operations is uncertain and difficult to predict at this time. We believe COVID-19 may have provided a positive demand impact for the Company in 2020 and 2021 from shelter-in-place orders in the United States, a possible negative supply chain impact from workforce disruption at international and domestic suppliers, and a possible negative growth rate impact in 2022 and 2023 due to agricultural oversupply initiated during the height of COVID-related shelter-in-place orders in 2020 and 2021.
In connection with our previously disclosed evaluation of our facility footprint and product and brand portfolio, we initiated a restructuring plan (the "Restructuring Plan") during the quarter ended December 31, 2022. In connection with the first phase of our Restructuring Plan, we have undertaken significant actions to streamline our operations, reduce costs and improve efficiencies during the industry recession. Our major initiatives included (i) narrowing our product and brand portfolio, including removing approximately one-third of all products and one-fifth of all brands relating to our primary product portfolio, which excluded our garden center business in Canada, and (ii) relocating and consolidating certain manufacturing and distribution centers including headcount reductions and reorganization to drive a solution based approach, focusing commercial sales on competencies and product assortment gained from our recent acquisitions.
During the year ended December 31, 2022, we recorded pre-tax charges of $6.8 million relating to the inventory markdowns of products and brands being removed from our portfolio, which is primarily non-cash, and $0.9 million relating primarily to the relocation and termination of certain facilities in Canada, which are primarily cash charges. During the year ended December 31, 2023, we recorded a pre-tax restructuring charges of $2.1 million for the first phase of the Restructuring

Plan, which were primarily costs related to the relocation and termination of certain facilities in Canada. The restructuring charges are primarily recorded within Cost of goods sold on the consolidated statements of operations. Total costs incurred relating to this first phase of the Restructuring Plan since it commenced in the fourth quarter of 2022, are (i) $6.4 million relating primarily to inventory markdowns, and (ii) $3.4 million relating primarily to the relocation and termination of certain facilities in Canada.
As a result of the continued adverse market conditions, in the third quarter of 2023 we announced and began implementing a second phase of the Restructuring Plan, including U.S. manufacturing facility consolidations, in particular with respect to our production of certain durable equipment products. We are reducing facility space and consolidating our manufacturing operations in the U.S. to improve efficiency and reduce costs. During the year ended December 31, 2023, we recorded estimated pre-tax charges of $9.2 million for the second phase of restructuring relating primarily to non-cash raw material inventory write-downs as we sell certain assets and reduce capacity and facility space, given low customer demand for these products. We also may evaluate other alternatives or opportunities to maximize our recovery of the inventory value. These restructuring charges are primarily recorded within Cost of goods sold on the consolidated statements of operations. Further, we estimate additional charges associated with this second phase of the Restructuring Plan may exceed $2.0 million and be incurred through the next several quarters as we consolidate and exit facilities. These estimated additional charges include an estimated cash impact that may exceed $1.0 million for facility consolidations and lease and other contract terminations. We anticipate the second phase of our restructuring plan and related actions may result in cost savings of approximately $1.5 million on an annualized basis. The amounts we will ultimately realize or disburse in connection with both phases of the Restructuring Plan could differ materially from our estimates, and we may not be able to realize the full extent of our anticipated cost savings.
As of June 30, 2022, primarily due to a sustained decline in the market value of our common stock and the market conditions described above, we identified a triggering event requiring a test for goodwill impairment. We completed our goodwill impairment testing and recorded an impairment charge of $189.6 million as the test determined that the carrying value of the goodwill reporting units of U.S. and Canada was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the United States and Canada caused by macroeconomic and industry conditions. We also review intangible assets with finite lives and indefinite lives for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We did not identify a triggering event requiring a test for impairment during the remainder of 2022, or the year ended December 31, 2023.
In connection with the goodwill impairment analysis performed as of June 30, 2022, we determined the fair value of the U.S. and Canada reporting units based on an income approach, using the present value of future discounted cash flows, and based on a market approach. The fair values were reconciled to the market value of our common stock to corroborate the estimates used in the interim test for impairment. The fair value determinations were a reflection of sales declines we experienced, which we believe were primarily a result of an agricultural oversupply impacting our market, and a reduction to our profitability and loss from operations. These market conditions continued to negatively impact our business and results of operations during the remainder of 2022, and the year ended December 31, 2023.
We maintain an allowance for excess and obsolete inventory that is based upon assumptions about future demand and market conditions. While we believe our estimates of charges relating to our Restructuring Plan, long-lived assets, inventory obsolescence, and accounts receivable allowances are reasonable, it is possible that we may incur additional charges in the future and actual results may differ significantly from these estimates and assumptions. Depending on the length and severity of the industry and market conditions impacting our business, it is possible we may execute additional restructuring plan actions and incur future associated charges, and we may not be able to realize the full extent of our anticipated cost savings.
Filing Status
As of June 30, 2023, the market capitalization of outstanding shares of our common stock owned by non-affiliates decreased to below $60 million, which triggered the Company being classified as a non-accelerated filer with respect to SEC regulations and filing requirements effective December 31, 2023. As a result, our annual assessment of the effectiveness of our internal control over financial reporting does not require an audit by our external audit firm in compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for this Annual Report on Form 10-K for the year ended December 31, 2023. The Company continues to qualify as a smaller reporting company in accordance with Rule 12b-2 under the Exchange Act and continues to follow certain of the scaled back disclosure accommodations.

Components of Results of Operations
Net sales
We generate net sales from the manufacturing and distribution of hydroponic equipment and supplies to our customers. The hydroponic equipment and supplies that we sell include consumable products, such as growing media, nutrients and supplies that are subject to regular replenishment and durable products, such as lighting and hydroponic equipment. Our scale allows us to provide delivery and service capabilities to our customers primarily in the U.S. and Canada.
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
Cost of goods sold
Cost of goods sold consists primarily of material costs, inbound and outbound freight costs, labor costs primarily for manufacturing and warehouse personnel, facility costs for manufacturing operations, depreciation, depletion and amortization of manufacturing and warehouse improvements and equipment, restructuring costs, inventory allowances, and certain acquisition and integration expenses. We expect that our cost of goods sold would increase in absolute dollars in conjunction with net sales growth when/if that occurs in the future. However, we expect that, over time, cost of goods sold may decrease as a percentage of net sales if we are successful in instituting our restructuring and related productivity and cost saving initiatives and/or if we are able to scale our business as we obtain a higher proportion of net sales associated with proprietary branded products.
Selling, general and administrative
Selling, general and administrative expenses ("SG&A") consists primarily of facility costs for distribution operations, depreciation and amortization of assets, certain acquisition and integration expenses, marketing and advertising, and other selling, general and administrative costs, including but not limited to salaries, benefits, bonuses, stock-based compensation, professional fees, and various costs related to being a publicly-traded company.
Results of Operations - Comparison of Years Ended December 31, 2023, and 2022
The results of operations data in the following table, including amounts and percentages of net sales for each year and the year-to-year change in dollars and percent, for the years ended December 31, 2023, and 2022, have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K (amounts in thousands):

	Years ended December 31,
	2023		2022		Year to year change
Net sales	$226,581	100.0%	$344,501	100.0%	$(117,920)	-34.2%
Cost of goods sold	188,969	83.4%	315,165	91.5%	(126,196)	-40.0%
Gross profit	37,612	16.6%	29,336	8.5%	8,276	28.2%
Operating expenses:
Selling, general and administrative	87,314	38.5%	118,604	34.4%	(31,290)	-26.4%
Impairments	—	0.0%	192,328	55.8%	(192,328)	-100.0%
Loss from operations	(49,702)	-21.9%	(281,596)	-81.7%	231,894	82.3%
Interest expense	(15,442)	-6.8%	(10,958)	-3.2%	4,484	40.9%
Other income, net	118	0.1%	696	0.2%	(578)	-83.0%
Loss before tax	(65,026)	-28.7%	(291,858)	-84.7%	226,832	77.7%
Income tax benefit	213	0.1%	6,443	1.9%	(6,230)	-96.7%
Net loss	(64,813)	-28.6%	(285,415)	-82.8%	220,602	77.3%

Net sales
Net sales for the year ended December 31, 2023, were $226.6 million, a decrease of $117.9 million, or 34.2%, compared to the same period in 2022. The 34.2% decrease was primarily due to a 32% decline in volume of products sold and a 2% decrease in price and mix of products sold. The decrease in volume of products sold was primarily related to the aforementioned oversupply in the cannabis industry. During the year ended December 31, 2023, we sold a higher mix of generally lower-priced consumables relative to higher-priced durable products, and reduced selling prices for certain brands and product segments, including previously reserved lighting products.
Gross profit
Gross profit for the year ended December 31, 2023, was $37.6 million, an increase of $8.3 million, or 28.2%, compared to the same period in 2022. The increase in gross profit was primarily due to (i) incurring lower inventory charges in the current year, as the prior year 2022 was impacted by $18.5 million of inventory reserves and related charges, (ii) a $4.8 million reduction in acquisition and integration expenses compared to the prior year, and (iii) benefits from selling a higher proportion of proprietary brand products, lower freight costs, and improved productivity. Our restructuring plan and related cost-saving initiatives contributed to realizing these net benefits. These improvements were partially offset by lower net sales in the current year and $3.2 million of higher restructuring charges in 2023 compared to the prior year period. The restructuring charges were primarily due to non-cash inventory markdowns. Our gross profit margin percentage increased to 16.6% for the year ended December 31, 2023, from 8.5% in the same period in 2022.
Selling, general and administrative expenses
SG&A expenses for the year ended December 31, 2023, were $87.3 million, a decrease of $31.3 million, or 26.4%, compared to the same period in 2022. The decrease was partially due to a $9.7 million decline in amortization and depreciation expenses, as the prior year period included additional amortization expense due to adjustments to the useful lives of intangible assets, as described in Note 2 – Basis of Presentation and Significant Accounting Policies. Additionally, SG&A expenses decreased $21.6 million in the year ended December 31, 2023, due to lower expenses in several areas, including as a result of our cost saving and restructuring initiatives: (i) $5.5 million decrease in salaries and benefits, (ii) $4.1 million decrease in accounts receivable reserves and related charges, (iii) $3.4 million decrease in stock-based compensation, (iv) $2.9 million decrease in acquisition and integration expenses, and (v) $2.1 million decrease in professional and outside services, along with other expense reductions in multiple areas.
Impairments
The Company did not record any impairment charges for the year ended December 31, 2023. The Company recorded goodwill impairment charges of $189.6 million for the year ended December 31, 2022, as we determined that the carrying value of the reporting units of U.S. and Canada was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the United States and Canada caused by macroeconomic and industry conditions. For the year ended December 31, 2022, the Company also recorded an impairment of a note receivable of $2.6 million. Refer to Note 2 – Basis of Presentation and Significant Accounting Policies and Note 14 – Fair Value Measurements for further description regarding the note receivable impairment.
Interest expense
Interest expense for the year ended December 31, 2023, was $15.4 million, an increase of $4.5 million, or 40.9%, compared to the same period in the prior year. The increase was primarily due to higher variable interest rates on our Term Loan.
Other income, net
Other income, net for the year ended December 31, 2023, was $0.1 million, a decrease of $0.6 million compared to the same period in the prior year. Other income, net for the year ended December 31, 2023, was primarily driven by foreign currency exchange rate gains and interest income, partially offset by legal fees associated with the amendment of the Term Loan. Other income, net for the year ended December 31, 2022 was primarily driven by foreign exchange rate gains, partially offset by the write-off of unamortized deferred financing costs associated with the modification of the Revolving Credit Facility entered into during the fourth quarter of 2022.

Income tax benefit
We recorded an income tax benefit of $0.2 million for the year ended December 31, 2023, representing an effective tax rate of 0.3%. Our effective tax rate for the year ended December 31, 2023, differs from the federal statutory rate of 21% primarily due to maintaining a full valuation allowance against our net deferred tax assets in the United States and most foreign jurisdictions. The income tax benefit for the year ended December 31, 2023, was primarily due to minor foreign tax benefits in certain jurisdictions.
Income tax benefit for the year ended December 31, 2022, was $6.4 million. Our effective income tax rate was 2.2% for the year ended December 31, 2022, and differs from the U.S. federal statutory rate of 21% primarily due to the impairment of goodwill for certain 2021 acquisitions which was not deductible for U.S. tax purposes, increases in our valuation allowance on U.S. deferred tax assets, and the establishment of a valuation allowance for Canadian deferred tax assets. As described in Note 3 - Goodwill and Intangible Assets, Net, during the year ended December 31, 2022, we fully impaired the goodwill associated with all 2021 acquisitions. In connection with the measurement period adjustments associated with 2021 acquisitions, the Company recorded a net deferred tax liability which provided an additional source of taxable income to support the realization of the pre-existing deferred tax assets. The Company's income tax benefit was partially offset by income taxes from certain foreign subsidiaries.
Liquidity and Capital Resources
Cash Flow from Operating, Investing, and Financing Activities
Comparison of Years Ended December 31, 2023, and 2022
The following table summarizes our cash flows for the years ended December 31, 2023, and 2022 (amounts in thousands):

	Years ended December 31,
	2023	2022
Net cash from operating activities	$7,044	$21,989
Net cash used in investing activities	(4,170)	(8,487)
Net cash from (used in) financing activities	6,065	(20,200)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	82	(395)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,021	(7,093)
Cash, cash equivalents and restricted cash at beginning of year	21,291	28,384
Cash, cash equivalents and restricted cash at end of year	$30,312	$21,291
Operating Activities
Net cash from operating activities was $7.0 million for the year ended December 31, 2023, was primarily due to a $12.4 million net cash inflow from a reduction of working capital, partially offset by a reported net loss of $64.8 million less non-cash items of $59.5 million. The net reduction in working capital was primarily driven by a $26.1 million decrease of inventories, partially offset by decreases of $9.2 million of lease liabilities and $3.5 million of accrued expenses and other current liabilities. During the year ended December 31, 2023, we paid $13.1 million in cash interest, compared to $9.6 million in the prior year. In addition, we obtained cash income tax refunds of $1.0 million in 2023 compared to $3.9 million of cash income tax payments in the prior year.
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
Investing Activities
Net cash used in investing activities for the year ended December 31, 2023, was $4.2 million, due primarily to capital expenditures for property, plant and equipment. The 2023 cash usage primarily includes investments in our peat moss harvesting operation in Canada.

Net cash used in investing activities for the year ended December 31, 2022, was $8.5 million, due primarily to capital expenditures for property, plant and equipment, which increased over the prior year primarily due to investments in our manufacturing operations and the expansion and relocation of certain of our distribution centers. The 2022 cash usage primarily includes investments in the peat moss harvesting operation in Canada and IGE manufacturing operations in the U.S.
Financing Activities
Net cash from financing activities was $6.1 million for the year ended December 31, 2023, primarily driven by $8.6 million of proceeds from the Sale-Leaseback Transaction, partially offset by $1.3 million of quarterly principal payments of the Term Loan.
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
Availability and Use of Cash
Our ability to make investments in our business, service our debt and maintain liquidity will depend upon our ability to generate excess operating cash flows through our operating subsidiaries. We believe that our cash flows from operating activities, combined with current cash levels and borrowing availability under the Revolving Credit Facility, will be adequate to support our ongoing operations, to fund debt service requirements, capital expenditures, lease obligations and working capital needs through the next twelve months of operations. However, we cannot guarantee that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Part I, Item 1A, Risk Factors included in this Annual Report on Form 10-K.
In January 2023, Gotham Properties LLC, an Oregon limited liability company and our subsidiary ("Seller"), consummated a Purchase and Sale Agreement with J & D Property, LLC, a Nevada limited liability company ("Purchaser") pursuant to which certain real property located in the City of Eugene, County of Lane, State of Oregon (the “Eugene Property”) was sold to Purchaser for $8.6 million and then leased back by Seller (the "Sale Leaseback Transaction"). The new lease has a term of 15 years with annual rent starting at approximately $0.7 million and increases to the final year when annual rent is approximately $1.0 million. The Eugene Property serves as the manufacturing and processing site for certain of our grow media and nutrient brands. Refer to further discussion below relating to Term Loan reinvestment provisions regarding the net cash proceeds of the Sale Leaseback Transaction.
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
Term Loan
On October 25, 2021, we and certain of our direct and indirect subsidiaries entered into the Term Loan with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which we borrowed a $125.0 million senior secured term loan (the "Term Loan"). The Term Loan was amended by Amendment No. 1 effective as of June 27, 2023, to replace the LIBOR referenced rates with SOFR referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that was outstanding as of the Amendment No. 1 closing date continued until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto continued and remained in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions had no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor) plus 5.50%. As of the date of filing this Annual Report on Form 10-K, the ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. The Term Loan matures on October 25, 2028.

The principal amounts of the Term Loan are scheduled to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date of October 25, 2028. We are also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) selling assets that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. As described in Note 6 – Leases, we received net cash proceeds in January 2023 from the Sale-Leaseback Transaction and are subject to a provision whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the Sale Leaseback Transaction, and (ii) investments which are contractually committed within one-year of the Sale Leaseback Transaction, and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds which are not reinvested would require us to make an offer to prepay the corresponding amount on the Term Loan in 2024. In accordance with this provision, we classified $1.7 million as current debt on our consolidated balance sheet as of December 31, 2023, and offer to prepay the Term Loan in this amount. In addition, we have $2.2 million of contractual commitments pursuant to this provision. Should any of the $2.2 million of contractual commitments not be paid within 180 days of their contractual commitment dates, we will be required to make an additional offer to prepay the corresponding amount in 2024. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
As of December 31, 2023, and 2022, the outstanding principal balance on the Term Loan was $122.5 million and $123.8 million, respectively.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. We were in compliance with all debt covenants as of December 31, 2023. The Term Loan is secured by a first lien on our non-working capital assets and a second lien on our working capital assets.
Revolving Credit Facility
On March 29, 2021, we and certain of our subsidiaries entered into a Senior Secured Revolving Credit Facility (the "Revolving Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender for a revolving line of credit up to $50 million. The Revolving Credit Facility was amended by the First Amendment dated August 31, 2021, which increased the revolving line of credit by an additional $50 million for an aggregate borrowing limit of $100 million. The Revolving Credit Facility was further amended by the Second Amendment dated October 25, 2021 which, among other things, permitted the incurrence of the Term Loan and made certain other changes including subordinating its liens on non-working capital assets to the obligations under the Term Loan. The Revolving Credit Facility was further amended by the Third Amendment and Joinder dated August 23, 2022, pursuant to which several previously acquired subsidiaries became parties to the Revolving Credit Facility and granted liens on their assets. On December 22, 2022, the Company entered into the Fourth Amendment pursuant to which a sale-leaseback transaction was permitted, and certain other changes were made, including a reduction of the maximum commitment amount under the Revolving Credit Facility from $100 million to $75 million and transitioning the LIBOR based rates to SOFR based rates. On March 31, 2023, the Company and certain of its subsidiaries entered into the Fifth Amendment, pursuant to which the maturity date was extended to June 30, 2026, the maximum commitment amount under the Revolving Credit Facility was reduced to $55 million, and the interest rate on borrowings was revised to various spreads, based on the Company's fixed charge coverage ratio.
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

We were in compliance with all debt covenants as of December 31, 2023. As of December 31, 2023, approximately $22 million was available to borrow under the Revolving Credit Facility, before we would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
As of December 31, 2023, and December 31, 2022, the Company had zero borrowed under the Revolving Credit Facility.
The aforementioned financing arrangements and other transactions are more fully described in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cash and cash equivalents
The cash and cash equivalents balances of $30.3 million and $21.3 million at December 31, 2023, and December 31, 2022, respectively, included $8.5 million and $7.3 million, respectively, held by foreign subsidiaries.
Material Cash Requirements
Our estimated 2024 material cash requirements include (i) principal repayments and anticipated interest payments based on current variable rates on our long-term debt of $3.0 million and $14.8 million, respectively, (ii) finance lease payments of $1.4 million, (iii) operating lease payments of $10.4 million, and (iv) $2.2 million subject to the Term Loan's reinvestment provision, as well as other purchase obligations to support our operations. We have estimated our material cash requirements assuming no borrowings under the Revolving Credit Facility and considering the current variable interest rates on our Term Loan that are based on Secured Overnight Financing Rate. However, these assumptions may change and variable rates on our Term Loan are subject to change as further described in Item 7A. The aforementioned estimated 2024 material cash requirements are substantially similar to our 2023 cash requirements. Refer to the above discussion relating to our cash flows from operating, investing and financing activities for the year ended December 31, 2023. Also refer to Item 8, Financial Statements, Note 9 - Debt, Note 6 - Leases, and Note 13 - Commitments and Contingencies for details relating to our material cash requirements for debt, our leasing arrangements, including future maturities of our operating lease liabilities, and purchase obligations, respectively. From time to time in the normal course of business, we will enter into agreements with suppliers which provide favorable pricing in return for a commitment to purchase minimum amounts of inventory over a defined time period.
Seasonality
Our net sales are typically seasonally stronger in our first three fiscal quarters due to robust sales in preparation of and during the warmer spring and summer months in North America (the United States and Canada are our primarily markets). This seasonal trend is primarily due to the garden center portion of our customer base, and because certain of our customers may use some of our products (such as grow media and nutrients) in outdoor applications. Likely due to the industry recession, our net sales have declined in 2023 compared to 2022 and have led to seasonal patterns that may have less consistency. Also, we typically expect to utilize cash from operating activities in the first quarter to fund our working capital requirements related to the seasonal sales pattern described above.
Critical Accounting Policies and Estimates
Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in the Consolidated Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. A discussion of our principal accounting policies that required the application of significant judgments as of December 31, 2023 and 2022 follows.
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
Goodwill is evaluated for impairment annually in the fourth quarter, or on an interim basis when an event or change in circumstances occurs, indicating that the carrying value may not be recoverable. Primarily due to a decline in the market value of our common stock and market conditions, we identified a triggering event requiring a test for impairment as of June 30, 2022. We completed our goodwill impairment testing and recorded a full impairment of all goodwill due to market softness in demand in the U.S. and Canada. We determined the fair value of the U.S. and Canada reporting units based on an income approach, using the present value of future discounted cash flows, and based on a market approach. Significant estimates used to determine fair value include the weighted average cost of capital, financial forecasts, and pricing multiples derived from publicly-traded companies that are comparable to the reporting units. The fair values were reconciled to the market value of our common stock to corroborate the estimates used in the interim test for impairment.
Long-lived tangible and finite-lived intangible assets
Long-lived tangible assets and finite-lived intangible assets are stated at cost. Depreciation, depletion and amortization expense is primarily provided on the straight-line method and based on the estimated useful economic lives of the long-lived tangible assets. Intangible assets with finite lives are subject to amortization. Intangible assets with finite lives and indefinite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. For the quarter ended June 30, 2022, we performed an evaluation of long-lived tangibles and intangible assets for impairment in connection with the triggering event identified requiring a quantitative test for goodwill impairment. This impairment evaluation included a comparison of the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Based on our evaluation, there was no impairment of intangible assets or other long-lived assets for the quarter ended June 30, 2022. No such triggering event was identified during the remainder of 2022 or the year ended December 31, 2023.
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
Inventory valuation
Inventories consist of finished goods, work-in-process, and raw materials used in manufacturing products. Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. We maintain an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold. If inventory is sold, any related reserves would be reversed in the period of sale. The Company estimates inventory markdowns relating to restructuring charges based upon current and anticipated demand, customer preferences, business strategies, and market conditions including management's planned actions with respect to inventory.
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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of December 31, 2023, we had $122.5 million of Term Loan debt that is subject to variable interest rates that are based on Secured Overnight Financing Rate (“SOFR”) or an alternate base rate. Refer to Note 10 - Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of December 31, 2023, our interest expense on the variable rate debt would increase by an average of $1.1 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks, but may determine to do so in the future.
Foreign Currency Risk
The functional currencies of our foreign subsidiary operations are predominantly in the Canadian dollar ("CAD") and the Euro. For the purposes of presenting these consolidated financial statements, the assets and liabilities of subsidiaries with CAD or Euro functional currencies are translated into USD using exchange rates prevailing at the end of each reporting period. Income and expense items are translated at the average rate prevailing during the period with exchange differences impacting other comprehensive income (loss) in equity. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the CAD. We are impacted by changes in foreign currency exchange rates when we sell product in currencies different from the currency in which costs were incurred. The functional currencies and our purchasing and sales activities primarily include USD, CAD and Euro. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions, and labor. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.
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

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
Hydrofarm Holdings Group, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hydrofarm Holdings Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Inventory Valuation - Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company’s inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. As described in Notes 2 and 5 to the consolidated financial statements, the Company maintains an allowance for excess and obsolete inventory that is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory.

We identified inventory valuation as a critical audit matter because of the quantitative and qualitative materiality of the inventory excess and obsolescence reserve balance, coupled with the judgments necessary to identify and record the inventory excess and obsolescence reserve timely. Additionally, our audit procedures performed to evaluate management’s estimates of the net realizable value for the inventory on-hand as of the reporting date involved a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the inventory valuation included the following, among other things:
•We tested the design and implementation of internal controls over the inventory valuation process, including controls over the inputs that are used in management's valuation of the excess and obsolescence reserve analysis.
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
•We selected a sample of inventory items and evaluated historical sales trends, gross margins, and management’s ability to sell-through inventory.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 28, 2024
We have served as the Company's auditor since 2020.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$30,312	$21,291
Accounts receivable, net	16,890	17,227
Inventories	75,354	111,398
Prepaid expenses and other current assets	5,510	5,032
Total current assets	128,066	154,948
Property, plant and equipment, net	47,360	51,135
Operating lease right-of-use assets	54,494	65,265
Intangible assets, net	275,881	300,366
Other assets	1,842	1,845
Total assets	$507,643	$573,559
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,613	$13,633
Accrued expenses and other current liabilities	9,529	13,208
Deferred revenue	3,231	3,654
Current portion of operating lease liabilities	8,336	9,099
Current portion of finance lease liabilities	954	704
Current portion of long-term debt	2,989	1,307
Total current liabilities	37,652	41,605
Long-term operating lease liabilities	47,506	56,299
Long-term finance lease liabilities	8,734	1,200
Long-term debt	115,412	117,461
Deferred tax liabilities	3,232	2,685
Other long-term liabilities	4,497	4,428
Total liabilities	217,033	223,678
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 45,789,890 and 45,197,249 shares issued and outstanding at December 31, 2023, and December 31, 2022, respectively)	5	5
Additional paid-in capital	787,846	783,042
Accumulated other comprehensive loss	(6,497)	(7,235)
Accumulated deficit	(490,744)	(425,931)
Total stockholders’ equity	290,610	349,881
Total liabilities and stockholders’ equity	$507,643	$573,559
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years ended December 31,
	2023	2022
Net sales	$226,581	$344,501
Cost of goods sold	188,969	315,165
Gross profit	37,612	29,336
Operating expenses:
Selling, general and administrative	87,314	118,604
Impairments	—	192,328
Loss from operations	(49,702)	(281,596)
Interest expense	(15,442)	(10,958)
Other income, net	118	696
Loss before tax	(65,026)	(291,858)
Income tax benefit	213	6,443
Net loss	$(64,813)	$(285,415)

Net loss per share:
Basic	$(1.42)	$(6.35)
Diluted	$(1.42)	$(6.35)
Weighted-average shares of common stock outstanding:
Basic	45,508,363	44,974,856
Diluted	45,508,363	44,974,856
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years ended December 31,
	2023	2022
Net loss	$(64,813)	$(285,415)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	738	(5,853)
Total comprehensive loss	$(64,075)	$(291,268)
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	44,618,357	$4	$777,074	$(1,382)	$(140,516)	$635,180
Common stock issued upon exercise of options	8,283	—	75	—	—	75
Issuance of common stock for vesting of stock awards	818,489	1	—	—	—	1
Shares repurchased for withholding tax on stock awards	(247,979)	—	(2,461)	—	—	(2,461)
Issuance of common stock under cashless warrant exercise	99	—	—	—	—	—
Stock-based compensation expense	—	—	8,354	—	—	8,354
Net loss	—	—	—	—	(285,415)	(285,415)
Foreign currency translation loss	—	—	—	(5,853)	—	(5,853)
Balance, December 31, 2022	45,197,249	$5	$783,042	$(7,235)	$(425,931)	$349,881
Issuance of common stock for vesting of stock awards	805,306	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(212,665)	—	(271)	—	—	(271)
Stock-based compensation expense	—	—	5,075	—	—	5,075
Net loss	—	—	—	—	(64,813)	(64,813)
Foreign currency translation gain	—	—	—	738	—	738
Balance, December 31, 2023	45,789,890	$5	$787,846	$(6,497)	$(490,744)	$290,610
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
Operating activities	2023	2022
Net loss	$(64,813)	$(285,415)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	32,075	41,527
(Benefit from) provision for doubtful accounts	(386)	2,998
Provision for inventory obsolescence	1,587	16,449
Non-cash restructuring expenses	9,703	6,091
Stock-based compensation expense	5,075	8,354
Non-cash operating lease expense	9,942	9,751
Impairment charges	—	192,328
Change in fair value of contingent consideration	—	(1,560)
Deferred income tax expense (benefit)	2	(9,310)
Other	1,500	1,210
Changes in assets and liabilities:
Accounts receivable	766	16,665
Inventories	26,112	57,023
Prepaid expenses and other current assets	(49)	3,663
Other assets	(172)	262
Accounts payable	(1,105)	(11,998)
Accrued expenses and other current liabilities	(3,537)	(4,532)
Deferred revenue	(439)	(13,297)
Lease liabilities	(9,162)	(7,850)
Other long-term liabilities	(55)	(370)
Net cash from operating activities	7,044	21,989
Investing activities
Business combinations, net of cash and cash equivalents	—	190
Capital expenditures of property, plant and equipment	(4,215)	(8,229)
Other	45	(448)
Net cash used in investing activities	(4,170)	(8,487)
Financing activities
Proceeds from Sale-Leaseback Transaction	8,598	—
Payment of withholding tax related to stock awards	(271)	(2,470)
Borrowings under foreign revolving credit facilities	965	853
Repayments of foreign revolving credit facilities	(970)	(1,102)
Repayments of Term Loan	(1,250)	(1,250)
Payments to settle contingent consideration	—	(15,474)
Finance lease principal payments	(1,007)	(757)
Net cash from (used in) financing activities	6,065	(20,200)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	82	(395)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,021	(7,093)
Cash, cash equivalents and restricted cash at beginning of year	21,291	28,384
Cash and cash equivalents at end of year	$30,312	$21,291

Non-cash investing and financing activities
Right-of-use assets (relinquished) acquired under operating lease obligation	$(1,067)	$28,972
Assets acquired under finance lease obligation	185	409
Capital expenditures included in accounts payable and accrued liabilities	200	611
Additions of leasehold improvements and related asset retirement obligations	349	987
Supplemental information
Cash paid for interest	13,101	9,643
Cash (refunds) paid for income taxes	(1,000)	3,906
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. DESCRIPTION OF THE BUSINESS
Description of the business
Hydrofarm Holdings Group, Inc. (collectively with its subsidiaries, the "Company") was formed in May 2017 under the laws of the state of Delaware to acquire and continue the business originally founded in 1977. The Company is a leading independent manufacturer and distributor of branded hydroponics equipment and supplies for controlled environment agriculture ("CEA"), including grow lights, climate control solutions, growing media and nutrients, as well as a broad portfolio of innovative and proprietary branded products. Products offered include agricultural lighting devices, indoor climate control equipment, nutrients, and plant additives used to grow, farm and cultivate cannabis, flowers, fruits, plants, vegetables, grains and herbs in controlled environment settings that allow end users to control key farming variables including temperature, humidity, CO2, light intensity and color, nutrient concentration and pH.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidation and presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the requirements of the U.S. Securities and Exchange Commission ("SEC") for year end financial reporting. The Company reclassified balances of $704 and $1,200 as of December 31, 2022, previously reported in "Current portion of long-term debt" and "Long-term debt", respectively, into "Current portion of finance lease liabilities" and "Long-term finance lease liabilities", respectively, on the consolidated balance sheet as of December 31, 2022, to conform to the current period presentation. The Company reclassified the balance of $145 as of December 31, 2022, previously reported in "Loss on debt extinguishment or modification" into "Other income, net", on the consolidated statement of operations for the year ended December 31, 2022, to conform to the current period presentation. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include provisions for sales returns, rebates and claims from customers, realization of accounts receivable and inventories, fair value of assets acquired and liabilities assumed for business combinations, valuation of intangible assets, estimated useful lives of long-lived assets, incremental borrowing rate applied in lease accounting, valuation of stock-based compensation, recognition of deferred income taxes, classification of debt pursuant to certain terms in our credit agreements, recognition of liabilities related to commitments and contingencies, asset retirement obligations, and valuation allowances. Actual results may differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information available.
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
During 2022, the Company finalized the determination of its allocation of the purchase price relating to certain acquisitions, and obtained third-party valuation reports of certain tangible and identifiable intangible assets to support its evaluation. Goodwill arose on the acquisitions because the consideration paid effectively included amounts in relation to the benefit of expected synergies, revenue growth, future market development and the assembled workforce. These benefits are not recognized separately from goodwill and they do not meet the recognition criteria for identifiable intangible assets.
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
Pursuant to the Heavy 16 purchase agreement, the Company was required to pay up to an additional $2,500 of contingent consideration based on $200 for each $1,000 above a $21,000 threshold for net sales in calendar year 2021. As a result, the Company recorded a liability for contingent consideration at its estimated fair value of $344 as of the acquisition date in the consolidated balance sheets. The contingent consideration was estimated using a Black-Scholes valuation model, which utilized Level 3 inputs as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820 - Fair Value Measurements. The key assumptions in applying the valuation model were as follows: a 10% required revenue metric risk premium and 0.33% discount periods. The contingent consideration was divided into thirteen standalone option calculations and utilized the same expected value of revenue which was calculated by discounting forecasted sales, by the revenue return metric, and adding year-to-date net sales. The contingent consideration was remeasured to fair value at each reporting date until the contingency was resolved with changes in fair value being recognized within "Selling, general and administrative expenses" ("SG&A") in the consolidated statements of operations. As of December 31, 2021, contingent consideration of $200 was calculated utilizing actual net sales for the full year ended December 31, 2021. The change in the fair value of the contingent consideration of $144 during the year ended December 31, 2021, was recognized as a benefit in SG&A on the consolidated statement of operations during the period. There were no changes to the fair value of contingent consideration in 2022, and the balance was paid in April 2022.
Pursuant to the Aurora purchase agreement, the Company was required to pay a maximum contingent consideration equal to $70,997. To the extent 2021 earnings before interest, taxes, depreciation, and amortization ("EBITDA") of Aurora

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
exceeded $15,556, the excess was multiplied by eleven to determine contingent consideration. As a result, the Company recorded a liability for contingent consideration at its estimated fair value of $19,300 as of the acquisition date in the consolidated balance sheets. The contingent consideration was estimated using the discounted cash flow method, which estimated the incremental EBITDA based on the Company's forecasted 2021 EBITDA of Aurora as of the acquisition date, discounted to a present value as of the acquisition date using a discount rate of 15%. That measure was based on significant inputs that are not observable in the market, which utilized Level 3 inputs as defined in ASC 820 - Fair Value Measurements. The contingent consideration was remeasured to fair value at each reporting date until resolution with changes in fair value recognized within SG&A in the consolidated statements of operations. As of December 31, 2021, the contingent consideration of $16,834 was calculated utilizing actual 2021 EBITDA for the full year ended December 31, 2021. The change in the fair value of the contingent consideration of $2,466 during the year ended December 31, 2021, was recognized as a benefit in SG&A on the consolidated statement of operations during the period. During 2022, the Company recognized an additional $1,560 benefit to SG&A as the contingent consideration was revalued to $15,274, and paid in July 2022 using available cash on hand.
Restructuring
The Company began a restructuring plan (the "Restructuring Plan") during the three months ended December 31, 2022, and undertook significant actions to streamline operations, reduce costs and improve efficiencies. The major initiatives of the first phase of the Restructuring Plan included (i) narrowing the Company's product and brand portfolio and (ii) the relocation and consolidation of certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach. The Company's strategic product consolidation entailed removing approximately one-third of all products and one-fifth of all brands relating to the Company's primary product portfolio, which excludes the garden center business in Canada.
During the year ended December 31, 2022, the Company recorded pre-tax charges of $6,790 relating to the inventory markdowns of products and brands being removed from our portfolio, which is primarily non-cash, and $897 relating primarily to the relocation and termination of certain facilities in Canada, which are primarily cash charges. During the year ended December 31, 2023, we recorded a pre-tax restructuring charges of $2,084 for the first phase of the Restructuring Plan, which were primarily costs related to the relocation and termination of certain facilities in Canada. The restructuring charges are primarily recorded within Cost of goods sold on the consolidated statements of operations. Total costs incurred relating to this first phase of the Restructuring Plan since it commenced in the fourth quarter of 2022, are (i) $6,398 relating primarily to inventory markdowns, and (ii) $3,373 relating primarily to the relocation and termination of certain facilities in Canada.
As a result of the continued adverse market conditions, the Company implemented a second phase of the Restructuring Plan beginning in the third quarter of 2023, including U.S. manufacturing facility consolidations, in particular with respect to production of certain durable equipment products. The Company is reducing facility space and consolidating manufacturing operations to improve efficiency and reduce costs. During the year ended December 31, 2023, the Company recorded pre-tax restructuring charges of $9,185 for the second phase, relating primarily to non-cash raw material inventory write-downs as Company liquidates these assets and reduces storage space within certain manufacturing facilities. These restructuring charges are recorded primarily within Cost of goods sold on the consolidated statements of operations, and are subject to significant estimate.
Including both phases of the Restructuring Plan, the Company recorded $10,664 of total restructuring charges within Cost of goods sold on the consolidated statements of operations for the year ended December 31, 2023. The Company recorded total charges for both phases of the Restructuring Plan of $605 within SG&A expenses on the consolidated statements of operations for the year ended December 31, 2023. Of the $11,269 of total restructuring charges recorded for the year ended December 31, 2023, $9,703 were non-cash charges primarily related to inventory write-downs and asset dispositions.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The following table presents the activity in accrued expenses and other current liabilities for restructuring costs related to the first and second phases of the Restructuring Plan for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Phase 1	Phase 2
Restructuring Accruals as of January 1, 2023	$696	$—
Expense	1,247	272
Cash Payments	(1,943)	(85)
Restructuring Accruals as of December 31, 2023	$—	$187
Refer to Item 7. Management’s Discussion And Analysis Of Financial Condition And Results of Operations – Market Conditions for further explanation of the Restructuring Plan and estimates of additional costs that may be incurred. The amounts the Company will ultimately realize or disburse could differ from these estimates.
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
Entity-wide information
Net sales and property, plant and equipment, net and operating lease right-of-use assets, in the United States and Canada, determined by the location of the subsidiaries, are shown below. Other foreign locations, which are immaterial, individually and in the aggregate, are included in the United States below.

	Years ended December 31,
	2023	2022
United States	$179,844	$280,464
Canada	49,668	68,153
Intersegment eliminations	(2,931)	(4,116)
Total consolidated net sales	$226,581	$344,501

	Years ended December 31,
	2023	2022
United States	$68,270	$80,380
Canada	33,584	36,020
Total property, plant and equipment, net and operating lease right-of-use assets	$101,854	$116,400
All of the products sold by the Company are similar and classified as CEA equipment and supplies.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Concentrations of business and credit risk
The Company maintains cash balances at certain financial institutions that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area.
Accounts receivable expose the Company to credit risks such as collectability and business risks such as customer concentrations. Exposure to losses on receivables is dependent on each customer’s financial condition. Receivables arising from sales are not collateralized; however, credit risk is somewhat mitigated as a result of the large diverse customer base. No customer accounted for more than 10% of revenues in 2023, or 2022. No customer accounted for more than 10% of accounts receivable as of December 31, 2023, or December 31, 2022. One supplier accounted for more than 10% of purchases in 2023 and 2022.
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
Foreign currency matters
The Company reports its financial results in United States dollars, which is the currency of the primary economic environment in which it operates. The functional currency for each of the Company’s foreign subsidiaries is generally its local currency. Monetary assets and liabilities, and transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate in effect at the end of each period. Foreign currency transaction gains and losses are included in the determination of Net loss and classified as Other income, net, in the consolidated statements of operations. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the end of each period. Revenues, expenses, gains and losses are translated at the average rates of exchange prevailing during the period. Accumulated deficit and other equity accounts are translated at historical rates. Translation gains and losses are included in accumulated other comprehensive loss within stockholders’ equity.
The effect of currency translation adjustments on cash, cash equivalents and restricted cash is presented separately in the consolidated statements of cash flows.
Cash, cash equivalents and restricted cash
Cash includes funds deposited in banks. Cash equivalents include highly liquid investments such as term deposits and money market instruments with original maturities of three months or less. As of December 31, 2023, and 2022, there were no amounts classified as restricted cash, as all previous restrictions lapsed during the year ended December 31, 2022.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Accounts receivable, net
Trade accounts receivable represents amounts due from customers. Other receivables represent other current non-trade receivables. Allowance for doubtful accounts reflects the Company’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. The allowance is estimated based on a combination of factors, including, but not limited to the age of the account, the credit worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance for doubtful accounts. Accounts receivable are written off when the receivables are deemed uncollectible. Subsequent collections are recorded in SG&A on the consolidated statement of operations when they are received.
Inventories
Inventories consist of finished goods, work-in-process, and raw materials used in manufacturing products. Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. The Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold or otherwise disposed. If inventory is sold, any related reserves would be reversed in the period of sale. During the years ended December 31, 2023, and 2022 the Company estimated inventory markdowns relating to restructuring charges based upon current and anticipated demand, customer preferences, business strategies, and market conditions including management's actions with respect to inventory raw materials and products and brands being removed from the Company's portfolio.
Leases
Leases are accounted for under ASC 842 - Leases. At inception of a contract, the Company determines whether that contract is or contains a lease. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Leases are then classified as either finance or operating, with classification affecting the location of expense recognition in the consolidated statements of operations.
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
The useful lives of property, plant and equipment recorded under finance leases are further limited to the term of lease.
Peat bogs and related development costs are depleted using the units of production method over the total expected volume of the peat bogs.
The Company operates peat bogs in Alberta Canada. Under current provincial laws the Company is subject to certain asset retirement obligations ("AROs") and the remediation of the peat bog sites are under provincial oversight. The Company periodically evaluates expected remediation costs associated with the peat bog sites that it operates. Where the Company concludes that it is probable that a liability has been incurred, a provision is made for management's estimate of the liability. As of December 31, 2023, and 2022, the Company has AROs of $759 and $262, respectively, recorded in Accrued expenses and other current liabilities on the consolidated balance sheet. As of December 31, 2023, and 2022, the Company has AROs of $4,457 and $4,370, respectively, recorded in Other long-term liabilities on the consolidated balance sheet. The ARO changes related to the various components of accretion, and additional obligations incurred during 2023 and 2022 were not significant.
Intangible assets and goodwill
Definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives. The Company has one trade name that is considered to have an indefinite useful life. Intangible assets are also tested for impairment at least annually and when events or changes in circumstances indicate that, more-likely-than-not, the carrying amount may not be recoverable. Significant judgment is required in estimating fair values and performing goodwill and intangible asset impairment tests.
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
Note Receivable and Investment
In 2019, the Company executed a note receivable secured by equipment to a third-party, the terms of which were amended and restated during the first quarter of 2021. The note receivable provided for interest and installment payments to the Company, and full maturity of the note in 2024. During the first quarter of 2022 the third-party defaulted on interest payments, and the Company measured an impairment on the note receivable based on the estimated fair value of the collateral. The Company recorded an impairment loss of $2,636 during the year ended December 31, 2022, in Impairments on the consolidated statements of operations. As of December 31, 2022, the note receivable carrying value was $475 and it was classified in Other assets on the condensed consolidated balance sheet. During the first quarter of 2023, the Company agreed to forgive the note

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
receivable in exchange for interest in a third-party equity investment. The investment is recorded at an estimated cost basis of $531, inclusive of capitalized transaction costs, which is reported within Other assets on the consolidated balance sheet.
Revenue recognition
The Company follows ASC 606 - Revenue from Contracts with Customers which requires that revenue recognized from contracts with customers be disaggregated into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company has determined that revenue is generated from one category, which is the distribution and manufacture of CEA equipment and supplies.
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
The amount billed to customers for shipping and handling costs included in net sales was $9,523 and $13,180 in the years ended December 31, 2023, and 2022, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits reported within deferred revenue on the consolidated balance sheets, totaled $3,231 and $3,654 as of December 31, 2023, and 2022, respectively. There are no significant financing components and the majority of revenue is recognized within one year. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
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
Service-based awards
The Company records stock-based compensation expense for restricted stock units ("RSUs") and service-based stock options on a straight-line basis over the requisite service period.
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
The fair value of option-based awards is estimated using the Black-Scholes valuation model. The Black-Scholes model requires the use of highly subjective and complex assumptions. For inputs into the Black-Scholes model, the expected volatility is based on historical implied volatility from recent stock option transactions at the time of grant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The Company has elected to use the "simplified method" to determine the expected term which is the midpoint between the vesting date and the end of the

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
contractual term because it has insufficient history upon which to base an assumption about the term. The expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividends on its common stock.
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
Market-based awards
The Company has granted RSUs that vest only upon the satisfaction of both performance-based and market-based conditions. The performance-based conditions are satisfied upon achieving specified performance targets, such as the occurrence of a qualifying event, as described above for performance-based awards. The market-based condition is satisfied upon the Company’s achievement of a qualifying traded share price within the specified time frame. The Company records stock-based compensation expense once the performance condition is satisfied regardless of whether the market condition is eventually met. For one award granted in 2020, the market condition was factored into its fair value and the Company used a "Monte Carlo Simulation Method" ("MCSM") to estimate the fair value of the award. The MCSM assessed the likelihood of vesting of the RSU grants based on the probability of both a triggering event and qualifying traded share price within the specified time frame. For the years ended December 31, 2023, and 2022, there were no performance awards with market-based conditions granted.
Employee benefit plan
The Company has a savings retirement plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan and incurred expense of $261 and $280 for the years ended December 31, 2023, and 2022, respectively.
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
Recently issued accounting pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This ASU will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires greater disaggregation of information in the effective tax rate reconciliation, income taxes paid disaggregated by jurisdiction, and certain other amendments related to income tax disclosures. This guidance will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
3. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
Primarily due to a sustained decline in the Company's market value of common stock and market conditions, the Company identified a triggering event requiring a test for impairment as of June 30, 2022. The Company completed its goodwill impairment testing and recorded an impairment charge of $189,572 as the test determined that the carrying value of the United States and Canada reporting units was in excess of the fair value. The recognized impairment reduced the goodwill balance to zero as of June 30, 2022. The impairment was primarily due to a deterioration in customer demand in the United States and Canada caused by macroeconomic and industry conditions.
The Company determined the fair value of the U.S. and Canada reporting units based on an income approach, using the present value of future discounted cash flows, and based on a market approach. The fair values were reconciled to the market value of common stock of Hydrofarm to corroborate the estimates used in the interim test for impairment. Significant estimates used to determine fair value included the weighted average cost of capital, financial forecasts, and pricing multiples derived from publicly-traded companies that are comparable to the reporting units. Refer to Note 15 - Fair Value Measurements, for further discussion of valuation inputs. The changes in goodwill are as follows:

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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Intangible assets, net
Intangible assets, net comprised the following:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$9,325	$(8,357)	$968	$9,408	$(7,976)	$1,432
Customer relationships	99,805	(31,883)	67,922	99,933	(24,533)	75,400
Technology, formulations and recipes	114,181	(25,124)	89,057	114,187	(15,344)	98,843
Trade names and trademarks	131,493	(16,740)	114,753	131,410	(10,052)	121,358
Other	4,802	(4,422)	380	4,778	(4,246)	532
Total finite-lived intangible assets, net	359,606	(86,526)	273,080	359,716	(62,151)	297,565
Indefinite-lived intangible asset:
Trade name	2,801	—	2,801	2,801	—	2,801
Total Intangible assets, net	$362,407	$(86,526)	$275,881	$362,517	$(62,151)	$300,366
The Company also reviewed intangible assets with finite lives and indefinite lives for impairment as of June 30, 2022, however no impairment was noted. We did not identify a triggering event requiring a test for impairment during the remainder of 2022, or the year ended December 31, 2023.
Amortization expense related to intangible assets was $24,355 and $33,308 for the years ended December 31, 2023, and 2022, respectively. The following are the estimated useful lives and the weighted-average amortization period remaining as of December 31, 2023, for the major classes of finite-lived intangible assets:

	Useful lives	Weighted-average amortization period
Computer software	3 to 5 years	2 years
Customer relationships	7 to 18 years	10 years
Technology, formulations and recipes	8 to 12 years	9 years
Trade names and trademarks	15 to 20 years	17 years
The estimated aggregate future amortization expense for intangible assets subject to amortization as December 31, 2023, is summarized below:

Estimated Future Amortization Expense
Year ending December 31,
2024	$24,396
2025	24,289
2026	24,053
2027	23,820
2028	23,185
Thereafter	153,337
Total	$273,080

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
4. LOSS PER COMMON SHARE
Basic loss per common share is computed using net loss divided by the weighted-average number of common shares outstanding during each period, excluding unvested restricted stock units ("RSUs") and performance stock units ("PSUs").
Diluted loss per common share represents net loss divided by the weighted-average number of common shares outstanding during the period, including common stock equivalents. Common stock equivalents consist of shares subject to warrants and share-based awards with exercise prices less than the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive. Regarding RSUs subject to a market condition, before the end of the contingency period, the number of contingently issuable shares (i.e., RSUs) to be included in diluted loss per common share would be based on the number of shares of common stock issuable under the terms of the arrangement if the end of the reporting period was the end of the contingency period, assuming the result would be dilutive. Those contingently issuable shares would be included in the denominator of diluted loss per common share as of the beginning of the period, or as of the grant date of the share-based payment, if later.
The following table presents basic and diluted loss per common share for the years ended December 31, 2023, and 2022:

	Years ended December 31,
	2023	2022
Net loss	$(64,813)	$(285,415)
Weighted-average shares of common stock outstanding	45,508,363	44,974,856
Dilutive effect of warrants and share based compensation awards using the treasury stock method	—	—
Diluted weighted-average shares of common stock outstanding	45,508,363	44,974,856
Basic loss per common share	$(1.42)	$(6.35)
Diluted loss per common share	$(1.42)	$(6.35)
The computation of the weighted-average shares of common stock outstanding for diluted loss per common share excludes the following potential shares of common stock as their inclusion would have an anti-dilutive effect on diluted loss per common share:

	Years ended December 31,
	2023	2022
Shares subject to warrants outstanding	—	17,669
Shares subject to unvested performance and restricted stock units	2,163,392	1,088,879
Shares subject to stock options outstanding	571,359	670,026
5. ACCOUNTS RECEIVABLE, NET AND INVENTORIES
Accounts receivable, net comprised the following:

	December 31,
	2023	2022
Trade accounts receivable	$16,740	$18,204
Allowance for doubtful accounts	(920)	(1,556)
Other receivables	1,070	579
Total accounts receivable, net	$16,890	$17,227

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The change in the allowance for doubtful accounts consisted of the following:

	Years ended December 31,
	2023	2022
Beginning balance	$(1,556)	$(1,156)
Changes in estimates	(1,280)	(3,274)
Write-offs	310	2,375
Collections/Other	1,606	499
Ending balance	$(920)	$(1,556)
Inventories comprised the following:

	December 31,
	2023	2022
Finished goods	$58,346	$83,134
Work-in-process	3,891	5,403
Raw materials	23,256	38,558
Allowance for inventory obsolescence	(10,139)	(15,697)
Total inventories	$75,354	$111,398
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
In January 2023, Gotham Properties LLC, an Oregon limited liability company and a subsidiary of the Company (“Seller”), consummated a Purchase and Sale Agreement with J & D Property, LLC, a Nevada limited liability company (“Purchaser”) pursuant to which certain real property located in the City of Eugene, County of Lane, State of Oregon (the “Eugene Property”) was sold to Purchaser for $8,598 and then leased back by Seller (the “Sale-Leaseback Transaction”). The new lease has a term of 15 years with annual rent starting at $731 and fixed increases to the final year when annual rent is $964. The Company is accounting for the transaction as a failed sale-leaseback which requires retaining the assets associated with the property and recognizing a corresponding financial liability for the cash received. The Eugene Property serves as the manufacturing and processing site for certain of the Company’s grow media and nutrient brands. Refer to Note 9 - Debt for further discussion.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Total right-of-use ("ROU") assets, finance lease assets, and lease liabilities were as follows:

		December 31,
	Balance Sheet Classification	2023	2022
Lease assets
Operating lease assets	Operating lease right-of-use assets	$54,494	$65,265
Finance lease assets	Property, plant and equipment, net	9,315	2,005
Total lease assets		$63,809	$67,270

Lease liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$8,336	$9,099
Finance leases	Current portion of finance lease liabilities	954	704
Noncurrent:
Operating leases	Long-term operating lease liabilities	47,506	56,299
Finance leases	Long-term finance lease liabilities	8,734	1,200
Total lease liabilities		$65,530	$67,302
Total lease costs and sublease income were as follows:

		Years ended December 31,
	Classification	2023	2022
Operating lease costs	Selling, general and administrative(1)	$12,371	$11,484
Finance lease costs:
Amortization of lease assets	Selling, general and administrative	1,047	285
Amortization of lease assets	Cost of goods sold	328	327
Interest on lease liabilities	Interest expense	519	61
Sublease income	Selling, general and administrative	(1,722)	(1,533)
(1) Operating lease costs are primarily recorded in SG&A.
In addition to the operating lease costs above, short-term and month-to-month lease expense was $182 and $341 for the years ended December 31, 2023, and 2022, respectively, and other costs associated with operating leases were $3,132 and $2,573, respectively, for non-lease components such as common area maintenance and other miscellaneous items. These costs were included primarily within SG&A in the consolidated statements of operations.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with remaining terms greater than one year as of December 31, 2023, are as follows:

Year ending December 31,	Operating	Finance
2024	$10,442	$1,442
2025	10,368	1,305
2026	9,212	852
2027	8,993	855
2028	8,432	806
Thereafter	16,989	8,039
Total lease payments	64,436	13,299
Less portion representing interest	8,594	3,611
Total principal	55,842	9,688
Less current portion	8,336	954
Long-term portion	$47,506	$8,734
The following table summarizes the weighted-average remaining lease term as well as the weighted average discount rate as of December 31, 2023, and 2022:

	December 31,
	2023	2022
Weighted-average remaining lease term in years:
Operating leases	6.7	7.1
Finance leases	12.5	3.1

Weighted-average discount rate:
Operating leases	4.20%	4.00%
Finance leases	5.25%	3.63%
Cash paid for amounts included in lease liabilities for the years ended December 31, 2023, and 2022, were:

	Years ended December 31,
Cash paid for amounts included in lease liabilities:	2023	2022
Operating cash flows from operating leases	$(12,121)	$(9,035)
Operating cash flows from finance leases	(516)	(61)
Financing cash flows from finance leases	(1,007)	(757)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net comprised the following:

	December 31,
	2023	2022
Machinery and equipment	$27,417	$27,832
Peat bogs and related development	12,256	10,761
Building and improvements	10,132	9,920
Land	6,114	6,107
Furniture and fixtures	4,360	3,921
Computer equipment	3,301	3,337
Leasehold improvements	5,169	4,177
Gross property, plant, and equipment	68,749	66,055
Less: accumulated depreciation	(21,389)	(14,920)
Total property, plant and equipment, net	$47,360	$51,135
Depreciation, depletion and amortization expense related to property, plant, and equipment, net was $7,720 and $8,219 for the years ended December 31, 2023, and 2022, respectively.
As of December 31, 2023, Land, Building and improvements, Computer equipment and Machinery and equipment contain finance leases assets, recorded at cost of $12,783, less accumulated depreciation of $3,468. As of December 31, 2022, Computer equipment and Machinery and equipment contains finance leases assets, recorded at cost of $3,128, less accumulated depreciation of $1,123. The increase in finance lease assets in 2023 primarily relates to the Sale-Leaseback Transaction.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	December 31,
	2023	2022
Accrued compensation and benefits	$2,096	$2,522
Interest accrual	1,214	108
Freight, custom and duty accrual	1,040	1,022
Goods in transit accrual	360	1,172
Income tax accrual	—	451
Other accrued liabilities	4,819	7,933
Total accrued expenses and other current liabilities	$9,529	$13,208

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
9. DEBT
Debt is comprised of the following:

	December 31,
	2023	2022
Term Loan - net of unamortized discount and deferred financing costs of $4,259 and $5,142 as of December 31, 2023, and December 31, 2022, respectively	$118,241	$118,608
Other	160	160
Total debt	$118,401	$118,768

Current portion of long-term debt	$2,989	$1,307
Long-term debt - net of unamortized discount and deferred financing costs of $4,259 and $5,142 as of December 31, 2023, and December 31, 2022, respectively	115,412	117,461
Total debt	$118,401	$118,768
Term Loan
On October 25, 2021, the Company and certain of its direct and indirect subsidiaries (the "Obligors") entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which the Company borrowed a $125,000 senior secured term loan ("Term Loan"). The Term Loan was amended by Amendment No. 1 to Credit and Guaranty Agreement (“Amendment No. 1”) effective on June 27, 2023, to replace the LIBOR referenced rates with SOFR referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor), plus 5.50%. The ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. Legal fees associated with Amendment No. 1 were not material, and were included in Other income, net, on the Consolidated Statements of Operations for the year ended December 31, 2023. The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the provisions of Amendment No. 1, included as Exhibit 10.8 to this Annual Report on Form 10-K. Capitalized terms referenced above are defined in the Term Loan.
The Term Loan was subject to a call premium of 1% if called prior to October 25, 2023, and 0% thereafter, and matures on October 25, 2028 ("Maturity Date"). Deferred financing costs are being amortized to interest expense over the term of the loan. For the year ended December 31, 2023, the effective interest rate was 11.55% and interest expense was $14,245, which includes amortization of deferred financing costs and discount of $883. For the year ended December 31, 2022, the effective interest rate was 8.30% and interest expense was $10,331, which included amortization of deferred financing costs and discount of $883.
The principal amounts of the Term Loan are required to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) selling assets that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. As described in Note 6 – Leases, the Company received net cash proceeds in January 2023 from the Sale-Leaseback Transaction and is subject to a provision whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the Sale Leaseback Transaction, and (ii) investments which are contractually committed within one-year of the Sale Leaseback Transaction and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
which are not reinvested would require the Company to make an offer to prepay the corresponding amount on the Term Loan in 2024. In accordance with this provision, the Company classified $1,665 as current debt as of December 31, 2023, and offer to prepay the Term Loan in this amount. In addition, the Company has $2,187 of contractual commitments pursuant to this provision. Should any of the $2,187 balance not be paid within 180 days of the contractual commitment dates, the Company will be required to make an additional offer to prepay the corresponding amount in 2024. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
As of December 31, 2023, and 2022, the outstanding principal balance on the Term Loan was $122,500 and $123,750, respectively.
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants, and the Company was in compliance with all requirements as of December 31, 2023. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company.
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
The Revolving Credit Facility originally had a borrowing limit of $50,000. On August 31, 2021, the Obligors entered into an amendment (the "First Amendment") to increase their original borrowing limit to $100,000. In connection with the First Amendment, the Company's previously acquired subsidiaries became party to the Revolving Credit Facility as either borrowers or as guarantors. On October 25, 2021, the Company and its subsidiaries entered into a second amendment (the "Second Amendment"), with JPMorgan Chase Bank, N.A., pursuant to which the parties consented to the Term Loan described above, and made certain conforming changes to comport with the Term Loan provisions. The Revolving Credit Facility was further amended by a third amendment and joinder dated August 23, 2022 (the "Third Amendment"), pursuant to which several previously acquired subsidiaries became parties to the Revolving Credit Facility and granted liens on their assets. On December 22, 2022, the Company entered into a fourth amendment (the "Fourth Amendment") pursuant to which a sale-leaseback transaction was permitted, and certain other changes were made, including a reduction of the maximum commitment amount under the Revolving Credit Facility from $100,000 to $75,000 and transitioning the LIBOR based rates to SOFR based rates. On March 31, 2023, the Company and certain of its subsidiaries entered into an amendment (the “Fifth Amendment”) pursuant to which the maturity date was extended to June 30, 2026, the maximum commitment amount under the Revolving Credit Facility was reduced to $55,000, and the interest rate on borrowings was revised to various spreads, based on the Company's fixed charge coverage ratio.
The unamortized debt discount and deferred financing costs were $538 and $580 as of December 31, 2023, and 2022, respectively, and are included in other assets in the consolidated balance sheet. Debt discount and deferred financing costs are being amortized to interest expense over the term of the Revolving Credit Facility.
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
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability (as defined in the Revolving Credit Facility documents) is less than an amount equal to 10% of the Aggregate Revolving Commitment (currently $55,000), the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
the Excess Availability is more than 10% of the Aggregate Revolving Commitment for thirty consecutive days. In order to consummate permitted acquisitions or to make restricted payments, the Company would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated. As of December 31, 2023, the Company is in compliance with the covenants contained in the Revolving Credit Facility.
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
As of December 31, 2023, and 2022, the Company had zero borrowed under the facility. As of December 31, 2023 the Company would be able to borrow approximately $22 million under the Revolving Credit Facility, before the Company would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
Other debt
Other debt of $160 and $160 as of December 31, 2023, and December 31, 2022, respectively, was primarily comprised of foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage.
Loss on debt modification
The losses on debt modification of $59 and $145 for the years ended December 31, 2023 and 2022, respectively, resulting primarily from the financing transactions described above, are presented in Other income, net on the consolidated statement of operations.
Aggregate future principal payments
As of December 31, 2023, the aggregate estimated future principal payments under long-term debt are as follows:

Debt
Year ending December 31,
2024	$2,989
2025	1,269
2026	1,270
2027	1,270
2028	115,862
Total	$122,660
10. STOCKHOLDERS’ EQUITY
Common stock
Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the Board of Directors. As of December 31, 2023, there were 45,789,890 shares outstanding and 300,000,000 shares authorized.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Warrants
On July 19, 2021, the Company completed the redemption ("Redemption") of certain of its outstanding warrants (the "Investor Warrants") that were issued in connection with a private placement of units (the "private placement"), each consisting of a share of common stock and a warrant to purchase an additional one-half (1/2) shares of common stock. In connection with the private placement, the Company agreed to engage the placement agent (the "Placement Agent") as the Company's warrant solicitation agent in the event the Investor Warrants were called for Redemption. The Company agreed to pay a warrant solicitation fee to the Placement Agent equal to five percent of the amount of net cash proceeds solicited by the Placement Agent upon the exercise of certain Investor Warrants following such call for Redemption. For the years ended December 31, 2023 and 2022, respectively, there were no Investor Warrants outstanding. In connection with the private placement, the Placement Agent was issued warrants (the “placement agent warrants”) which expired on December 14, 2023.
As of December 31, 2023, there were no outstanding placement agent warrants. As of December 31, 2022, the following table summarizes the outstanding warrants:

	Number of Warrants	Exercise Price
Placement agent warrants	11,662	$8.43
Placement agent warrants	6,007	$16.86
Total	17,669	$11.30
11. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan ("2018 Plan"), the 2019 Employee, Director and Consultant Equity Incentive Plan ("2019 Plan") and the 2020 Employee, Director, and Consultant Equity Incentive Plan ("2020 Plan" and collectively, "Incentive Plans"). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of December 31, 2023, a total of 1,400,453 shares were available for grant under the 2020 Plan.
The Incentive Plans are administered by the Company's Board of Directors. Notwithstanding the foregoing, the Board of Directors may delegate concurrent responsibility for administering each plan, including with respect to designated classes of persons eligible to receive an award under each plan, to a committee or committees (which term shall include subcommittees) consisting of one or more members of the Board of Directors (collectively, the "Plan Administrator"), subject to such limitations as the Board of Directors deems appropriate.
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
The tax benefits recognized in the consolidated statements of operations for stock-based compensation arrangements for the years ended December 31, 2023, and 2022, were not material to the financial statements.
Restricted Stock Unit ("RSU") Activity
RSUs granted to certain executives, employees and members of the Board of Directors expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into shares of the Company's common stock. The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the first quarter of 2023, the Company granted RSU awards that are expected to vest with two equal vesting tranches; one tranche vested on October 31, 2023, and the second one is scheduled to vest on October 31, 2024. During the second quarter of 2023, the Company granted RSU awards to members of the Board of Directors that are expected to vest on the one year anniversary of the grant date. During the third quarter of 2023, the Company granted RSU awards that are expected to vest with three equal vesting tranches, annually on the anniversary of the grant date.
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
The following table summarizes the activity related to the Company's RSUs for the year ended December 31, 2023. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the year ended December 31, 2023:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2022	992,633	$8.57
Granted	1,091,726	$1.19
Vested	(779,412)	$6.82
Forfeited	(62,737)	$11.05
Balance, December 31, 2023	1,242,210	$3.06
The total vest date fair value of RSUs vested for the years ended December 31, 2023, and 2022, was $948, and $8,397, respectively.
As of December 31, 2023, total unamortized stock-based compensation cost related to unvested RSUs was $2,021 and the weighted-average period over which the compensation is expected to be recognized is 1.09 years. As of December 31, 2023, there were 6,357 RSUs which had vested, but were not yet issued due to the recipients' elections to defer the awards.
The Company recognized $4,502, and $7,638, of total stock-based compensation expense for RSUs for the years ended December 31, 2023, and 2022, respectively. For the year ended December 31, 2023, the Company withheld 203,756, of the 779,412, of common stock issued upon vesting of RSUs to meet employees' payroll tax withholding requirements. The tax

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
withholding payments of $256 were made in 2023.
Performance Stock Unit ("PSU") Activity
During the year ended December 31, 2023, the Company granted PSU awards that are subject to a one-year vesting requirement (based on continuous employment) and contain performance conditions based on certain performance metrics. The following table summarizes the activity related to the Company's PSUs for the year ended December 31, 2023:

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2022	96,246	$15.74
Granted	1,141,543	$1.77
Vested	(25,894)	$15.74
Forfeited	(290,713)	$5.15
Balance, December 31, 2023	921,182	$1.77
During the year ended December 31, 2023, the PSU forfeitures were due to employee terminations and performance conditions that were not satisfied, while PSU vests were from awards granted in prior periods. The Company anticipates that a majority of the PSUs outstanding as of December 31, 2023 will forfeit in 2024 as a result of not meeting certain performance conditions.
As of December 31, 2023, total unamortized stock-based compensation cost related to unvested PSUs was $72 and the weighted-average period over which the compensation is expected to be recognized is less than one-year.
The total vest date fair value of PSUs vested for the year ended December 31, 2023, was $44.
For the years ended December 31, 2023, and 2022, respectively, the Company recognized $300, and $355, of total stock-based compensation expense for PSUs. For the year ended December 31, 2023, the Company withheld 8,909, of the 25,894, of common stock issued upon vesting of PSUs to meet employees' payroll tax withholding requirements. The tax withholding payments of $15 were made in 2023.
Stock Options
The vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and options may be exercised up to 10 years from the date of issuance.
There were no stock options granted or exercised during the year ended December 31, 2023. The following table summarizes the stock option activity for the year ended December 31, 2023:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2022	670,026	$9.50	$2.05	5.25
Cancelled	(91,443)	$9.44	$2.19
Forfeited	(7,224)	$12.28	$7.69
Outstanding as of December 31, 2023	571,359	$9.47	$2.01	3.69
Options exercisable as of December 31, 2023	554,685	$9.16	$1.71	3.59
Vested and expected to vest as of December 31, 2023	571,359	$9.47	$2.01	3.69

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The following table summarizes the unvested stock option activity for the year ended December 31, 2023:

	Number	Weighted average grant date fair value
Unvested as of December 31, 2022	70,587	$7.02
Vested	(46,689)	$5.68
Forfeited	(7,224)	$7.69
Unvested as of December 31, 2023	16,674	$12.15
There were no stock options granted for the year ended December 31, 2023. The weighted average grant date fair value of stock options granted was $12.95 for the year ended December 31, 2022.
Since stock options represent equity awards of the Company, such awards are fair valued as of the grant date for the purposes of measurement and recognition under U.S. GAAP. To measure the fair value of an option, the Black-Scholes valuation model was utilized. The valuation model requires the input of subjective assumptions. For inputs into the Black-Scholes model, the expected volatility is based on historical implied volatility from recent stock option transactions at the time of grant. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The Company has elected to use the "simplified method" to determine the expected term which is the midpoint between the vesting date and the end of the contractual term because it has insufficient history upon which to base an assumption about the term. The expected dividend yield is 0.0% as the Company has not paid and does not anticipate paying dividends on its common stock. Inputs to the model were as follows for the period indicated:

Year ended December 31, 2022
Weighted average exercise price of common stock underlying the options	$13.12
Volatility	200%
Risk-free rate	2.8%
Dividend yield	Nil
Expected term in years	6.0
As of December 31, 2023, the total compensation cost related to unvested options not yet recognized was $113 and the weighted-average period over which the compensation is expected to be recognized is less than one-year. For the years ended December 31, 2023, and 2022, respectively, the Company recognized $273 and $361, of total stock-based compensation expense for stock options. The total intrinsic value of options exercised was $82 for the year ended December 31, 2022.
12. INCOME TAXES
Loss before tax was as follows:

	Years ended December 31,
	2023	2022
United States	$(58,068)	$(235,215)
Foreign	(6,958)	(56,643)
Loss before tax	$(65,026)	$(291,858)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Significant components of income tax benefit consist of the following:

	Years ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	167	100
Foreign	(382)	2,767
Total current expense	(215)	2,867

Deferred:
Federal	111	(8,689)
State	—	(2,980)
Foreign	(109)	2,359
Total deferred expense (benefit)	2	(9,310)
Total income tax benefit	$(213)	$(6,443)
The reconciliation of income tax computed at the U.S. federal statutory tax rates of 21% to income tax benefit consists of the following:

	Years ended December 31,
	2023	2022
Effective rate reconciliation
U.S. federal tax benefit at statutory rate	$(13,656)	$(61,290)
State income taxes, net	132	422
Permanent items	120	3,785
Goodwill impairment	—	23,170
Foreign rate differential	(3,988)	(443)
162(m) officers compensation	17	1,010
Share-based compensation	680	26
Deferred adjustments	1,035	770
Other, net	(1,320)	2,410
Valuation allowance	16,767	23,697
Total income tax benefit	$(213)	$(6,443)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Deferred income tax assets and liabilities consist of the following:

	December 31,
	2023	2022
Deferred tax assets
Lease liabilities	$16,646	$17,079
Accrued expenses	2,022	1,453
Share-based compensation	177	865
Intangible assets	1,422	2,110
Net operating loss	38,729	31,425
Inventories	5,437	6,346
Interest expense	9,466	4,183
Other	1,543	1,130
Deferred tax assets	75,442	64,591
Valuation allowance	(55,742)	(39,293)
Total deferred tax assets	19,700	25,298

Deferred tax liabilities
Property, plant and equipment	(8,618)	(10,216)
Operating lease right-of-use assets	(14,063)	(17,767)
Other	(37)	—
Total deferred tax liabilities	(22,718)	(27,983)
Net deferred tax liability	$(3,018)	$(2,685)

Other long-term assets - deferred tax assets	$214	$—
Long-term deferred tax liabilities	(3,232)	(2,685)
Net deferred tax liability	$(3,018)	$(2,685)
As of December 31, 2023, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $153,300 and $113,100, respectively. The federal and state NOL carryforwards, if not utilized, will begin to expire in 2037 and 2027, respectively, and $140,000 of the federal losses are indefinite. As of December 31, 2022, the Company had federal and state NOL carryforwards of approximately $107,100 and $80,800, respectively. Foreign NOL carryforwards were approximately $8,900 at December 31, 2023. The foreign NOLs, if not utilized, will begin to expire in 2040.
The Company determined the amount of its valuation allowance based on estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income by jurisdiction, and the impact of tax planning strategies. As of December 31, 2023, and 2022, the Company believes it is more-likely-than-not that it will not be able to realize its U.S. deferred tax assets and therefore has maintained a full valuation allowance against its U.S. deferred tax assets. The Company has also provided valuation allowances against certain foreign deferred tax assets.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
In 2023 and 2022, the Company did not record any liabilities related to uncertain tax positions. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2023. The Company recognizes interest and penalties relating to unrecognized tax benefits as part of its income tax expense. The Company’s major filing jurisdictions are the United States and Canada. Due to the Company’s net operating loss carryforwards, the Company’s income tax returns remain subject to examination by federal, foreign and most state taxing authorities for all tax years.
13. COMMITMENTS AND CONTINGENCIES
Purchase commitments
From time to time in the normal course of business, the Company will enter into agreements with suppliers which provide favorable pricing in return for a commitment to purchase minimum amounts of inventory over a defined time period.
Contingencies
In the normal course of business, certain claims have been brought against the Company and, where applicable, its suppliers. While there is inherent difficulty in predicting the outcome of such matters, management has vigorously contested the validity of these claims. Based on available information, management does not expect that the outcome of any matters, individually or in the aggregate, would have a material adverse effect on the consolidated financial position, results of operations, cash flows or future earnings of the Company.
14. FAIR VALUE MEASUREMENTS
Recurring
Contingent consideration, as described under the heading Business combinations in Note 2 – Basis of Presentation and Significant Accounting Policies, was measured at estimated fair value on a recurring basis and based on Level 3 fair value measurements. The fair value of the contingent consideration for the Heavy 16 and Aurora Innovations acquisitions was $200 and $16,834, respectively, as of December 31, 2021. There was no change in the fair value of the contingent consideration for the Heavy 16 acquisition during fiscal year 2022, and it was paid in April 2022. The change in the fair value of contingent consideration for the Aurora Innovations acquisition was a benefit of $1,560, during the six months ended June 30, 2022, and was recognized in SG&A on the consolidated statements of operations during that period. The value of the contingent consideration was $15,274 as of June 30, 2022, and was subsequently paid in July 2022. As of December 31, 2023, and 2022, the Company had no remaining unsettled contingent consideration relating to the Company's five acquisitions from 2021.
Nonrecurring
Nonrecurring fair value measurements include the Company’s goodwill impairment recognized during the year ended December 31, 2022, as determined based on unobservable Level 3 inputs. Refer to Note 3 – Goodwill and Intangible Assets, Net, for further discussion.
The Company's note receivable, as described in Note 2 – Basis of Presentation and Significant Accounting Policies, was measured at fair value on a nonrecurring basis. During the year ended December 31, 2022, the Company measured an impairment on the note receivable based on the estimated fair value of the collateral, which was considered a Level 3 fair value measurement. The carrying value of the note receivable was $3,111 as of December 31, 2021. The Company recorded an impairment loss of $2,636 during the year ended December 31, 2022, recognized in Impairments on the consolidated statements of operations. The carrying value of the note receivable was $475 as of December 31, 2022, and was included in other assets on the consolidated balance sheet.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Other Fair Value Measurements
The following table summarizes the fair value of the Company’s assets and liabilities which are provided for disclosure purposes:

		December 31, 2023		December 31, 2022
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	30,312	30,312	21,291	21,291

Liabilities
Finance leases	Level 3	9,688	9,688	1,904	1,904
Term Loan	Level 2	122,500	98,000	123,750	105,188
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

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective for the period covered by this Annual Report on Form 10-K.
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
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This annual report does not include an attestation report of our independent registered public accounting firm as it is not required.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
The following table sets forth the name and position of each of our executive officers and directors as of February 29, 2024.

Name	Position
William Toler	Chairman of the Board and Chief Executive Officer
B. John Lindeman	Executive Vice President and Chief Financial Officer
Kevin O'Brien	Chief Accounting Officer
Mark Parker	Executive Vice President
Patrick Chung	Director
Susan P. Peters	Director, Chairperson of Compensation Committee
Renah Persofsky	Director, Chairperson of Nominating and Corporate Governance Committee
Richard D. Moss	Director, Chairperson of Audit Committee and Mergers and Acquisitions Committee
Melisa Denis	Director
William Toler, Chairman of the Board and Chief Executive Officer
Mr. Toler has served as our Chairman of our board of directors and Chief Executive Officer since January 1, 2019. Prior to joining Hydrofarm in 2019, Mr. Toler was the Chief Executive Officer of Hostess Brands, Inc. (Nasdaq: TWNK) ("Hostess"), a food and beverage company, from April 2014 to March 2018. Under his leadership, Hostess successfully re-established the iconic Hostess brand as a leader within the sweet baked goods category, returned the company to profitability and transitioned Hostess from a private to public company. Mr. Toler has over 35 years of executive leadership experience in supply chain management and consumer packaged goods, including previously having served as Chief Executive Officer of AdvancePierre Foods, from September 2008 to August 2013, and President of Pinnacle Foods. He has also held executive roles at Campbell Soup Company (NYSE: CPB), Nabisco, and Procter & Gamble (NYSE: PG). Mr. Toler served on the board of directors of Collier Creek Holdings from September 2018 to September 2020, Hostess Brands from May 2014 to March 2018, AdvancePierre Foods from 2008 to 2013 and Pinnacle Foods from 2007 to 2008. In addition, Mr. Toler has also served as a senior advisor at Oaktree Capital Management, an investment management firm, from September 2013 to April 2014. Mr. Toler holds a B.A. in Business Management and Economics from North Carolina State University.
B. John Lindeman, Chief Financial Officer
Mr. Lindeman has served as our Executive Vice President since August 2022 and Chief Financial Officer since March 2020. From August 2015 until assuming his current role at Hydrofarm in March 2020, Mr. Lindeman served as Chief Financial Officer and Corporate Secretary at Calavo Growers, Inc. (Nasdaq-GS: CVGW) ("Calavo"), a global avocado-industry leader and expanding provider of valued-added fresh food, where he was responsible for the finance, accounting, IT and human resource functions. Prior to joining Calavo, Mr. Lindeman held various leadership positions within the finance and investment banking industries, including serving as managing director at Sageworth Trust Company, a family office and private trust company, from March 2015 to July 2015, managing director and co-head of the consumer and retail group at Janney Montgomery Scott from August 2009 to March 2015, managing director at Stifel, Nicolaus & Co., Inc. from December 2005 to August 2009 and principal at Legg Mason from October 1999 to December 2005. Prior to joining Legg Mason, he was a Manager at PricewaterhouseCoopers LLP from August 1996 to October 1999. Mr. Lindeman has also served as a director of Utz Brands, Inc. (NYSE: UTZ) since September 2020. Mr. Lindeman is a Chartered Financial Analyst and holds a B.S. in Business Administration from the University of Mary Washington.
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
Mark Parker, Executive Vice President
Mr. Parker has served as our Executive Vice President since February 2022. Mr. Parker has over 30 years of experience in sales and marketing, and leading complex integration projects in multiple industries, in particular with consumer packaging goods. From May 2019 until February 2022, Mr. Parker served as our Senior Vice President of Business Development. Prior to joining Hydrofarm Mr. Parker was the founder and Chief Executive Officer of iQ Solutions, where he spent nine years assisting organizations in commercialization efforts focused on sales and marketing. Mr. Parker also previously served as Senior Vice President of Trade Marketing, U.S. Soup Division, for Campbell Soup Company (NYSE: CPB), where he introduced innovative initiatives as "Soup to Go" (convenience in a package) and iQ Shelf, an in-store approach to simplify consumer shopping experience and drive mutual share growth. Mr. Parker holds a B.S. in Economics from Wingate University.
Susan P. Peters, Director
Ms. Peters has served as our director since November 10, 2020. Previously, she was the Senior Vice President of Human Resources for General Electric Company (“GE”) (NYSE: GE) from July 2013 until December 2017 after which she retired following 38 years of service. In her role as Chief Human Resource Officer (“CHRO”), Ms. Peters was a member of GE’s senior leadership team. From 2001 to 2007 Ms. Peters served as GE’s Vice President of Executive Development and served as Chief Learning Officer since 2007. In her role as the CHRO, Ms. Peters oversaw all aspects of the Human Resource function for GE’s workforce of approximately 325,000 employees in 175 countries. She was responsible for all of GE’s talent acquisition, talent development, learning, compensation and benefits, payroll, union relations, and security. Approximately 5,000 human resource employees worked under her leadership. Ms. Peters was first appointed as an officer at GE in 1997. Ms. Peters was a founding member of the GE Women’s Network and was also a member of the GE Foundation Board and the GE Pension Board. Ms. Peters also served on the National Board of Directors of Girl Scouts of the USA from 2008 until 2017. She is currently a member of the Loews Corporation (NYSE: L) board of directors. Ms. Peters received her B.A. from St. Mary’s College, Notre Dame and her Masters in Education from the University of Virginia. Ms. Peters was selected to serve on our board of directors because of her expertise in leadership and development and her experience serving as an officer of a global industrial company.
Patrick Chung, Director
Mr. Chung has served as our director since November 10, 2020. Mr. Chung has served as Vice President of Investments at CentreCourt since October 2022. Previously, Mr. Chung served as the Vice President of Finance at Serruya Private Equity Inc. from March 2018 to October 2022. In this role, Mr. Chung oversaw financial reporting and asset management for the fund, led the real estate investments team, and played a strategic role in the growth of investee companies. Previously, Mr. Chung was the Director of Finance for Inside Edge Properties Ltd. from March 2017 to March 2018. From January 2015 to March 2017, Mr. Chung served as the Assistant Manager of Finance Advisory for Deloitte. Prior to January 2015, Mr. Chung served as an Associate of Risk Assurance Services at PricewaterhouseCoopers Canada. In December 2015, Mr. Chung was designated as a Chartered Professional Accountant by the Chartered Professional Accountants of Ontario. Mr. Chung received his Bachelor of Accounting and Finance and Minor in Economics from the University of Waterloo in December 2011 and his Masters of Accounting from the University of Waterloo in August 2012. Mr. Chung was selected to serve on our board of directors because of his expertise in financial accounting and investment management.
Renah Persofsky, Director
Ms. Persofsky has served as our director since November 10, 2020. Ms. Persofsky has over 40 years of business experience. Ms. Persofsky has served as the Chief Executive Officer of Strajectory Corp. since 2010 and served as an executive consultant of Canadian Imperial Bank of Commerce (NYSE: CM) from 2011 to 2021. Ms. Persofsky served as the Chairwoman of BookJane Inc. from October 2016 to December 2021; a director of Tilray Brands, Inc. (Nasdaq: TLRY) (f/k/a Aphria Inc.) since October 2017 and the Vice Chairwoman and Lead Director since October 2019; the Chairwoman of Green Gruff Inc. since July 2019; a director of Greenlane Holdings (Nasdaq: GNLN) since April 2022; and a director at Oceansix Future Paths Ltd. (TSXV: OSIX) (f/k/a K.B. Recycling Industries Ltd.) since April 2021. Ms. Persofsky has also previously served as an executive consultant to many iconic brands including Tim Hortons, Canadian Tire (OTCMKTS: CDNAF), Canada Post and Interac, and was an executive officer of the Bank of Montreal (NYSE: BMO). Ms. Persofsky previously co-chaired the Canadian Minister’s Advisory Committee on Electronic Commerce, as well as served as a special advisor to the Minister of Foreign Affairs and Trade. Ms. Persofsky received her degree from the Rotman School of Management at the University of

Toronto. Ms. Persofsky was selected to serve on our board of directors because of her global business and e-commerce expertise, and her experience with the cannabis industry.
Richard D. Moss, Director
Mr. Moss has served as our director since November 10, 2020. Mr. Moss served as Chief Financial Officer of Hanesbrands Inc. (NYSE: HBI), a leading Fortune 500 apparel company, from October 2011 until October 2017, after which he served in an advisory role at Hanesbrands until his retirement on December 31, 2017. Prior to his appointment as Chief Financial Officer, Mr. Moss led several key financial functions, including treasury and tax, at Hanesbrands from 2006 to 2011. From 2002 to 2005, Mr. Moss served as Vice President and Chief Financial Officer of Chattem Inc. (Nasdaq: CHTT), a leading marketer and manufacturer of branded over-the-counter health-care products, toiletries and dietary supplements. Mr. Moss also previously served as a senior advisor to Nexo Capital Partners from January 2018 until December 2020. Mr. Moss has served as a director of Winnebago Industries, Inc. (NYSE: WGO), a leading U.S. recreational vehicle manufacturer since February 2017 and has served as a director of Nature’s Sunshine Products, Inc. (Nasdaq: NATR) since May 2018. Mr. Moss received a B.A. and an M.B.A. from Brigham Young University. Mr. Moss was selected to serve on our board of directors because of his significant financial and corporate governance experience, including experience with public, consumer-oriented companies.
Melisa Denis, Director
Ms. Denis has served as our director since November 20, 2020. Ms. Denis is currently President of Miracle Pointe Development, a real estate development company. Ms. Denis has served as a director of Smartkem, Inc. (OTCMKTS: SMTK), an electronics and display technology organization, since November 2023. Ms. Denis previously served as a partner at KPMG from 1998 to October 2020, including as National Tax Leader for Consumer Goods and as the leader of the Consumer and Industrial Market for Dallas. Ms. Denis has served as a member of the Board of Regents for the University of North Texas System since January 2020, an advisory board member of Women Corporate Directors since 2011, and a board member of Enactus, a global non-profit, since 2019. Ms. Denis is a Certified Public Accountant and received her degree in accounting and her Masters of accounting and tax from the University of North Texas. Ms. Denis was selected to serve on our board of directors because of her significant financial and tax experience, including experience with companies in the consumer goods industry.
Item 11.         EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

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

4.2	Description of Capital Stock. (incorporated by referenced to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 9, 2023).
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

10.3+
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

10.4
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

10.5
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

10.6
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

10.8
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

10.9+
Unit Purchase and Contribution Agreement, dated as of April 26, 2021, by and among Hydrofarm Holdings Group, Inc., Field 16, LLC, F16 Holding LLC and the members of F16 Holding LLC (incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-1 (File No. 333-255510) filed with the SEC on April 26, 2021).

10.10**
Employment Agreement, dated January 1, 2019, by and between Hydrofarm Holdings Group, Inc. and William Toler (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

Exhibit	Description

10.11**
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

10.14**
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

10.16**
Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).

10.17**
Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Stock Option Notice (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).

10.18	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).
10.19**
Form of Restricted Stock Unit Award Agreement under the 2020 Employee, Director and Consultant Equity Incentive Plan (incorporated by referenced to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2022).

10.20**	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021)
19.1	Insider Trading Policy
21.1*	Subsidiaries of Hydrofarm Holdings Group Inc.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Denotes management contract or compensatory plan or arrangement.
#    The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed "filed" by the Company for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Hydrofarm Holdings Group, Inc.

Date: February 29, 2024	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ William Toler	Chief Executive Officer and Chairman of the Board	February 29, 2024
William Toler	(Principal Executive Officer)

/s/ B. John Lindeman	Chief Financial Officer	February 29, 2024
B. John Lindeman	(Principal Financial Officer)

/s/ Kevin O'Brien	Chief Accounting Officer	February 29, 2024
Kevin O'Brien	(Principal Accounting Officer)

/s/ Susan Peters		February 29, 2024
Susan Peters	Director

/s/ Patrick Chung		February 29, 2024
Patrick Chung	Director

/s/ Renah Persofsky		February 29, 2024
Renah Persofsky	Director

/s/ Richard D. Moss		February 29, 2024
Richard D. Moss	Director

/s/ Melisa Denis		February 29, 2024
Melisa Denis	Director