Form 10-Q
period 2024-03-31
HYDROFARM HOLDINGS GROUP, INC.
filed 2024-05-14
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 7, 2024, the registrant had 45,978,795 shares of common stock, $0.0001 par value per share, outstanding.

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
•the marketability of our common stock; and
•other risks and uncertainties, including those listed herein as well as under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2024 (the “2023 Annual Report”).
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$24,152	$30,312
Accounts receivable, net	22,468	16,890
Inventories	72,315	75,354
Prepaid expenses and other current assets	5,039	5,510
Total current assets	123,974	128,066
Property, plant and equipment, net	46,612	47,360
Operating lease right-of-use assets	51,886	54,494
Intangible assets, net	269,794	275,881
Other assets	1,750	1,842
Total assets	$494,016	$507,643
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,437	$12,613
Accrued expenses and other current liabilities	10,477	9,529
Deferred revenue	2,841	3,231
Current portion of operating lease liabilities	8,362	8,336
Current portion of finance lease liabilities	929	954
Current portion of long-term debt	1,278	2,989
Total current liabilities	39,324	37,652
Long-term operating lease liabilities	45,161	47,506
Long-term finance lease liabilities	8,498	8,734
Long-term debt	115,390	115,412
Deferred tax liabilities	3,232	3,232
Other long-term liabilities	4,382	4,497
Total liabilities	215,987	217,033
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 45,977,935 and 45,789,890 shares issued and outstanding at March 31, 2024, and December 31, 2023, respectively)	5	5
Additional paid-in capital	788,602	787,846
Accumulated other comprehensive loss	(7,226)	(6,497)
Accumulated deficit	(503,352)	(490,744)
Total stockholders’ equity	278,029	290,610
Total liabilities and stockholders’ equity	$494,016	$507,643
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2024	2023
Net sales	$54,172	$62,178
Cost of goods sold	43,247	50,797
Gross profit	10,925	11,381
Operating expenses:
Selling, general and administrative	19,621	24,431
Loss from operations	(8,696)	(13,050)
Interest expense	(3,931)	(3,692)
Other income, net	215	40
Loss before tax	(12,412)	(16,702)
Income tax expense	(196)	(147)
Net loss	$(12,608)	$(16,849)

Net loss per share:
Basic	$(0.28)	$(0.37)
Diluted	$(0.28)	$(0.37)
Weighted-average shares of common stock outstanding:
Basic	45,813,729	45,263,822
Diluted	45,813,729	45,263,822
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2024	2023
Net loss	$(12,608)	$(16,849)
Other comprehensive loss:
Foreign currency translation (loss) gain	(729)	112
Total comprehensive loss	$(13,337)	$(16,737)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2023	45,197,249	$5	$783,042	$(7,235)	$(425,931)	$349,881
Issuance of common stock for vesting of stock awards	237,333	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(72,306)	—	(123)	—	—	(123)
Stock-based compensation expense	—	—	1,182	—	—	1,182
Net loss	—	—	—	—	(16,849)	(16,849)
Foreign currency translation gain	—	—	—	112	—	112
Balance, March 31, 2023	45,362,276	$5	$784,101	$(7,123)	$(442,780)	$334,203

Balance, January 1, 2024	45,789,890	$5	$787,846	$(6,497)	$(490,744)	$290,610
Issuance of common stock for vesting of stock awards	293,018	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(104,973)	—	(97)	—	—	(97)
Stock-based compensation expense	—	—	853	—	—	853
Net loss	—	—	—	—	(12,608)	(12,608)
Foreign currency translation loss	—	—	—	(729)	—	(729)
Balance, March 31, 2024	45,977,935	$5	$788,602	$(7,226)	$(503,352)	$278,029
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2024	2023
Operating activities
Net loss	$(12,608)	$(16,849)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	7,885	8,007
Provision for (benefit from) doubtful accounts	80	(247)
Provision for inventory obsolescence	568	704
Restructuring expenses	7	327
Stock-based compensation expense	853	1,182
Non-cash operating lease expense	2,244	2,948
Other	(44)	456
Changes in assets and liabilities:
Accounts receivable	(5,715)	(5,141)
Inventories	2,156	7,321
Prepaid expenses and other current assets	442	(699)
Other assets	100	(188)
Accounts payable	2,892	(346)
Accrued expenses and other current liabilities	1,282	(3,139)
Deferred revenue	(370)	(1,116)
Lease liabilities	(1,976)	(2,166)
Other long-term liabilities	(93)	(4)
Net cash used in operating activities	(2,297)	(8,950)
Investing activities
Capital expenditures of property, plant and equipment	(1,442)	(1,653)
Other	34	51
Net cash used in investing activities	(1,408)	(1,602)
Financing activities
Proceeds from Sale-Leaseback Transaction	—	8,598
Borrowings under foreign revolving credit facilities	158	169
Repayments of foreign revolving credit facilities	(190)	(116)
Repayments of Term Loan	(1,974)	(312)
Payment of withholding tax related to stock awards	(97)	(123)
Finance lease principal payments	(255)	(257)
Net cash (used in) from financing activities	(2,358)	7,959
Effect of exchange rate changes on cash and cash equivalents	(97)	5
Net decrease in cash and cash equivalents	(6,160)	(2,588)
Cash and cash equivalents cash at beginning of period	30,312	21,291
Cash and cash equivalents at end of period	$24,152	$18,703

Non-cash investing and financing activities
Right-of-use assets relinquished under operating lease obligations	$—	$(1,103)
Assets acquired under finance lease obligations	—	185
Capital expenditures included in accounts payable and accrued liabilities	155	$847
Supplemental information
Cash paid for interest	4,708	3,401
Cash paid for income taxes	5	180
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and, in the opinion of management, reflect all normal and recurring adjustments which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited consolidated financial statements of the Company, which is included in the 2023 Annual Report. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2023 Annual Report.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include provisions for sales returns, rebates and claims from customers, realization of accounts receivable and inventories, fair value of assets acquired and liabilities assumed for business combinations, valuation of intangible assets, estimated useful lives of long-lived assets, incremental borrowing rate applied in lease accounting, valuation of stock-based compensation, recognition of deferred income taxes, classification of debt pursuant to certain terms in the Company's credit agreements, recognition of liabilities related to commitments and contingencies, asset retirement obligations, and valuation allowances. Actual results may differ from these estimates. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information available.
Restructuring
The Company began a restructuring plan (the "Restructuring Plan") in 2022, and undertook significant actions to streamline operations, reduce costs and improve efficiencies. The major initiatives of the first phase of the Restructuring Plan included (i) narrowing the Company's product and brand portfolio and (ii) the relocation and consolidation of certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach. During the three months ended March 31, 2023, the Company recorded pre-tax expense of $1,411 relating primarily to the relocation and termination of certain facilities in Canada, which are primarily cash charges. The Company incurred $327 of

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
non-cash charges during the three months ended March 31, 2023, relating to asset dispositions and write-downs. The Company recorded $1,237 of restructuring related charges within Cost of goods sold and $174 within Selling, general and administrative expenses on the consolidated statements of operations for the three months ended March 31, 2023. Total costs incurred relating to this first phase of the Restructuring Plan, from its inception in 2022 to its completion in 2023, were (i) $6,398 relating primarily to inventory markdowns, and (ii) $3,373 relating primarily to the relocation and termination of certain facilities in Canada.
As a result of the continued adverse market conditions, the Company implemented a second phase of the Restructuring Plan beginning in the third quarter of 2023, including U.S. manufacturing facility consolidations, in particular with respect to production of certain durable equipment products. The Company is reducing facility space and consolidating manufacturing operations to improve efficiency and reduce costs. During the three months ended March 31, 2024, the Company recorded pre-tax restructuring charges of $138 for the second phase, relating primarily to cash charges associated with the consolidation of U.S. manufacturing facilities. Of the $138 recorded charges, $91 was recorded within Cost of goods sold on the condensed consolidated statements of operations, while $47 was recorded within Selling, general and administrative ("SG&A") expenses on the condensed consolidated statements of operations. Total costs incurred relating to this second phase of the Restructuring Plan, from its commencement in the third quarter of 2023 through March 31, 2024, are (i) $8,872 of non-cash charges relating primarily to inventory markdowns, and (ii) $451 of cash charges relating primarily to the consolidation of U.S. manufacturing facilities.
The following tables present the activity in accrued expenses and other current liabilities for restructuring costs related to the first and second phases of the Restructuring Plan for the three months ended March 31, 2023, and March 31, 2024, respectively:

Three Months Ended March 31, 2023
Restructuring Accruals as of December 31, 2022	$696
Expense	1,084
Cash Payments	(1,156)
Restructuring Accruals as of March 31, 2023	$624

Three Months Ended March 31, 2024
Restructuring Accruals as of December 31, 2023	$187
Expense	130
Cash Payments	(180)
Restructuring Accruals as of March 31, 2024	$137

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
Entity-wide information
Net sales and property, plant and equipment, net and operating lease right-of-use assets in the United States and Canada, determined by the location of the subsidiaries, are shown below. Other foreign locations, which are immaterial, individually and in the aggregate, are included in the United States below.

	Three months ended March 31,
	2024	2023
United States	$40,455	$47,749
Canada	14,425	15,019
Intersegment eliminations	(708)	(590)
Total consolidated net sales	$54,172	$62,178

	March 31, 2024	December 31, 2023
United States	$65,118	$68,270
Canada	33,380	33,584
Total property, plant and equipment, net and operating lease right-of-use assets	$98,498	$101,854
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
The Company measures certain non-financial assets and liabilities, including long-lived assets and intangible assets at fair value on a nonrecurring basis. The fair value of contingent consideration was classified within level 3 of the fair value hierarchy. Refer to Note 14 – Fair Value Measurements, for further discussion of the contingent consideration.
Inventories
Inventories consist of finished goods, work-in-process, and raw materials used in manufacturing products. Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. The Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold or otherwise disposed. If inventory is sold, any related reserves would be reversed in the period of sale. During the year ended December 31, 2023, and the three months ended March 31, 2024, the Company estimated inventory markdowns relating to restructuring charges based upon current and

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
anticipated demand, customer preferences, business strategies, and market conditions including management's actions with respect to inventory raw materials and products and brands being removed from the Company's portfolio.
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
The amount billed to customers for shipping and handling costs included in net sales was $2,939 and $2,568 during the three months ended March 31, 2024, and 2023 respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits reported within deferred revenue in the condensed consolidated balance sheets, totaled $2,841 and $3,231 as of March 31, 2024, and December 31, 2023, respectively. There are no significant financing components and the majority of revenue is recognized within one year. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
3. INTANGIBLE ASSETS, NET
Intangible assets, net comprised the following:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$9,313	$(8,439)	$874	$9,325	$(8,357)	$968
Customer relationships	99,805	(33,720)	66,085	99,805	(31,883)	67,922
Technology, formulations and recipes	114,181	(27,570)	86,611	114,181	(25,124)	89,057
Trade names and trademarks	131,493	(18,413)	113,080	131,493	(16,740)	114,753
Other	4,779	(4,436)	343	4,802	(4,422)	380
Total finite-lived intangible assets, net	359,571	(92,578)	266,993	359,606	(86,526)	273,080
Indefinite-lived intangible asset:
Trade name	2,801	—	2,801	2,801	—	2,801
Total Intangible assets, net	$362,372	$(92,578)	$269,794	$362,407	$(86,526)	$275,881
Amortization expense related to intangible assets was $6,084 and $6,045 for the three months ended March 31, 2024, and 2023, respectively. The following are the estimated useful lives and the weighted-average amortization period remaining as of March 31, 2024, for the major classes of finite-lived intangible assets:

	Useful lives	Weighted-average amortization period remaining
Computer software	3 to 5 years	2 years
Customer relationships	7 to 18 years	10 years
Technology, formulations and recipes	8 to 12 years	9 years
Trade names and trademarks	15 to 20 years	17 years
The estimated aggregate future amortization expense for intangible assets subject to amortization as of March 31, 2024, is summarized below:

Estimated Future Amortization Expense
For the period of April 1, 2024 to December 31, 2024	$18,283
Year ending December 31,
2025	24,334
2026	24,066
2027	23,849
2028	23,185
2029 and thereafter	153,276
Total	$266,993

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
The following table presents basic and diluted loss per common share for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Net loss	$(12,608)	$(16,849)
Weighted-average shares of common stock outstanding	45,813,729	45,263,822
Dilutive effect of warrants and share based compensation awards using the treasury stock method	—	—
Diluted weighted-average shares of common stock outstanding	45,813,729	45,263,822
Basic loss per common share	$(0.28)	$(0.37)
Diluted loss per common share	$(0.28)	$(0.37)
The computation of the weighted-average shares of common stock outstanding for diluted loss per common share excludes the following potential shares of common stock as their inclusion would have an anti-dilutive effect on diluted loss per common share:

	Three months ended March 31,
	2024	2023
Shares subject to warrants outstanding	—	17,669
Shares subject to unvested performance and restricted stock units	1,129,490	2,048,606
Shares subject to stock options outstanding	443,744	658,296
5. ACCOUNTS RECEIVABLE, NET, AND INVENTORIES
Accounts receivable, net comprised the following:

	March 31, 2024	December 31, 2023
Trade accounts receivable	$22,176	$16,740
Allowance for doubtful accounts	(784)	(920)
Other receivables	1,076	1,070
Total accounts receivable, net	$22,468	$16,890

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The change in the allowance for doubtful accounts consisted of the following:

	Three months ended March 31,
	2024	2023
Beginning balance	$(920)	$(1,556)
Changes in estimates	(124)	(108)
Write-offs	229	130
Collections/Other	31	370
Ending balance	$(784)	$(1,164)
Inventories comprised the following:

	March 31, 2024	December 31, 2023
Finished goods	$57,525	$58,346
Work-in-process	3,324	3,891
Raw materials	20,830	23,256
Allowance for inventory obsolescence	(9,364)	(10,139)
Total inventories	$72,315	$75,354
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
6. LEASES
The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2038. Also, the Company leases some property, plant and equipment under finance leases. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 20 years. However, these options are generally not reflected in the calculation of the right-of-use assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company incurred operating lease costs of $2,750 and $3,647 during the three months ended March 31, 2024, and March 31, 2023, respectively. These costs are included primarily within SG&A in the condensed consolidated statements of operations.
The Company has operating subleases which have been accounted for by reference to the underlying asset subject to the lease, primarily as an offset to rent expense within SG&A. For the three months ended March 31, 2024, and March 31, 2023, the Company recorded sublease income of $738 and $642, respectively.
In January 2023, Gotham Properties LLC, an Oregon limited liability company and a subsidiary of the Company (“Seller”), consummated a Purchase and Sale Agreement with J & D Property, LLC, a Nevada limited liability company (“Purchaser”) pursuant to which certain real property located in the City of Eugene, County of Lane, State of Oregon (the “Eugene Property”) was sold to Purchaser for $8,598 and then leased back by Seller (the “Sale-Leaseback Transaction”). The new lease has a term of 15 years with annual rent starting at $731 and fixed increases to the final year when annual rent is $964. The Company is accounting for the transaction as a failed sale-leaseback which requires retaining the asset associated with the property and recognizing a corresponding financial liability for the cash received. The Eugene Property serves as the manufacturing and processing site for certain of the Company’s grow media and nutrient brands. Refer to Note 9 – Debt for further discussion.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Total right-of-use ("ROU") assets, finance lease assets, and lease liabilities were as follows:

	Balance Sheet Classification	March 31, 2024	December 31, 2023
Lease assets
Operating lease assets	Operating lease right-of-use assets	$51,886	$54,494
Finance lease assets	Property, plant and equipment, net	9,020	9,315
Total lease assets		$60,906	$63,809

Lease liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$8,362	$8,336
Finance leases	Current portion of finance lease liabilities	929	954
Noncurrent:
Operating leases	Long-term operating lease liabilities	45,161	47,506
Finance leases	Long-term finance lease liabilities	8,498	8,734
Total lease liabilities		$62,950	$65,530
The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with remaining terms greater than one year as of March 31, 2024, are as follows:

	Operating	Finance
For the period of April 1, 2024 to December 31, 2024	$7,872	$1,063
Year ending December 31,
2025	10,315	1,303
2026	9,159	851
2027	8,938	853
2028	8,383	806
2029 and thereafter	16,800	8,039
Total lease payments	61,467	12,915
Less portion representing interest	(7,944)	(3,488)
Total principal	53,523	9,427
Less current portion	(8,362)	(929)
Long-term portion	$45,161	$8,498

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net comprised the following:

	March 31, 2024	December 31, 2023
Machinery and equipment	$27,768	$27,417
Peat bogs and related development	12,670	12,256
Building and improvements	10,278	10,132
Land	6,109	6,114
Furniture and fixtures	4,370	4,360
Computer equipment	3,284	3,301
Leasehold improvements	5,166	5,169
Gross property, plant and equipment	69,645	68,749
Less: accumulated depreciation	(23,033)	(21,389)
Total property, plant and equipment, net	$46,612	$47,360
Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,801 and $1,962 for the three months ended March 31, 2024, and 2023, respectively.
As of March 31, 2024, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $12,173, less accumulated depreciation of $3,153. As of December 31, 2023, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $12,783, less accumulated depreciation of $3,468.
The Company operates peat bogs in Alberta, Canada. Under current provincial laws the Company is subject to certain asset retirement obligations ("AROs") and the remediation of the peat bog sites are under provincial oversight. The Company periodically evaluates expected remediation costs associated with the peat bog sites that it operates. When the Company concludes that it is probable that a liability has been incurred, a provision is made for management's estimate of the liability. As of March 31, 2024, and December 31, 2023, the Company had AROs of $491 and $759, respectively, recorded in Accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of March 31, 2024, and December 31, 2023, the Company had AROs of $4,382 and $4,457, respectively, recorded in Other long-term liabilities on the condensed consolidated balance sheets. The ARO changes related to the various components of accretion, and additional obligations incurred were not significant.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	March 31, 2024	December 31, 2023
Accrued compensation and benefits	$2,600	$2,096
Interest accrual	169	1,214
Freight, custom and duty accrual	1,140	1,040
Goods in transit accrual	1,653	360
Income tax accrual	146	—
Other accrued liabilities	4,769	4,819
Total accrued expenses and other current liabilities	$10,477	$9,529

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
9. DEBT
Debt is comprised of the following:

	March 31, 2024	December 31, 2023
Term loan - net of unamortized discount and deferred financing costs of $3,983 and $4,259 as of March 31, 2024, and December 31, 2023, respectively	$116,543	$118,241
Other	125	160
Total debt	$116,668	$118,401

Current portion of long-term debt	$1,278	$2,989
Long-term debt - net of unamortized discount and deferred financing costs of $3,983 and $4,259 as of March 31, 2024, and December 31, 2023, respectively	115,390	115,412
Total debt	$116,668	$118,401
Term Loan
On October 25, 2021, the Company and certain of its direct and indirect subsidiaries (the "Obligors") entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which the Company borrowed a $125,000 senior secured term loan (“Term Loan”). The Term Loan was amended by Amendment No. 1 to Credit and Guaranty Agreement (“Amendment No. 1”) effective on June 27, 2023, to replace the LIBOR referenced rates with SOFR referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor), plus 5.50%. The ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. Legal fees associated with Amendment No. 1 were not material, and were included in Other income, net, on the Condensed Consolidated Statements of Operations during the year ended December 31, 2023. The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the provisions of Amendment No. 1, included as Exhibit 10.8 to the 2023 Annual Report. Capitalized terms referenced above are defined in the Term Loan.
The Term Loan was subject to a call premium of 1% if called prior to October 25, 2023, and 0% thereafter, and matures on October 25, 2028 ("Maturity Date"). Deferred financing costs are being amortized to interest expense over the term of the loan. For the three months ended March 31, 2024, the effective interest rate was 12.03% and interest expense was $3,652, which includes amortization of deferred financing costs and discount of $220.
The principal amounts of the Term Loan are required to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) certain asset sales that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. As described in Note 6 – Leases, the Company received net cash proceeds in January 2023 from the Sale-Leaseback Transaction and is subject to a provision whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the Sale Leaseback Transaction, and (ii) investments which are contractually committed within one-year of the Sale Leaseback Transaction and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds which are not reinvested would require the Company to make an offer to prepay the corresponding amount on the Term Loan in 2024. In accordance with this provision, the Company classified $1,665 as current debt as of December 31, 2023, and prepaid the Term Loan in this amount in the first quarter of 2024. In addition, the Company had $2,187 of contractual commitments

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
pursuant to this provision as of December 31, 2023. Should any of the $2,187 balance not be paid within 180 days of the contractual commitment dates, the Company will be required to make an additional offer to prepay the corresponding amount. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
As of March 31, 2024, and December 31, 2023, the outstanding principal balance on the Term Loan was $120,526 and $122,500, respectively.
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants, and the Company was in compliance with all requirements as of March 31, 2024. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company.
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
The unamortized debt discount and deferred financing costs were $484 and $538 as of March 31, 2024, and December 31, 2023, respectively, and are included in other assets in the condensed consolidated balance sheets. Debt discount and deferred financing costs are being amortized to interest expense over the term of the Revolving Credit Facility.
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
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability (as defined in the Revolving Credit Facility documents) is less than an amount equal to 10% of the Aggregate Revolving Commitment (currently $55,000), the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability is more than 10% of the Aggregate Revolving Commitment for thirty consecutive days. In order to consummate permitted acquisitions or to make restricted payments, the Company would be required to comply with a higher

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated. As of March 31, 2024, the Company is in compliance with the covenants contained in the Revolving Credit Facility.
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
As of March 31, 2024, and December 31, 2023, the Company had zero borrowed under the facility. As of March 31, 2024, the Company would be able to borrow approximately $25 million under the Revolving Credit Facility, before the Company would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
Other Debt
Other debt of $125 and $160 as of March 31, 2024, and December 31, 2023, respectively, was primarily comprised of a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage.
Aggregate future principal payments
As of March 31, 2024, the aggregate future principal payments under long-term debt are as follows:

Debt
For the period of April 1, 2024 to December 31, 2024	$965
Year ending December 31,
2025	1,252
2026	1,252
2027	1,253
2028	115,929
2029 and thereafter	—
Total	$120,651
10. STOCKHOLDERS’ EQUITY
Common stock
Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the Board of Directors. As of March 31, 2024, there were 45,977,935 shares outstanding and 300,000,000 shares authorized.
Warrants
On July 19, 2021, the Company completed the redemption ("Redemption") of certain of its outstanding warrants (the "Investor Warrants") that were issued in connection with a private placement of units (the "private placement"), each consisting of a share of common stock and a warrant to purchase an additional one-half (1/2) shares of common stock. In connection with the private placement, the Company agreed to engage the placement agent (the "Placement Agent") as the Company's warrant solicitation agent in the event the Investor Warrants were called for Redemption. The Company agreed to pay a warrant solicitation fee to the Placement Agent equal to five percent of the amount of net cash proceeds solicited by the Placement

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Agent upon the exercise of certain Investor Warrants following such call for Redemption. As of March 31, 2024, and December 31, 2023, respectively, there were no Investor Warrants outstanding. In connection with the private placement, the Placement Agent was issued warrants (the “placement agent warrants”) which expired on December 14, 2023. As of March 31, 2024, and December 31, 2023, there were no outstanding placement agent warrants.
11. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of March 31, 2024, a total of 4,065,385 shares were available for grant under the 2020 Plan.
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
Restricted Stock Unit ("RSU") Activity
RSUs granted to certain executives, employees and members of the Board of Directors expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into shares of the Company's common stock. The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the first quarter of 2023, the Company granted RSU awards that are expected to vest with two equal vesting tranches, one of which vested on October 31, 2023, and the second of which is scheduled to vest on October 31, 2024. During the second quarter of 2023, the Company granted RSU awards to members of the Board of Directors that are expected to vest on the one year anniversary of the grant date.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The following table summarizes the activity related to the Company's RSUs for the three months ended March 31, 2024. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the three months ended March 31, 2024:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2023	1,242,210	$3.06
Vested	(112,720)	$13.75
Balance, March 31, 2024	1,129,490	$1.99
As of March 31, 2024, total unamortized stock-based compensation cost related to unvested RSUs was $1,269 and the weighted-average period over which the compensation is expected to be recognized is less than one year. For the three months ended March 31, 2024, the Company recognized $752 of total stock-based compensation expense for RSUs. As of March 31, 2024, there were 6,357 RSUs which had previously vested, but were not yet issued due to the recipients' elections to defer the awards.
Performance Stock Unit ("PSU") Activity
The following table summarizes the activity related to the Company's PSUs for the three months ended March 31, 2024:

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2023	921,182	$1.77
Vested	(180,298)	$1.77
Forfeited	(740,884)	$1.77
Balance, March 31, 2024	—	$—
During the three months ended March 31, 2024, the PSU forfeitures were due to employee terminations and performance conditions that were not satisfied, while PSU vests were from awards granted in prior periods. The majority of the PSUs outstanding as of December 31, 2023 were forfeited in the three months ended March 31, 2024, as a result of not meeting certain performance conditions. As of March 31, 2024, there was no unamortized stock-based compensation cost or unvested PSUs outstanding. For the three months ended March 31, 2024, the Company recognized $72 of total stock-based compensation expense for PSUs. The Company issued 1,372,188 additional PSUs in April 2024, which are scheduled to vest in April 2025, assuming certain performance metrics are achieved.
Stock Options
The vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and options may be exercised up to 10 years from the date of issuance.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
There were no stock options granted or exercised during the three months ended March 31, 2024. The following table summarizes the stock option activity for the three months ended March 31, 2024:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2023	571,359	$9.47	$2.01	3.69
Cancelled	(127,576)	$8.44	$0.92
Forfeited	(39)	$11.06	$9.89
Outstanding as of March 31, 2024	443,744	$9.76	$2.33	4.44
Options exercisable as of March 31, 2024	427,922	$9.38	$1.95	4.35
Vested and expected to vest as of March 31, 2024	443,744	$9.76	$2.33	4.44
The following table summarizes the unvested stock option activity for the three months ended March 31, 2024:

	Number	Weighted average grant date fair value
Unvested as of December 31, 2023	16,674	$12.15
Vested	(813)	$3.85
Forfeited	(39)	$9.89
Unvested as of March 31, 2024	15,822	$12.59
As of March 31, 2024, total compensation cost related to unvested options not yet recognized was $84 and the weighted-average period over which the compensation is expected to be recognized is less than one-year. For the three months ended March 31, 2024, the Company recognized $29 of total stock-based compensation expense for stock options.
12. INCOME TAXES

The Company recorded income tax expense of $196 for the three months ended March 31, 2024, representing an effective tax rate of (1.6)%. The Company’s effective tax rate for the three months ended March 31, 2024, differs from the federal statutory rate of 21% primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets in the U.S. and most foreign jurisdictions. The income tax expense for the three months ended March 31, 2024, was primarily due to U.S. state taxes and foreign taxes in certain jurisdictions.
The Company recorded income tax expense of $147 for the three months ended March 31, 2023, representing an effective tax rate of (0.9)%. The Company’s effective tax rate for the three months ended March 31, 2023, differs from the federal statutory rate of 21% primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets in the U.S. and most foreign jurisdictions. The tax expense for the three months ended March 31, 2023, was primarily due to foreign tax expense.
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
14. FAIR VALUE MEASUREMENTS
Recurring and Nonrecurring
The Company did not have any assets or liabilities that were remeasured to fair value on a recurring or nonrecurring basis during the periods presented.
Other Fair Value Measurements
The following table summarizes the fair value of the Company’s assets and liabilities which are provided for disclosure purposes:

		March 31, 2024		December 31, 2023
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	24,152	24,152	30,312	30,312

Liabilities
Finance leases	Level 3	9,427	9,427	9,688	9,688
Term Loan	Level 2	120,526	97,024	122,500	98,000
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
15. SUBSEQUENT EVENTS
On May 10, 2024, in connection with the Company's restructuring of its durable manufacturing operations, the Company entered into an agreement with CM Fabrication, LLC, (the “Buyer”) to sell assets relating to the production of certain durable equipment products, including an estimate of approximately $16,000 of inventories, property, plant and equipment, and other assets to the Buyer for approximately $8,700 (the “Asset Sale”). In connection with the Asset Sale, the Company intends to terminate and payoff the facility operating lease estimated at approximately $1,300 and certain equipment finance leases estimated at approximately $700. The Asset Sale is expected to close in the second quarter of 2024, subject to customary closing conditions. The Company estimates it will record a loss on the disposition of the tangible and intangible assets of approximately $12,000 in the second quarter of 2024, upon closing of the Asset Sale.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The Company will continue to sell its proprietary branded durable products. In connection with the transaction, the Company is entering into an exclusive supply agreement with the Buyer to provide for contract manufacturing, yielding a more efficient cost model going forward. JPMorgan Chase Bank, N.A., as administrative agent to the Company’s Revolving Credit Facility, granted a consent to permit the Asset Sale. In accordance with the Company’s Term Loan, the net proceeds from the Asset Sale transaction are required to be reinvested into certain permitted investments, such as capital expenditures, or offered to prepay Term Loan principal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited and unaudited consolidated financial statements and the notes contained elsewhere in this Quarterly Report on Form 10-Q and our 2023 Annual Report. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. Actual events or results may differ materially from forward-looking statements. In evaluating such statements, you should carefully consider the various factors identified in this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in “Risk Factors” in our 2023 Annual Report. See “Special Note Regarding Forward-Looking Statements.”
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
In connection with our previously disclosed evaluation of our facility footprint and product and brand portfolio, we initiated a restructuring plan (the "Restructuring Plan") during 2022. In connection with the first phase of our Restructuring Plan, our major initiatives included (i) narrowing our product and brand portfolio, including removing approximately one-third of all products and one-fifth of all brands relating to our primary product portfolio, which excluded our garden center business in Canada, and (ii) relocating and consolidating certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach, focusing commercial sales on competencies and product assortment gained from our recent acquisitions. Total costs incurred relating to this first phase of the Restructuring Plan from its commencement in 2022 to its completion in 2023, were (i) $6.4 million relating primarily to inventory markdowns, and (ii) $3.4 million relating primarily to the relocation and termination of certain facilities in Canada.
As a result of the continued adverse market conditions, in the third quarter of 2023 we began a second phase of the Restructuring Plan, including U.S. manufacturing facility consolidations, in particular with respect to our production of certain durable equipment products. We are reducing facility space and consolidating our manufacturing operations in the U.S. to improve efficiency and reduce costs. These restructuring charges are primarily recorded within Cost of goods sold on the consolidated statements of operations. During the three months ended March 31, 2024, we recorded pre-tax restructuring charges of $0.1 million, relating primarily to cash charges associated with the consolidation of U.S. manufacturing facilities. Further, we estimate additional charges associated with this second phase of the Restructuring Plan may exceed $2.0 million and be incurred through the next several quarters as we consolidate and exit facilities. These estimated additional charges include an estimated cash impact that may exceed $1.0 million for facility consolidations and lease and other contract terminations. We anticipate the second phase of our restructuring plan and related actions may result in cost savings of approximately $1.5 million on an annualized basis. The amounts we will ultimately realize or disburse in connection with both phases of the Restructuring Plan could differ materially from our estimates, and we may not be able to realize the full extent of our anticipated cost savings.
We review intangible assets with finite lives and indefinite lives for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. We noted a deterioration in customer demand in the United States and Canada caused by macroeconomic and industry conditions and fully impaired goodwill in 2022. However, we did not identify a triggering event requiring a test for impairment of intangible assets during the year ended December 31, 2023, or the three months ended March 31, 2024.
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
Results of Operations—Comparison of three months ended March 31, 2024 and 2023
The following table sets forth our unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2024, and 2023, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended March 31,
	2024		2023		Period change
Net sales	$54,172	100.0%	$62,178	100.0%	$(8,006)	-12.9%
Cost of goods sold	43,247	79.8%	50,797	81.7%	(7,550)	-14.9%
Gross profit	10,925	20.2%	11,381	18.3%	(456)	-4.0%
Operating expenses:
Selling, general and administrative	19,621	36.2%	24,431	39.3%	(4,810)	-19.7%
Loss from operations	(8,696)	-16.1%	(13,050)	-21.0%	4,354	33.4%
Interest expense	(3,931)	-7.3%	(3,692)	-5.9%	239	6.5%
Other income, net	215	0.4%	40	0.1%	175	437.5%
Loss before tax	(12,412)	-22.9%	(16,702)	-26.9%	4,290	25.7%
Income tax expense	(196)	-0.4%	(147)	-0.2%	49	33.3%
Net loss	$(12,608)	-23.3%	$(16,849)	-27.1%	$4,241	25.2%
Net sales
Net sales for the three months ended March 31, 2024, were $54.2 million, a decrease of $8.0 million, or 12.9% compared to the same period in 2023.
The 12.9% decrease in net sales for the three months ended March 31, 2024, as compared to the same period in 2023, was due to a 12.6% decline in volume/mix of products sold and a 0.3% decrease in price. The decrease in volume/mix of products sold was primarily related to the aforementioned oversupply in the cannabis industry.
Gross profit
Gross profit for the three months ended March 31, 2024, was $10.9 million, a decrease of $0.5 million, or 4.0%, compared to the same period in 2023. The decrease was due to lower net sales. Our gross profit margin percentage increased to

20.2% for the three months ended March 31, 2024, from 18.3% in the same period in 2023, primarily as a result of our restructuring and related cost savings initiatives which drove improved productivity in manufacturing.
Selling, general and administrative expenses
SG&A expenses for the three months ended March 31, 2024, were $19.6 million, a decrease of $4.8 million, or 19.7% compared to the same period in 2023. The decrease was due to lower expenses in several areas, including as a result of our cost saving and restructuring initiatives: (i) $1.4 million decrease in facility costs, (ii) $1.0 million decrease in professional and outside services, (iii) $0.8 million decrease in insurance costs, and (iv) $0.8 million decrease in salaries and benefits, along with other expense reductions in multiple areas.
Interest expense
Interest expense for the three months ended March 31, 2024, was $3.9 million, an increase of $0.2 million compared to the same period in the prior year. The increase was primarily due to higher variable interest rates on our Term Loan.
Other income, net
Other income, net for the three months ended March 31, 2024, was $0.2 million, an increase of $0.2 million compared to the same period in the prior year. Other income, net for the three months ended March 31, 2024, was primarily driven by interest income and foreign currency exchange rate gains.
Income taxes
We recorded income tax expense of $0.2 million for the three months ended March 31, 2024, representing an effective tax rate of (1.6)%. Our effective tax rate for the three months ended March 31, 2024, differs from the federal statutory rate of 21% primarily due to maintaining a full valuation allowance against our net deferred tax assets in the United States and most foreign jurisdictions. The income tax expense for the three months ended March 31, 2024, was primarily due to U.S. state taxes and foreign taxes in certain jurisdictions.
We recorded an income tax expense of $0.1 million for the three months ended March 31, 2023, representing an effective income tax rate of (0.9)%. Our effective tax rate for the three months ended March 31, 2023, differs from the federal statutory rate of 21% primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets in the U.S. and most foreign jurisdictions. The income tax expense for the three months ended March 31, 2023, was primarily due to foreign taxes in certain jurisdictions.
Liquidity and Capital Resources
Cash Flow from Operating, Investing, and Financing Activities
Comparison of the three months ended March 31, 2024, and March 31, 2023
The following table summarizes our cash flows for the three months ended March 31, 2024, and 2023 (amounts in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(2,297)	$(8,950)
Net cash used in investing activities	(1,408)	(1,602)
Net cash (used in) from financing activities	(2,358)	7,959
Effect of exchange rate changes on cash and cash equivalents	(97)	5
Net decrease in cash and cash equivalents	(6,160)	(2,588)
Cash and cash equivalents at beginning of period	30,312	21,291
Cash and cash equivalents at end of period	$24,152	$18,703
Operating Activities
Net cash used in operating activities was $2.3 million for the three months ended March 31, 2024. Consistent with historical seasonal trends, we utilized cash from operating activities in the first quarter to fund our working capital. The $1.3 million net reduction in working capital was primarily driven by a $5.7 million increase of accounts receivable and a $2.0 million decrease of lease liabilities, partially offset by a $4.2 million increase of accounts payable and accrued expenses and other current liabilities and a $2.2 million decrease of inventory.
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
Investing Activities
Net cash used in investing activities was $1.4 million and $1.6 million for the three months ended March 31, 2024, and March 31, 2023, respectively, primarily due to capital expenditures of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $2.4 million for the three months ended March 31, 2024, primarily driven by $2.0 million of Term Loan repayments relating to required quarterly payments of principal and prepayments made in conjunction with the Sale-Leaseback Transaction.
Net cash from financing activities was $8.0 million for the three months ended March 31, 2023, primarily driven by $8.6 million of proceeds from the Sale-Leaseback Transaction.
Availability and Use of Cash
Our ability to make investments in our business, service our debt and maintain liquidity will depend upon our ability to generate excess operating cash flows through our operating subsidiaries. We believe that our cash flows from operating activities, combined with current cash levels and borrowing availability under the Revolving Credit Facility, will be adequate to support our ongoing operations, to fund debt service requirements, capital expenditures, lease obligations and working capital needs through the next twelve months of operations. However, we cannot guarantee that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q and in our 2023 Annual Report.
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
Term Loan
On October 25, 2021, we and certain of our direct and indirect subsidiaries entered into the Term Loan with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which we borrowed a $125 million senior secured term loan (the "Term Loan"). The Term Loan was amended by Amendment No. 1 effective as of June 27, 2023, to replace the LIBOR referenced rates with SOFR referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have had no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor) plus 5.50%. As of the date of filling this Quarterly Report on Form 10-Q, the ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. The Term Loan matures on October 25, 2028.
The principal amounts of the Term Loan are scheduled to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date of October 25, 2028.
We are also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) certain asset sales that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. As described in Note 6 – Leases, we received net cash proceeds in January 2023 from the Sale-Leaseback Transaction and are subject to a provision whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the Sale Leaseback Transaction, and (ii) investments which are contractually committed within one-year of the Sale Leaseback Transaction, and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds which are not reinvested would require us to make an offer to prepay the corresponding amount on the Term Loan in 2024. In accordance with this provision, we classified $1.7 million as current debt on our consolidated balance sheet as of December 31, 2023, and prepaid the Term Loan in this amount during the three months ended March 31, 2024. In addition, we had $2.2 million of contractual commitments pursuant to this provision as of December 31, 2023. Should any of the $2.2 million of contractual commitments not be paid within 180 days of their contractual commitment dates, we will be required to make an additional offer to prepay the corresponding amount in 2024. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
As of March 31, 2024, and December 31, 2023, the outstanding principal balance on the Term Loan was $120.5 million and $122.5 million, respectively.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. We were in compliance with all debt covenants as of March 31, 2024. The Term Loan is secured by a first lien on our non-working capital assets and a second lien on our working capital assets.
Revolving Credit Facility
On March 29, 2021, we and certain of our subsidiaries entered into the Revolving Credit Facility (the "Revolving Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender for a revolving line of credit up to $50 million. The Revolving Credit Facility was amended by the First Amendment dated August 31, 2021, which increased the revolving line of credit by an additional $50 million for an aggregate borrowing limit of $100 million. The Revolving Credit Facility was further amended by the Second Amendment dated October 25, 2021 which, among other things, permitted the incurrence of the Term Loan and made certain other changes including subordinating its liens on non-working capital assets to the obligations under the Term Loan. The Revolving Credit Facility was further amended by the Third Amendment and Joinder dated August 23, 2022, pursuant to which several previously acquired subsidiaries became parties to the Revolving Credit Facility and granted liens on their assets. On December 22, 2022, we entered into the Fourth Amendment pursuant to which a sale-leaseback transaction was permitted, and certain other changes were made, including a reduction of the maximum commitment amount under the Revolving Credit Facility from $100 million to $75 million and transitioning the LIBOR based rates to SOFR based rates. On March 31, 2023, we and certain of our subsidiaries entered into the Fifth Amendment, pursuant to which the maturity date was extended to June 30, 2026, the maximum commitment amount under the Revolving Credit Facility was reduced to $55 million, and the interest rate on borrowings was revised to various spreads, based on our fixed charge coverage ratio.
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
In order to consummate permitted acquisitions or to make restricted payments, we would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated.
We were in compliance with all debt covenants as of March 31, 2024. As of March 31, 2024, approximately $25 million was available to borrow under the Revolving Credit Facility, before we would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
As of March 31, 2024, and December 31, 2023, we had zero borrowed under the Revolving Credit Facility.
The aforementioned financing arrangements and other transactions are more fully described in the notes to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash and Cash Equivalents
The cash and cash equivalents balances of $24.2 million and $30.3 million at March 31, 2024, and December 31, 2023, respectively, included $7.1 million and $8.5 million, respectively, held by foreign subsidiaries.
Material Cash Requirements
Our material cash requirements include (i) principal repayments and anticipated interest payments on our long-term debt, (ii) finance lease payments, (iii) operating lease payments, and (iv) balances subject to the Term Loan reinvestment provision, as well as other purchase obligations to support our operations. Variable rates on our Term Loan are subject to change as further described in Item 3. Quantitative and Qualitative Disclosures About Market Risk. Refer to Item 1. Financial Statements, Note 9 – Debt, Note 6 – Leases, and Note 13 – Commitments and Contingencies for details relating to our material cash requirements for debt, our leasing arrangements, including future maturities of our operating lease liabilities, and purchase obligations, respectively. From time to time in the normal course of business, we will enter into agreements with suppliers which provide favorable pricing in return for a commitment to purchase minimum amounts of inventory over a defined time period.
Critical Accounting Policies and Estimates
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our critical accounting policies and estimates are identified in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 2023 Annual Report and include the discussion of estimates used in indefinite lived intangible assets, long-lived tangible and finite-lived intangible assets, and inventory valuation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and actual results could differ materially from the amounts reported.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 – Basis of Presentation and Significant Accounting Policies — Recent accounting pronouncements, to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risk has been interest rate, foreign currency and inflation risk. We do not have material exposure to commodity risk.
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of March 31, 2024, we had $120.5 million of Term Loan debt that is subject to variable interest rates that are based on Secured Overnight Financing Rate (“SOFR”) or an alternate base rate. Refer to Item 1. Financial Statements, Note 9 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of March 31, 2024, our interest expense on the variable-rate debt would increase by an average of $1.1 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks, but may determine to do so in the future.
Foreign Currency Risk
The functional currencies of our foreign subsidiary operations are predominantly in the Canadian dollar (“CAD”) and the Euro. For the purposes of presenting these condensed consolidated financial statements, the assets, and liabilities of subsidiaries with CAD or Euro functional currencies are translated into USD using exchange rates prevailing at the end of each reporting period. Income and expense items are translated at the average rate prevailing during the period with exchange differences impacting other comprehensive income (loss) in equity. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the CAD. We are impacted by changes in foreign currency exchange rates when we sell product in currencies different from the currency in which costs were incurred. The functional currencies and our purchasing and sales activities primarily include USD, CAD and Euro. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions, and labor. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.
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
ITEM 1A. RISK FACTORS
For a discussion of risk factors, please read Item 1A, "Risk Factors" in our 2023 Annual Report. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been the following material changes with respect to such risk factors.
If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which may adversely affect the market price and liquidity of our common stock.
Our common stock is currently traded on The Nasdaq Stock Market LLC (“Nasdaq”). Nasdaq requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock, including that we maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”).
On March 14, 2024, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that for the preceding 30 consecutive business days, our common stock did not maintain compliance with the Minimum Bid Price Requirement. The notice had no immediate effect on the listing or trading of our common stock, which has continued to trade on The Nasdaq Global Select Market under the symbol “HYFM.”
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until September 10, 2024 (the “Compliance Period”), to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance can be achieved automatically and without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days at any time during the Compliance Period, in which case Nasdaq will notify us of our compliance and the matter will be closed.
If, however, we do not achieve compliance with the Minimum Bid Price Requirement during the Compliance Period, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary.
There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement during the Compliance Period or that we will be able to maintain compliance with the other requirements for continued listing of our common stock on Nasdaq. If our common stock is delisted and we are unable to list our common stock on another U.S. national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On May 10, 2024, Innovative Growers Equipment, Inc., a wholly-owned indirect subsidiary of the Company (“IGE”), Manufacturing & Supply Chain Services, Inc., a wholly-owned indirect subsidiary of the Company (“MSCSI” and collectively with IGE, the “Sellers”), CM Fabrication, LLC (the “Buyer”) and Chris Mayer, Senior Vice President of Commercial Sales of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which IGE and MSCSI agreed to sell certain assets relating to the production of durable equipment products, including inventories, property, plant and equipment, and other assets, owned by the Sellers (the “Certain Assets”) to the Buyer for approximately $8.7 million (the “Asset Sale”). The Asset Sale is expected to close (the "Closing") in the second quarter of 2024, subject to customary closing conditions (such date of closing, the “Closing Date”).
The Purchase Agreement includes certain confidentiality, non-competition, non-solicitation and non-disparagement provisions applicable to the Buyer and Mr. Mayer for a period beginning on the Closing Date and ending on the later of (i) the term of the Supply Agreement (as defined below) and (ii) the term of the Consulting Agreement (as defined below), and, in certain circumstances, may be the later of (i) the fourth anniversary of the Closing Date, (ii) the term of the Supply Agreement and (iii) the term of the Consulting Agreement. Additionally, pursuant to the Purchase Agreement, subject to limited exceptions, the Company has a right of first refusal with respect to any sale by the Buyer of all or substantially all of the Certain Assets for a period beginning on the Closing Date and ending on the later of (i) the eighth anniversary of the Closing Date and (ii) the term of the Supply Agreement. The Purchase Agreement includes other customary representations, warranties and covenants regarding the Sellers and the Buyer.
At the Closing, the Buyer and Hydrofarm will enter into an exclusive supply agreement, pursuant to which the Buyer will continue to supply substantially all of the products historically made in the Company’s manufacturing facility, including horticulture benches, racking and LED lighting systems, to the Sellers for an initial term of five years (the “Supply Agreement”).
In addition, at the Closing the Company and Mr. Mayer will enter into a Consulting Agreement, pursuant to which Mr. Mayer will provide consulting services to the Company for a five-year period (the “Consulting Agreement”). Such consulting services shall relate to sales and business development efforts. In connection with the Consulting Agreement, Mr. Mayer will resign from his position at the Company.
Pursuant to the Term Loan, the Company is required to either reinvest the net proceeds from the Asset Sale into certain permitted investments, such as capital expenditures, or offer to prepay Term Loan principal. In connection with the Asset Sale, the Company intends to pay in full and terminate a facility operating lease for approximately $1.3 million and certain finance leases for approximately $0.7 million.
The foregoing descriptions of the Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the Purchase Agreement, which will be filed as an exhibit to the Company’s quarterly report on Form 10-Q for the period ending June 30, 2024.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit	Description

10.1*+	Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice.
10.2*+	Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Restricted Stock Unit Grant Notice.
10.3*+	Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Performance Stock Unit Grant Notice.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*    Filed herewith.
+    Denotes management contract or compensatory plan or arrangement.
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

Hydrofarm Holdings Group, Inc.

Date: May 14, 2024	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	/s/ B. John Lindeman
B. John Lindeman
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)