Form 10-Q
period 2024-06-30
HYDROFARM HOLDINGS GROUP, INC.
filed 2024-08-08
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2024, the registrant had 45,981,105 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$30,314	$30,312
Accounts receivable, net	18,565	16,890
Inventories	58,719	75,354
Prepaid expenses and other current assets	3,587	5,510
Assets held for sale	470	—
Total current assets	111,655	128,066
Property, plant and equipment, net	41,111	47,360
Operating lease right-of-use assets	47,472	54,494
Intangible assets, net	261,201	275,881
Other assets	1,919	1,842
Total assets	$463,358	$507,643
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,801	$12,613
Accrued expenses and other current liabilities	9,400	9,529
Deferred revenue	2,729	3,231
Current portion of operating lease liabilities	7,538	8,336
Current portion of finance lease liabilities	444	954
Current portion of long-term debt	1,570	2,989
Total current liabilities	35,482	37,652
Long-term operating lease liabilities	42,151	47,506
Long-term finance lease liabilities	8,071	8,734
Long-term debt	114,948	115,412
Deferred tax liabilities	3,232	3,232
Other long-term liabilities	4,465	4,497
Total liabilities	208,349	217,033
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 45,980,321 and 45,789,890 shares issued and outstanding at June 30, 2024, and December 31, 2023, respectively)	5	5
Additional paid-in capital	789,373	787,846
Accumulated other comprehensive loss	(7,567)	(6,497)
Accumulated deficit	(526,802)	(490,744)
Total stockholders’ equity	255,009	290,610
Total liabilities and stockholders’ equity	$463,358	$507,643
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales	$54,793	$63,051	$108,965	$125,229
Cost of goods sold	43,942	48,578	87,189	99,375
Gross profit	10,851	14,473	21,776	25,854
Operating expenses:
Selling, general and administrative	18,659	23,468	38,280	47,899
Loss on asset disposition	11,520	—	11,520	—
Loss from operations	(19,328)	(8,995)	(28,024)	(22,045)
Interest expense	(3,811)	(3,768)	(7,742)	(7,460)
Other income (expense), net	79	(420)	294	(380)
Loss before tax	(23,060)	(13,183)	(35,472)	(29,885)
Income tax (expense) benefit	(390)	318	(586)	171
Net loss	$(23,450)	$(12,865)	$(36,058)	$(29,714)

Net loss per share:
Basic	$(0.51)	$(0.28)	$(0.79)	$(0.66)
Diluted	$(0.51)	$(0.28)	$(0.79)	$(0.66)
Weighted-average shares of common stock outstanding:
Basic	45,978,941	45,412,627	45,896,335	45,338,636
Diluted	45,978,941	45,412,627	45,896,335	45,338,636
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(23,450)	$(12,865)	$(36,058)	$(29,714)
Other comprehensive loss:
Foreign currency translation (loss) gain	(341)	1,428	(1,070)	1,540
Total comprehensive loss	$(23,791)	$(11,437)	$(37,128)	$(28,174)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2023	45,362,276	$5	$784,101	$(7,123)	$(442,780)	$334,203
Issuance of common stock for vesting of stock awards	200,994	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(23,053)	—	(25)	—	—	(25)
Stock-based compensation expense	—	—	1,817	—	—	1,817
Net loss	—	—	—	—	(12,865)	(12,865)
Foreign currency translation gain	—	—	—	1,428	—	1,428
Balance, June 30, 2023	45,540,217	$5	$785,893	$(5,695)	$(455,645)	$324,558

Balance, March 31, 2024	45,977,935	$5	$788,602	$(7,226)	$(503,352)	$278,029
Issuance of common stock for vesting of stock awards	4,158	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(1,772)	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	772	—	—	772
Net loss	—	—	—	—	(23,450)	(23,450)
Foreign currency translation loss	—	—	—	(341)	—	(341)
Balance, June 30, 2024	45,980,321	$5	$789,373	$(7,567)	$(526,802)	$255,009
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2023	45,197,249	$5	$783,042	$(7,235)	$(425,931)	$349,881
Issuance of common stock for vesting of stock awards	438,327	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(95,359)	—	(148)	—	—	(148)
Stock-based compensation expense	—	—	2,999	—	—	2,999
Net loss	—	—	—	—	(29,714)	(29,714)
Foreign currency translation gain	—	—	—	1,540	—	1,540
Balance, June 30, 2023	45,540,217	$5	$785,893	$(5,695)	$(455,645)	$324,558

Balance, January 1, 2024	45,789,890	$5	$787,846	$(6,497)	$(490,744)	$290,610
Issuance of common stock for vesting of stock awards	297,176	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(106,745)	—	(98)	—	—	(98)
Stock-based compensation expense	—	—	1,625	—	—	1,625
Net loss	—	—	—	—	(36,058)	(36,058)
Foreign currency translation loss	—	—	—	(1,070)	—	(1,070)
Balance, June 30, 2024	45,980,321	$5	$789,373	$(7,567)	$(526,802)	$255,009
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2024	2023
Operating activities
Net loss	$(36,058)	$(29,714)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	15,661	16,257
Provision for inventory obsolescence	786	964
Restructuring expenses	314	744
Stock-based compensation expense	1,625	2,999
Non-cash operating lease expense	4,375	5,407
Non-cash loss from asset disposition	11,103	—
Other	323	753
Changes in assets and liabilities:
Accounts receivable	(1,986)	(897)
Inventories	8,608	15,437
Prepaid expenses and other current assets	1,781	(406)
Other assets	(234)	(188)
Accounts payable	739	(1,209)
Accrued expenses and other current liabilities	263	(3,261)
Deferred revenue	(496)	(1,323)
Lease liabilities	(5,315)	(4,548)
Other long-term liabilities	(2)	(54)
Net cash from operating activities	1,487	961
Investing activities
Capital expenditures of property, plant and equipment	(1,810)	(3,306)
Cash proceeds from Asset Sale for property, plant and equipment	3,700	—
Other	390	43
Net cash from (used in) investing activities	2,280	(3,263)
Financing activities
Proceeds from Sale-Leaseback Transaction	—	8,598
Borrowings under foreign revolving credit facilities	251	483
Repayments of foreign revolving credit facilities	(296)	(351)
Repayments of Term Loan	(2,282)	(625)
Payment of withholding tax related to stock awards	(98)	(148)
Finance lease principal payments	(1,151)	(510)
Net cash (used in) from financing activities	(3,576)	7,447
Effect of exchange rate changes on cash and cash equivalents	(189)	246
Net increase in cash and cash equivalents	2	5,391
Cash and cash equivalents at beginning of period	30,312	21,291
Cash and cash equivalents at end of period	$30,314	$26,682

Non-cash investing and financing activities
Right-of-use assets relinquished under operating lease obligations, net	$(1,924)	$(748)
Assets acquired under finance lease obligations	—	185
Capital expenditures included in accounts payable and accrued liabilities	719	517
Supplemental information
Cash paid for interest	8,560	6,884
Cash paid for income taxes	68	659
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
United States	$44,096	$48,748	$84,551	$96,497
Canada	11,603	14,565	26,028	29,584
Intersegment eliminations	(906)	(262)	(1,614)	(852)
Total consolidated net sales	$54,793	$63,051	$108,965	$125,229

	June 30, 2024	December 31, 2023
United States	$55,980	$68,270
Canada	32,603	33,584
Total property, plant and equipment, net and operating lease right-of-use assets	$88,583	$101,854
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
The Company measures certain non-financial assets and liabilities, including long-lived assets and intangible assets at fair value on a nonrecurring basis. The fair value of contingent consideration was classified within level 3 of the fair value hierarchy. Refer to Note 15 – Fair Value Measurements, for further discussion of the contingent consideration.
Inventories
Inventories consist of finished goods, work-in-process, and raw materials used in manufacturing products. Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. The Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
inventory. Such allowance is not reduced until the product is sold or otherwise disposed. If inventory is sold, any related reserves would be reversed in the period of sale. During the year ended December 31, 2023, and the three and six months ended June 30, 2024, the Company estimated inventory markdowns relating to restructuring charges based upon current and anticipated demand, customer preferences, business strategies, and market conditions including management's actions with respect to inventory raw materials and products and brands being removed from the Company's portfolio.
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
The amount billed to customers for shipping and handling costs included in net sales was $2,270 and $5,209 during the three and six months ended June 30, 2024, respectively, and $2,718 and $5,286 during the three and six months ended June 30, 2023, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits reported within deferred revenue in the condensed consolidated balance sheets, totaled $2,729 and $3,231 as of June 30, 2024, and December 31, 2023, respectively. There are no significant financing components and the majority of revenue is recognized within one year. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
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
3. RESTRUCTURING AND ASSET DISPOSITIONS
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
As a result of the continued adverse market conditions, the Company implemented a second phase of the Restructuring Plan beginning in the third quarter of 2023, including U.S. manufacturing facility consolidations, in particular with respect to production of certain durable equipment products. During the three and six months ended June 30, 2024, the Company recorded pre-tax restructuring charges of $927 and $1,065, respectively, for the second phase, relating primarily to cash charges associated with the consolidation and closure of U.S. manufacturing facilities including termination and disposal costs. The non-cash charges consist of fixed asset and inventory write-downs. Of the $927 and $1,065 recorded charges, $890 and $981, was recorded within Cost of goods sold on the condensed consolidated statements of operations during the three and six months ended June 30, 2024, respectively. The Company recorded $37 and $84 within Selling, general and administrative ("SG&A") expenses on the condensed consolidated statements of operations during the three and six months ended June 30, 2024, respectively. Total costs incurred relating to this second phase of the Restructuring Plan, from its commencement in the third quarter of 2023 through June 30, 2024, are (i) $9,179 of non-cash charges relating primarily to inventory markdowns of durable equipment products, and (ii) $1,071 of cash charges relating primarily to the consolidation of U.S. manufacturing facilities including termination and disposal costs.
The following tables present the activity in accrued expenses and other current liabilities for restructuring costs related to the Restructuring Plan for the three and six months ended June 30, 2024, respectively:

Three Months Ended June 30, 2024
Restructuring Accruals as of March 31, 2024	$137
Expense	620
Cash Payments	(448)
Restructuring Accruals as of June 30, 2024	$309

Six Months Ended June 30, 2024
Restructuring Accruals as of December 31, 2023	$187
Expense	750
Cash Payments	(628)
Restructuring Accruals as of June 30, 2024	$309

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The following tables present the activity in accrued expenses and other current liabilities for restructuring costs related to the Restructuring Plan for the three and six months ended June 30, 2023, respectively:

Three Months Ended June 30, 2023
Restructuring Accruals as of March 31, 2023	$624
Expense	371
Cash Payments	(502)
Restructuring Accruals as of June 30, 2023	$493

Six Months Ended June 30, 2023
Restructuring Accruals as of December 31, 2022	$696
Expense	1,455
Cash Payments	(1,658)
Restructuring Accruals as of June 30, 2023	$493
Refer to Item 2. Management’s Discussion And Analysis Of Financial Condition And Results of Operations – Market Conditions for further explanation of the Restructuring Plan and estimates of additional costs that may be incurred. The amounts the Company will ultimately realize or disburse could differ from these estimates.
Asset Disposition
On May 10, 2024, in connection with the Company's restructuring of its durable manufacturing operations, the Company entered into an agreement (the “Purchase Agreement”) with CM Fabrication, LLC (the “Buyer”) to sell assets relating to the production of Innovative Growers Equipment ("IGE") durable equipment products for $8,660 (the “Asset Sale”) and retain the proprietary brand and customer relationships. The Asset Sale closed on May 31, 2024, and the Company continues to sell its IGE branded durable products, including horticulture benches, racking and LED lighting systems. In connection with the transaction, the Company entered into an exclusive supply agreement with the Buyer to provide for contract manufacturing, which is expected to yield a more efficient cost model.
Assets and liabilities that were sold, disposed or terminated in connection with the Asset Sale included $11,616 of inventories, $3,721 of property, plant and equipment, technology intangible assets of $2,573, and other net liabilities of $90. The Company paid cash to terminate the facility operating lease for $1,275 and certain equipment finance leases for $668. The Company incurred an estimated $417 of transaction costs, including legal fees and other transaction-related expenses. The Company recorded a Loss on asset disposition of $11,520 on the condensed consolidated statements of operations for the three and six months ended June 30, 2024, which included the aforementioned assets and liabilities derecognized, and operating and finance lease termination payments. The Company estimated the amount of cash proceeds associated with the sale of inventories as $4,960 and property, plant and equipment as $3,700, and classified the amounts within net cash from operating activities and investing activities, respectively, on the condensed consolidated statements of cash flows for the six months ended June 30, 2024.
Pursuant to requirements in the Company's Revolving Credit Facility, consent was obtained from JPMorgan Chase Bank, N.A., as administrative agent to permit the Asset Sale. The Company intends to reinvest the net proceeds from the Asset Sale into certain permitted investments, such as capital expenditures, in accordance with provisions of the Term Loan.
The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.
Assets Held for Sale
During the three months ended June 30, 2024, the Company entered into an agreement to sell approximately 20 acres of the 140 acres of excess owned land at the Goshen, New York location. The transaction is expected to close in the second half

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
of 2024. The estimated sale price less costs to sell are consistent with the carrying value of the land, and therefore no estimated gain or loss was recorded in the three months ended June 30, 2024. The $470 carrying value of the land was reclassified from "Property, plant and equipment, net" to "Assets held for sale" on the Company's condensed consolidated balance sheet as of June 30, 2024.
4. INTANGIBLE ASSETS, NET
Intangible assets, net comprised the following:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$9,325	$(8,518)	$807	$9,325	$(8,357)	$968
Customer relationships	99,805	(35,557)	64,248	99,805	(31,883)	67,922
Technology, formulations and recipes	110,381	(28,749)	81,632	114,181	(25,124)	89,057
Trade names and trademarks	131,493	(20,086)	111,407	131,493	(16,740)	114,753
Other	4,769	(4,463)	306	4,802	(4,422)	380
Total finite-lived intangible assets, net	355,773	(97,373)	258,400	359,606	(86,526)	273,080
Indefinite-lived intangible asset:
Trade name	2,801	—	2,801	2,801	—	2,801
Total Intangible assets, net	$358,574	$(97,373)	$261,201	$362,407	$(86,526)	$275,881
Amortization expense related to intangible assets was $6,036 and $12,120 for the three and six months ended June 30, 2024, respectively. Amortization expense related to intangible assets was $6,047 and $12,092 for the three and six months ended June 30, 2023, respectively.
In conjunction with the Asset Sale, the Company disposed of technology intangible assets with a net book value of $2,573. Refer to Note 3 – Restructuring and Asset Dispositions for further details.
The following are the estimated useful lives and the weighted-average amortization period remaining as of June 30, 2024, for the major classes of finite-lived intangible assets:

	Useful lives	Weighted-average amortization period remaining
Computer software	3 to 5 years	2 years
Customer relationships	7 to 18 years	10 years
Technology, formulations and recipes	8 to 12 years	9 years
Trade names and trademarks	15 to 20 years	17 years

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The estimated aggregate future amortization expense for intangible assets subject to amortization as of June 30, 2024, is summarized below:

Estimated Future Amortization Expense
For the period of July 1, 2024 to December 31, 2024	$11,941
Year ending December 31,
2025	23,859
2026	23,591
2027	23,403
2028	22,710
2029 and thereafter	152,896
Total	$258,400
5. LOSS PER COMMON SHARE
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
The following table presents basic and diluted loss per common share for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(23,450)	$(12,865)	$(36,058)	$(29,714)
Weighted-average shares of common stock outstanding	45,978,941	45,412,627	45,896,335	45,338,636
Dilutive effect of warrants and share based compensation awards using the treasury stock method	—	—	—	—
Diluted weighted-average shares of common stock outstanding	45,978,941	45,412,627	45,896,335	45,338,636
Basic loss per common share	$(0.51)	$(0.28)	$(0.79)	$(0.66)
Diluted loss per common share	$(0.51)	$(0.28)	$(0.79)	$(0.66)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The computation of the weighted-average shares of common stock outstanding for diluted loss per common share excludes the following potential shares of common stock as their inclusion would have an anti-dilutive effect on diluted loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Shares subject to warrants outstanding	—	17,669	—	17,669
Shares subject to unvested performance and restricted stock units	3,261,004	2,369,483	3,261,004	2,369,483
Shares subject to stock options outstanding	441,914	648,518	441,914	648,518
6. ACCOUNTS RECEIVABLE, NET, AND INVENTORIES
Accounts receivable, net comprised the following:

	June 30, 2024	December 31, 2023
Trade accounts receivable	$18,390	$16,740
Allowance for doubtful accounts	(763)	(920)
Other receivables	938	1,070
Total accounts receivable, net	$18,565	$16,890
The change in the allowance for doubtful accounts consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Beginning balance	$(784)	$(1,164)	$(920)	$(1,556)
Changes in estimates	(152)	(996)	(276)	(1,104)
Write-offs	107	42	336	172
Collections/Other	66	458	97	828
Ending balance	$(763)	$(1,660)	$(763)	$(1,660)
Inventories comprised the following:

	June 30, 2024	December 31, 2023
Finished goods	$50,904	$58,346
Work-in-process	1,929	3,891
Raw materials	14,281	23,256
Allowance for inventory obsolescence	(8,395)	(10,139)
Total inventories	$58,719	$75,354
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
In conjunction with the Asset Sale, the Company sold $11,616 of inventories. Refer to Note 3 – Restructuring and Asset Dispositions for further details.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
7. LEASES
The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2038. Also, the Company leases some property, plant and equipment under finance leases. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 20 years. However, these options are generally not reflected in the calculation of the right-of-use assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company incurred operating lease costs of $2,611 and $5,361 during the three and six months ended June 30, 2024, respectively, and $3,078 and $6,725 during the three and six months ended June 30, 2023, respectively. These costs are included primarily within SG&A in the condensed consolidated statements of operations and do not include lease termination costs associated with the Asset Sale. Refer to Note 3 – Restructuring and Asset Dispositions for further details.
The Company has operating subleases which have been accounted for by reference to the underlying asset subject to the lease, primarily as an offset to rent expense within SG&A. For the three and six months ended June 30, 2024, the Company recorded sublease income of $785 and $1,523, respectively. For the three and six months ended June 30, 2023, the Company recorded sublease income of $586 and $1,172, respectively.
In January 2023, Gotham Properties LLC, an Oregon limited liability company and a subsidiary of the Company (“Seller”), consummated a Purchase and Sale Agreement with J & D Property, LLC, a Nevada limited liability company (“Purchaser”) pursuant to which certain real property located in the City of Eugene, County of Lane, State of Oregon (the “Eugene Property”) was sold to Purchaser for $8,598 and then leased back by Seller (the “Sale-Leaseback Transaction”). The new lease has a term of 15 years with annual rent starting at $731 and fixed increases to the final year when annual rent is $964. The Company accounted for the transaction as a failed sale-leaseback which requires retaining the asset associated with the property and recognizing a corresponding financial liability for the cash received. The Eugene Property serves as the manufacturing and processing site for certain of the Company’s grow media and nutrient brands. Refer to Note 10 – Debt for further discussion.
Total right-of-use ("ROU") assets, finance lease assets, and lease liabilities were as follows:

	Balance Sheet Classification	June 30, 2024	December 31, 2023
Lease assets
Operating lease assets	Operating lease right-of-use assets	$47,472	$54,494
Finance lease assets	Property, plant and equipment, net	7,640	9,315
Total lease assets		$55,112	$63,809

Lease liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$7,538	$8,336
Finance leases	Current portion of finance lease liabilities	444	954
Noncurrent:
Operating leases	Long-term operating lease liabilities	42,151	47,506
Finance leases	Long-term finance lease liabilities	8,071	8,734
Total lease liabilities		$58,204	$65,530
In connection with the Asset Sale, the Company paid cash to terminate a facility operating lease for $1,275 and certain equipment finance leases for $668. Refer to Note 3 – Restructuring and Asset Dispositions for further details.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with terms greater than one year as of June 30, 2024 are as follows:

	Operating	Finance
For the period of July 1, 2024 to December 31, 2024	$4,657	$435
Year ending December 31,
2025	9,514	884
2026	8,819	850
2027	8,913	853
2028	8,360	806
2029 and thereafter	16,715	8,039
Total lease payments	56,978	11,867
Less portion representing interest	(7,289)	(3,352)
Total principal	49,689	8,515
Less current portion	(7,538)	(444)
Long-term portion	$42,151	$8,071
8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net comprised the following:

	June 30, 2024	December 31, 2023
Machinery and equipment	$24,193	$27,417
Peat bogs and related development	12,461	12,256
Building and improvements	10,272	10,132
Land	5,639	6,114
Furniture and fixtures	4,331	4,360
Computer equipment	3,275	3,301
Leasehold improvements	3,180	5,169
Gross property, plant and equipment	63,351	68,749
Less: accumulated depreciation	(22,240)	(21,389)
Total property, plant and equipment, net	$41,111	$47,360
Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,740 and $3,541 for the three and six months ended June 30, 2024, respectively. Depreciation, depletion and amortization expense related to property, plant and equipment, net was $2,203 and $4,165 for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $10,195, less accumulated depreciation of $2,555. As of December 31, 2023, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $12,783, less accumulated depreciation of $3,468.
In conjunction with the Asset Sale, the Company sold $3,721 of property, plant and equipment, net. Refer to Note 3 – Restructuring and Asset Dispositions for further details.
The Company operates peat bogs in Alberta, Canada. Under current provincial laws the Company is subject to certain asset retirement obligations ("AROs") and the remediation of the peat bog sites are under provincial oversight. The Company periodically evaluates expected remediation costs associated with the peat bog sites that it operates. When the Company concludes that it is probable that a liability has been incurred, a provision is made for management's estimate of the liability. As

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
of June 30, 2024, and December 31, 2023, the Company had AROs of $486 and $759, respectively, recorded in Accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of June 30, 2024, and December 31, 2023, the Company had AROs of $4,429 and $4,457, respectively, recorded in Other long-term liabilities on the condensed consolidated balance sheets. The ARO changes related to the various components of accretion, and additional obligations incurred that were not significant.
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	June 30, 2024	December 31, 2023
Accrued compensation and benefits	$2,657	$2,096
Interest accrual	169	1,214
Freight, custom and duty accrual	1,234	1,040
Goods in transit accrual	646	360
Income tax accrual	333	—
Other accrued liabilities	4,361	4,819
Total accrued expenses and other current liabilities	$9,400	$9,529
10. DEBT
Debt is comprised of the following:

	June 30, 2024	December 31, 2023
Term Loan - Principal	$120,218	$122,500
Term Loan - Unamortized discount and deferred financing costs	(3,811)	(4,259)
Term Loan - Net of unamortized discount and deferred financing costs	116,407	118,241
Other	111	160
Total debt	$116,518	$118,401

Current portion of long-term debt	$1,570	$2,989
Long-term debt - net of unamortized discount and deferred financing costs of $3,811 and $4,259 as of June 30, 2024, and December 31, 2023, respectively	114,948	115,412
Total debt	$116,518	$118,401
Term Loan
On October 25, 2021, the Company and certain of its direct and indirect subsidiaries (the "Obligors") entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which the Company borrowed a $125,000 senior secured term loan (“Term Loan”). The Term Loan was amended by Amendment No. 1 to Credit and Guaranty Agreement (“Amendment No. 1”) effective on June 27, 2023, to replace the LIBOR referenced rates with SOFR referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor), plus 5.50%. The ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Amendment No. 1 have not changed from the credit spreads in the original Term Loan. Legal fees associated with Amendment No. 1 were not material, and were included in Other income (expense), net, on the Condensed Consolidated Statements of Operations during the year ended December 31, 2023. The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the provisions of Amendment No. 1, included as Exhibit 10.8 to the 2023 Annual Report. Capitalized terms referenced above are defined in the Term Loan.
The Term Loan was subject to a call premium of 1% if called prior to October 25, 2023, and 0% thereafter, and matures on October 25, 2028 ("Maturity Date"). Deferred financing costs are being amortized to interest expense over the term of the loan. For the three months ended June 30, 2024, the effective interest rate was 11.78% and interest expense was $3,530, which includes amortization of deferred financing costs and discount of $172. For the six months ended June 30, 2024, the effective interest rate was 11.90% and interest expense was $7,182, which includes amortization of deferred financing costs and discount of $392.
The principal amounts of the Term Loan are required to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan, reduced pro-rata by any additional payments made, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) certain asset sales that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. As described in Note 7 – Leases, the Company received net cash proceeds in January 2023 from the Sale-Leaseback Transaction and is subject to a provision whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the Sale-Leaseback Transaction, and (ii) investments which are contractually committed within one-year of the Sale-Leaseback Transaction and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds which are not reinvested would require the Company to make an offer to prepay the corresponding amount on the Term Loan in 2024. In accordance with this provision, the Company classified $1,665 as current debt as of December 31, 2023, and prepaid the Term Loan in this amount in the first quarter of 2024. In addition, the Company had $2,187 of contractual commitments pursuant to this provision as of December 31, 2023. As of June 30, 2024, the Company determined that $300 of contractual commitments pursuant to this provision were not paid, and made an additional offer to prepay this amount. In accordance with this provision, the Company classified $300 as current debt as of June 30, 2024, and this balance was paid in the third quarter of 2024. As described in Note 3 – Restructuring and Asset Dispositions, the Company sold assets for $8,660 in May 2024. The net cash proceeds from this transaction are subject to the same Term Loan reinvestment provision described above, including (i) cash investments made within a one-year period, and (ii) investments which are contractually committed within one-year of the Asset Sale and paid within 180 days after entering into such contractual commitment. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
As of June 30, 2024, and December 31, 2023, the outstanding principal balance on the Term Loan was $120,218 and $122,500, respectively.
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants, and the Company was in compliance with all requirements as of June 30, 2024. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company.
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
The unamortized debt discount and deferred financing costs were $431 and $538 as of June 30, 2024, and December 31, 2023, respectively, and are included in other assets in the condensed consolidated balance sheets. Debt discount and deferred financing costs are being amortized to interest expense over the term of the Revolving Credit Facility.
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
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability (as defined in the Revolving Credit Facility documents) is less than an amount equal to 10% of the Aggregate Revolving Commitment (currently $55,000), the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability is more than 10% of the Aggregate Revolving Commitment for thirty consecutive days. In order to consummate permitted acquisitions or to make restricted payments, the Company would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated. As of June 30, 2024, the Company is in compliance with the covenants contained in the Revolving Credit Facility.
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
As of June 30, 2024, and December 31, 2023, the Company had zero borrowed under the facility. As of June 30, 2024, the Company would be able to borrow approximately $20 million under the Revolving Credit Facility, before the Company would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
Other Debt
Other debt of $111 and $160 as of June 30, 2024, and December 31, 2023, respectively, was primarily comprised of a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Aggregate future principal payments
As of June 30, 2024, the aggregate future principal payments under long-term debt are as follows:

Debt
For the period of July 1, 2024 to December 31, 2024	$944
Year ending December 31,
2025	1,252
2026	1,252
2027	1,252
2028	115,629
2029 and thereafter	—
Total	$120,329
11. STOCKHOLDERS’ EQUITY
Common stock
Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the Board of Directors. As of June 30, 2024, there were 45,980,321 shares outstanding and 300,000,000 shares authorized.
Warrants
On July 19, 2021, the Company completed the redemption ("Redemption") of certain of its outstanding warrants (the "Investor Warrants") that were issued in connection with a private placement of units (the "private placement"), each consisting of a share of common stock and a warrant to purchase an additional one-half (1/2) shares of common stock. In connection with the private placement, the Company agreed to engage the placement agent (the "Placement Agent") as the Company's warrant solicitation agent in the event the Investor Warrants were called for Redemption. The Company agreed to pay a warrant solicitation fee to the Placement Agent equal to five percent of the amount of net cash proceeds solicited by the Placement Agent upon the exercise of certain Investor Warrants following such call for Redemption. As of June 30, 2024, and December 31, 2023, respectively, there were no Investor Warrants outstanding. In connection with the private placement, the Placement Agent was issued warrants (the “placement agent warrants”) which expired on December 14, 2023. As of June 30, 2024, and December 31, 2023, there were no outstanding placement agent warrants.
12. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of June 30, 2024, a total of 1,931,739 shares were available for grant under the 2020 Plan.

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
Restricted Stock Unit ("RSU") Activity
RSUs granted to certain executives, employees and members of the Board of Directors expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into shares of the Company's common stock. The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the three months ended June 30, 2024, the Company granted RSU awards to members of the Board of Directors that are expected to vest on the one-year anniversary of the grant date.
The following table summarizes the activity related to the Company's RSUs for the six months ended June 30, 2024. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the six months ended June 30, 2024:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2023	1,242,210	$3.06
Granted	802,315	$0.78
Vested	(735,693)	$3.08
Forfeited	(902)	$24.50
Balance, June 30, 2024	1,307,930	$1.63
As of June 30, 2024, total unamortized stock-based compensation cost related to unvested RSUs was $1,447 and the weighted-average period over which the compensation is expected to be recognized is less than one-year. For the three and six months ended June 30, 2024, the Company recognized $428 and $1,180, respectively, of total stock-based compensation expense for RSUs. During the six months ended June 30, 2024, 618,815 RSUs that vested were not issued due to the recipients'

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
elections to defer the conversion into common stock. As of June 30, 2024, there were 625,172 RSUs which had vested, but were not yet issued due to the recipients' elections.
Performance Stock Unit ("PSU") Activity
During the second quarter of 2024, the Company granted PSU awards that are subject to a one-year vesting requirement (based on continuous employment) and contain performance conditions based on certain performance metrics. The following table summarizes the activity related to the Company's PSUs for the six months ended June 30, 2024:

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2023	921,182	$1.77
Granted	1,372,188	$0.99
Vested	(180,298)	$1.77
Forfeited	(778,813)	$1.73
Balance, June 30, 2024	1,334,259	$0.99
During the six months ended June 30, 2024, the PSU forfeitures were due to employee terminations and performance conditions that were not satisfied, while PSU vests were from awards granted in the prior year. The majority of the PSUs outstanding as of December 31, 2023 were forfeited during the first quarter of 2024, as a result of not meeting certain performance conditions. As of June 30, 2024, total unamortized stock-based compensation cost related to unvested PSUs was $1,006 and the weighted-average period over which the compensation is expected to be recognized is less than one-year. For the three and six months ended June 30, 2024, the Company recognized $313 and $385, respectively, of total stock-based compensation expense for PSUs. The Company granted 1,372,188 additional PSUs in April 2024, which are scheduled to vest in April 2025, assuming certain performance metrics are achieved and subject to continued employment of the participant.
Stock Options
The vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and options may be exercised up to 10 years from the date of issuance.
There were no stock options granted or exercised during the six months ended June 30, 2024. The following table summarizes the stock option activity for the six months ended June 30, 2024:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2023	571,359	$9.47	$2.01	3.69
Cancelled	(128,886)	$8.46	$1.00
Forfeited	(559)	$11.06	$9.89
Outstanding as of June 30, 2024	441,914	$9.76	$2.30	3.98
Options exercisable as of June 30, 2024	430,061	$9.72	$2.09	3.91
Vested and expected to vest as of June 30, 2024	441,914	$9.76	$2.30	3.98

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The following table summarizes the unvested stock option activity for the six months ended June 30, 2024:

	Number	Weighted average grant date fair value
Unvested as of December 31, 2023	16,674	$12.15
Vested	(4,262)	$19.06
Forfeited	(559)	$9.89
Unvested as of June 30, 2024	11,853	$9.78
As of June 30, 2024, total compensation cost related to unvested options not yet recognized was $49 and the weighted-average period over which the compensation is expected to be recognized is less than one-year. For the three and six months ended June 30, 2024, the Company recognized $31 and $60, respectively, of total stock-based compensation expense for stock options.
13. INCOME TAXES

The Company recorded income tax expense of $390 and $586 for the three and six months ended June 30, 2024, respectively, representing an effective tax rate of (1.7)% and (1.7)%, respectively. The Company’s effective tax rate for the six months ended June 30, 2024, differs from the federal statutory rate of 21% primarily due to US and foreign jurisdictions in full valuation allowance. The income tax expense for the three and six months ended June 30, 2024, was primarily due to foreign taxes in certain jurisdictions and U.S. state taxes.
The Company recorded an income tax benefit of $318 and $171 for the three and six months ended June 30, 2023, respectively, representing an effective tax rate of 2.4% and 0.6%, respectively. The Company’s effective tax rate for the six months ended June 30, 2023, differs from the federal statutory rate of 21% primarily due to the Company maintaining a full valuation allowance against its net deferred tax assets in the U.S. and most foreign jurisdictions. The tax benefit for the three and six months ended June 30, 2023, was primarily due to a net foreign tax benefit in certain jurisdictions.
14. COMMITMENTS AND CONTINGENCIES
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
15. FAIR VALUE MEASUREMENTS
Recurring and Nonrecurring
As described in Note 3 – Restructuring and asset dispositions, during the three months ended June 30, 2024, the Company entered into an agreement to sell approximately 20 acres of the 140 acres of owned land at its Goshen, New York

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
location. The Company measured the held-for-sale land asset at estimated fair value based on the agreement, which was considered a Level 2 fair value measurement. The land had a carrying value of $470, which was consistent with the estimated sale price less costs to sell, and therefore no estimated gain or loss was recorded in the three months ended June 30, 2024. The $470 carrying value of the land was reclassified from "Property, plant and equipment, net", to "Assets held for sale" on the Company's condensed consolidated balance sheet as of June 30, 2024.
The Company did not have any other assets or liabilities that were remeasured to fair value on a recurring or nonrecurring basis during the periods presented.
Other Fair Value Measurements
The following table summarizes the fair value of the Company’s assets and liabilities which are provided for disclosure purposes:

		June 30, 2024		December 31, 2023
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	30,314	30,314	30,312	30,312

Liabilities
Finance leases	Level 3	8,515	8,086	9,688	9,688
Term Loan	Level 2	120,218	96,776	122,500	98,000
Cash and cash equivalents included funds deposited in banks, and the fair values approximated carrying values due to their short-term maturities. The fair values of other current assets and liabilities including accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term maturities.
The estimated fair value of finance leases, which were considered Level 3 fair value measurements, were calculated as the present value of the required future cash outflows discounted at an estimated borrowing rate. Finance leases primarily relate to the Sale-Leaseback transaction that was entered into in the first quarter of 2023. The fair value of the Term Loan was estimated based on Level 2 fair value measurements and was based on bank quotes. The carrying amount of the Term Loan reported above excludes unamortized debt discount and deferred financing costs. Refer to Note 7 – Leases and Note 10 – Debt, for further discussion of the Company's finance leases and Term Loan, respectively.
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
Market Conditions
We have experienced adverse financial results which we believe is primarily a result of an agricultural oversupply impacting our market and resulting in a decrease in indoor and outdoor cultivation. The extent these market conditions will continue to negatively impact our business and results of operations is uncertain and difficult to predict at this time. We believe COVID-19 may have provided a positive demand impact for the Company in 2020 and 2021 from shelter-in-place orders in the United States, a possible negative supply chain impact from workforce disruption at international and domestic suppliers, and a possible negative growth rate impact in 2022 and 2023 due to agricultural oversupply initiated during the height of COVID-related shelter-in-place orders in 2020 and 2021.
In connection with our previously disclosed restructuring plan (the "Restructuring Plan") in 2022, we undertook the following major initiatives: (i) narrowing our product and brand portfolio, including removing approximately one-third of all products and one-fifth of all brands relating to our primary product portfolio, which excluded our garden center business in Canada, and (ii) relocating and consolidating certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach, focusing commercial sales on competencies and product assortment gained from our recent acquisitions. Total costs incurred relating to this first phase of the Restructuring Plan from its commencement in 2022 to its completion in 2023, were (i) $6.4 million relating primarily to inventory markdowns, and (ii) $3.4 million relating primarily to the relocation and termination of certain facilities in Canada.
As a result of the continued adverse market conditions, in the third quarter of 2023 we began a second phase of the Restructuring Plan which included U.S. manufacturing facility consolidations, in particular with respect to our production of certain durable equipment products. In 2023, we recorded $9.2 million of restructuring charges for the second phase. These charges primarily related to estimated non-cash raw material inventory write-downs as we reduced our capacity and facility space, given the change in customer demand for these products. These restructuring charges were primarily recorded within Cost of goods sold on the condensed consolidated statements of operations.
In 2024, we evaluated alternatives to maximize the recovery value of our assets and the cost structure associated with manufacturing our IGE branded durable equipment products. As previously disclosed as a subsequent event to our first quarter Form 10-Q, we entered into the Purchase Agreement with the Buyer to sell the inventories, and property, plant and equipment associated with our IGE branded products for approximately $8.7 million, while retaining our proprietary brand and customer relationships. In connection with the Asset Sale, we entered into an exclusive supply agreement with the Buyer, pursuant to which the Buyer provides contract manufacturing and we continue to sell our proprietary branded durable products, which include horticulture benches, racking and LED lighting systems. As a result of the Asset Sale and new contract manufacturing arrangement, we expect improved profitability on future IGE branded product sales from an anticipated decrease in fixed costs. The Asset Sale closed on May 31, 2024 and we sold or disposed of approximately $11.6 million of inventories, $3.7 million of property, plant and equipment, and technology intangible assets of $2.6 million. In connection with the Asset Sale, we terminated and paid-off the facility operating lease for $1.3 million and certain equipment finance leases for $0.7 million. Consistent with the subsequent event disclosure from our first quarter Form 10-Q, we recorded a loss on asset disposition of approximately $11.5 million on the condensed consolidated statements of operations for the three and six months ended June 30, 2024.
During the three and six months ended June 30, 2024, we also executed the consolidation of other U.S. manufacturing facilities as previously planned, and recorded restructuring charges of $0.9 million and $1.1 million, respectively. After completion of the Asset Sale and the aforementioned restructuring actions, we have now consolidated our manufacturing operations into two U.S. locations and our peat moss harvesting operation in Canada. We are evaluating other opportunities to sell excess owned land to supplement our cash position, and potential contract manufacturing or outsourcing arrangements to reduce costs and further consolidate our facility footprint, including certain distribution center locations. We estimate additional charges associated with the second phase of our Restructuring Plan or other alternative actions in the second half of 2024 may exceed $2.0 million and include estimated cash and non-cash impacts for these facility consolidations. We anticipate the second phase of our Restructuring Plan and related actions may result in annual cost savings of over $2.0 million. The amounts we will ultimately realize or disburse in connection with the Restructuring Plan could differ materially from our estimates, depending on our ability to execute various alternatives, and we may not be able to realize the full extent of our anticipated cost savings.
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

Results of Operations—Comparison of three and six months ended June 30, 2024 and 2023
The following table sets forth our unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2024, and 2023, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended June 30,
	2024		2023		Period change
Net sales	$54,793	100.0%	$63,051	100.0%	$(8,258)	-13.1%
Cost of goods sold	43,942	80.2%	48,578	77.0%	(4,636)	-9.5%
Gross profit	10,851	19.8%	14,473	23.0%	(3,622)	-25.0%
Operating expenses:
Selling, general and administrative	18,659	34.1%	23,468	37.2%	(4,809)	-20.5%
Loss on asset disposition	11,520	21.0%	—	0.0%	11,520	N/A
Loss from operations	(19,328)	-35.3%	(8,995)	-14.3%	(10,333)	-114.9%
Interest expense	(3,811)	-7.0%	(3,768)	-6.0%	43	1.1%
Other income (expense), net	79	0.1%	(420)	-0.7%	499	118.8%
Loss before tax	(23,060)	-42.1%	(13,183)	-20.9%	(9,877)	-74.9%
Income tax (expense) benefit	(390)	-0.7%	318	0.5%	708	222.6%
Net loss	$(23,450)	-42.8%	$(12,865)	-20.4%	$(10,585)	-82.3%

	Six Months Ended June 30,
	2024		2023		Period change
Net sales	$108,965	100.0%	$125,229	100.0%	$(16,264)	-13.0%
Cost of goods sold	87,189	80.0%	99,375	79.4%	(12,186)	-12.3%
Gross profit	21,776	20.0%	25,854	20.6%	(4,078)	-15.8%
Operating expenses:
Selling, general and administrative	38,280	35.1%	47,899	38.2%	(9,619)	-20.1%
Loss on asset disposition	11,520	10.6%	—	0.0%	11,520	N/A
Loss from operations	(28,024)	-25.7%	(22,045)	-17.6%	(5,979)	-27.1%
Interest expense	(7,742)	-7.1%	(7,460)	-6.0%	282	3.8%
Other income (expense), net	294	0.3%	(380)	-0.3%	674	177.4%
Loss before tax	(35,472)	-32.6%	(29,885)	-23.9%	(5,587)	-18.7%
Income tax (expense) benefit	(586)	-0.5%	171	0.1%	757	442.7%
Net loss	$(36,058)	-33.1%	$(29,714)	-23.7%	$(6,344)	-21.4%
Net sales
Net sales for the three months ended June 30, 2024, were $54.8 million, a decrease of $8.3 million, or 13.1% compared to the same period in 2023. Net sales for the six months ended June 30, 2024, were $109.0 million, a decrease of $16.3 million, or 13.0% compared to the same period in 2023.
The 13.1% decrease in net sales for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to a 10.3% decline in volume/mix of products sold and a 2.6% decrease in price. The decrease in volume/mix of products sold was primarily related to the aforementioned oversupply in the cannabis industry. The 13.0% decrease in net sales for the six months ended June 30, 2024, as compared to the same period in 2023, was due to a 11.1% decline in volume/mix of products sold and a 1.9% decrease in price. The decrease in volume/mix of products sold was primarily related to the aforementioned oversupply in the cannabis industry.
Gross profit
Gross profit for the three months ended June 30, 2024, was $10.9 million, a decrease of $3.6 million, or 25.0%, compared to the same period in 2023. Gross profit for the six months ended June 30, 2024, was $21.8 million, a decrease of $4.1 million, or 15.8%, compared to the same period in 2023.

Our gross profit margin percentage decreased to 19.8% for the three months ended June 30, 2024, from 23.0% in the same period in 2023 primarily due to lower productivity in select manufacturing facilities. Our gross profit margin percentage decreased to 20.0% for the six months ended June 30, 2024, from 20.6% in the same period in 2023. The decrease was primarily due to lower productivity in select manufacturing facilities in the second quarter of 2024 as compared to the same period in 2023 which more than offset our restructuring and related cost savings initiatives and manufacturing productivity in the first quarter of 2024.
Selling, general and administrative expenses
SG&A expenses for the three months ended June 30, 2024, were $18.7 million, a decrease of $4.8 million, or 20.5% compared to the same period in 2023. SG&A expenses for the six months ended June 30, 2024, were $38.3 million, a decrease of $9.6 million, or 20.1% compared to the same period in 2023.
SG&A expenses decreased $4.8 million for the three months ended June 30, 2024, as compared to the same period in 2023. The decrease was due to lower expenses in several areas, including as a result of our cost saving and restructuring initiatives: (i) $1.4 million decrease in salaries and benefits, (ii) $1.3 million decrease in facility costs, and (iii) $1.0 million decrease in stock-based compensation, along with other expense reductions in multiple areas including professional fees and outside services and insurance costs.
The $9.6 million decrease in SG&A expenses for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to lower expenses in several areas, including as a result of our cost saving and restructuring initiatives: (i) $2.7 million decrease in facility costs, (ii) $2.2 million decrease in salaries and benefits, (iii) $1.4 million decrease in professional fees and outside services, (iv) $1.4 million decrease in stock-based compensation, and (v) $1.1 million decrease in insurance costs, along with other expense reductions in multiple areas.
Loss on asset disposition
As previously described in the subsequent event disclosure from our first quarter Form 10-Q, we entered into a Purchase Agreement with CM Fabrication, LLC to sell assets relating to the production of durable equipment products for $8.7 million. The Asset Sale closed during the three months ended June 30, 2024 and we sold or disposed of inventories and other assets. We recorded a Loss on asset disposition of $11.5 million during the three and six months ended June 30, 2024. Refer to Note 3 – Restructuring and asset dispositions for a further description of the Asset Sale.
Interest expense
Interest expense for the three months ended June 30, 2024, was $3.8 million, which is consistent with the same period in the prior year. Interest expense for the six months ended June 30, 2024, was $7.7 million, an increase of $0.3 million compared to the same period in the prior year. The increase was primarily due to higher variable interest rates on our Term Loan, partially offset by lower debt outstanding due to principal repayments.
Other income (expense), net
Other income, net for the three months ended June 30, 2024, was $0.1 million, an increase of $0.5 million compared to Other expense, net of $0.4 million during the same period in the prior year. Other income, net for the six months ended June 30, 2024, was $0.3 million, an increase of $0.7 million compared to Other expense, net of $0.4 million during the same period in the prior year. Other income, net for the three and six months ended June 30, 2024, was primarily driven by interest income and foreign currency exchange gains.
Income taxes
We recorded income tax expense of $0.4 million and $0.6 million for the three and six months ended June 30, 2024, respectively, representing an effective tax rate of (1.7)% in both periods. Our effective tax rate for the six months ended June 30, 2024, differs from the federal statutory rate of 21% primarily due to US and foreign jurisdictions in full valuation allowance. The income tax expense for the three and six months ended June 30, 2024, was primarily due to foreign taxes in certain jurisdictions and U.S. state taxes.
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

Liquidity and Capital Resources
Cash Flow from Operating, Investing, and Financing Activities
Comparison of the six months ended June 30, 2024, and June 30, 2023
The following table summarizes our cash flows for the six months ended June 30, 2024, and 2023 (amounts in thousands):

	Six months ended June 30,
	2024	2023
Net cash from operating activities	$1,487	$961
Net cash from (used in) investing activities	2,280	(3,263)
Net cash (used in) from financing activities	(3,576)	7,447
Effect of exchange rate changes on cash and cash equivalents	(189)	246
Net increase in cash and cash equivalents	2	5,391
Cash and cash equivalents at beginning of period	30,312	21,291
Cash and cash equivalents at end of period	$30,314	$26,682
Operating Activities
Net cash from operating activities was $1.5 million for the six months ended June 30, 2024. The net cash from operating activities was primarily due to a $3.4 million net cash inflow from a reduction in working capital, partially offset by a net loss of $36.1 million, less net non-cash items of $34.2 million. The $3.4 million net reduction in working capital was primarily comprised of a $8.6 million decrease of inventories and a $1.8 million decrease of prepaid expenses and other current assets, partially offset by a $5.3 million decrease of lease liabilities and a $2.0 million increase of accounts receivable. As described in Note 3 – Restructuring and asset dispositions, in connection with the Asset Sale, we estimated the amount of cash proceeds associated with the sale of inventories as $5.0 million and classified the amount within net cash from operating activities. In addition, the Company paid cash of $1.3 million to terminate the facility operating lease in connection with the Asset Sale.
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
Investing Activities
Net cash from investing activities was $2.3 million for the six months ended June 30, 2024, and net cash used in investing activities was $3.3 million for the six months ended June 30, 2023. We received cash proceeds from the Asset Sale associated with the sale of property, plant and equipment of $3.7 million during the six months ended June 30, 2024, along with other cash from investing activities of $0.4 million. These cash proceeds were partially offset by $1.8 million of capital expenditures of property, plant and equipment. The net cash used in investing activities for the six months ended June 30, 2023 was primarily due to capital expenditures of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $3.6 million for the six months ended June 30, 2024, primarily driven by (i) $2.3 million of Term Loan repayments relating to required quarterly payments of principal and prepayments made in conjunction with the Sale-Leaseback Transaction, and (ii) finance lease principal payments of $1.2 million which included approximately $0.7 million relating to equipment finance lease payments made in connection with the Asset Sale.
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
As further described in Note 3 – Restructuring and asset dispositions, we closed on an Asset Sale and received gross proceeds of $8.7 million during the three months ended June 30, 2024. In accordance with the Company’s Term Loan, the net proceeds, currently estimated as $6.3 million, from the Asset Sale transaction are required to be reinvested into certain permitted investments, such as capital expenditures, or offered to prepay Term Loan principal. The Company intends to reinvest the net proceeds from the Asset Sale into certain permitted investments, such as capital expenditures, in accordance with provisions of the Term Loan.
If necessary, we believe that we could supplement our cash position through additional sale-leasebacks, asset sales and equity financing. During the three months ended June 30, 2024, we entered into an agreement to sell a portion of the excess owned land at our Goshen, New York location, and are evaluating other opportunities to sell excess owned land to supplement our cash position. We believe it is prudent to be prepared if required and, accordingly, continue to be engaged in the process of evaluating and preparing to implement one or more of the aforementioned activities. Any potential such event may be subject to provisions referenced in our Term Loan and Revolving Credit Facility, such as subjecting the Company to make mandatory prepayments.
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
We are also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) certain asset sales that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. As described in Note 7 – Leases, we received net cash proceeds in January 2023 from the Sale-Leaseback Transaction and are subject to a provision whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the Sale-Leaseback Transaction, and (ii) investments which are contractually committed within one-year of the Sale-Leaseback Transaction, and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds which are not reinvested would require us to make an offer to prepay the corresponding amount on the Term Loan in 2024. In accordance with this provision, we classified $1.7 million as current debt on our consolidated balance sheet as of December 31, 2023, and prepaid the Term Loan in this amount during the three months ended March 31, 2024. As of June 30, 2024, the Company determined that $0.3 million of contractual commitments pursuant to this provision were not paid, and made an additional offer to prepay this amount. In accordance with this provision, the Company classified $0.3 million as current debt as of June 30, 2024, which was paid in the third quarter of 2024. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
As of June 30, 2024, and December 31, 2023, the outstanding principal balance on the Term Loan was $120.2 million and $122.5 million, respectively.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. We were in compliance with all debt covenants as of June 30, 2024. The Term Loan is secured by a first lien on our non-working capital assets and a second lien on our working capital assets.
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
We were in compliance with all debt covenants as of June 30, 2024. As of June 30, 2024, approximately $20 million was available to borrow under the Revolving Credit Facility, before we would be required to comply with the minimum fixed charge coverage ratio of 1.1x. The reduction in borrowing availability during the second quarter of 2024 was primarily due to the sale of inventory as part of the Asset Sale.
As of June 30, 2024, and December 31, 2023, we had zero borrowed under the Revolving Credit Facility.
The aforementioned financing arrangements and other transactions are more fully described in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash and Cash Equivalents
The cash and cash equivalents balances of $30.3 million and $30.3 million at June 30, 2024, and December 31, 2023, respectively, included $11.0 million and $8.5 million, respectively, held by foreign subsidiaries.

Material Cash Requirements
Our material cash requirements include (i) principal repayments and anticipated interest payments on our long-term debt, (ii) finance lease payments, (iii) operating lease payments, and (iv) balances subject to the Term Loan reinvestment provision, as well as other purchase obligations to support our operations. Variable rates on our Term Loan are subject to change as further described in Item 3. Quantitative and Qualitative Disclosures About Market Risk. Refer to Item 1. Financial Statements, Note 10 – Debt, Note 7 – Leases, and Note 14 – Commitments and Contingencies for details relating to our material cash requirements for debt, our leasing arrangements, including future maturities of our operating lease liabilities, and purchase obligations, respectively. From time to time in the normal course of business, we will enter into agreements with suppliers which provide favorable pricing in return for a commitment to purchase minimum amounts of inventory over a defined time period.
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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of June 30, 2024, we had $120.2 million of Term Loan debt that is subject to variable interest rates that are based on Secured Overnight Financing Rate (“SOFR”) or an alternate base rate. Refer to Item 1. Financial Statements, Note 10 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of June 30, 2024, our interest expense on the variable-rate debt would increase by an average of $1.1 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks, but may determine to do so in the future.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit	Description

10.1	Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice.
10.2	Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Restricted Stock Unit Grant Notice.
10.3	Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Performance Stock Unit Grant Notice.
10.4*+	Purchase Agreement, dated May 10, 2024, by and between Hydrofarm Holdings Group, Inc. and CM Fabrication, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*    Filed herewith.
+    In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain information (indicated by “[***]”) has been excluded from this exhibit because it is both not material and private or confidential. A copy of the omitted portion will be furnished to the Securities and Exchange Commission upon request. Additionally, certain schedules and exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
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

Hydrofarm Holdings Group, Inc.

Date: August 8, 2024	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	/s/ B. John Lindeman
B. John Lindeman
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)