Form 10-Q
period 2024-09-30
HYDROFARM HOLDINGS GROUP, INC.
filed 2024-11-07
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 6, 2024, the registrant had 46,144,417 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$24,404	$30,312
Accounts receivable, net	15,756	16,890
Inventories	58,221	75,354
Prepaid expenses and other current assets	4,551	5,510
Assets held for sale	470	—
Total current assets	103,402	128,066
Property, plant and equipment, net	39,770	47,360
Operating lease right-of-use assets	45,723	54,494
Intangible assets, net	255,258	275,881
Other assets	1,788	1,842
Total assets	$445,941	$507,643
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,169	$12,613
Accrued expenses and other current liabilities	9,497	9,529
Deferred revenue	2,821	3,231
Current portion of operating lease liabilities	7,689	8,336
Current portion of finance lease liabilities	455	954
Current portion of long-term debt	1,318	2,989
Total current liabilities	31,949	37,652
Long-term operating lease liabilities	40,420	47,506
Long-term finance lease liabilities	7,956	8,734
Long-term debt	114,820	115,412
Deferred tax liabilities	3,232	3,232
Other long-term liabilities	4,582	4,497
Total liabilities	202,959	217,033
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 46,078,322 and 45,789,890 shares issued and outstanding at September 30, 2024, and December 31, 2023, respectively)	5	5
Additional paid-in capital	790,012	787,846
Accumulated other comprehensive loss	(7,087)	(6,497)
Accumulated deficit	(539,948)	(490,744)
Total stockholders’ equity	242,982	290,610
Total liabilities and stockholders’ equity	$445,941	$507,643
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales	$44,009	$54,168	$152,974	$179,397
Cost of goods sold	35,490	50,859	122,679	150,234
Gross profit	8,519	3,309	30,295	29,163
Operating expenses:
Selling, general and administrative	17,556	19,543	55,836	67,442
Loss on asset disposition	—	—	11,520	—
Loss from operations	(9,037)	(16,234)	(37,061)	(38,279)
Interest expense	(3,910)	(3,963)	(11,652)	(11,423)
Other income, net	80	402	374	22
Loss before tax	(12,867)	(19,795)	(48,339)	(49,680)
Income tax (expense) benefit	(279)	(89)	(865)	82
Net loss	$(13,146)	$(19,884)	$(49,204)	$(49,598)

Net loss per share:
Basic	$(0.29)	$(0.44)	$(1.07)	$(1.09)
Diluted	$(0.29)	$(0.44)	$(1.07)	$(1.09)
Weighted-average shares of common stock outstanding:
Basic	46,034,799	45,607,195	45,942,827	45,429,139
Diluted	46,034,799	45,607,195	45,942,827	45,429,139
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(13,146)	$(19,884)	$(49,204)	$(49,598)
Other comprehensive loss:
Foreign currency translation gain (loss)	480	(1,686)	(590)	(146)
Total comprehensive loss	$(12,666)	$(21,570)	$(49,794)	$(49,744)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2023	45,540,217	$5	$785,893	$(5,695)	$(455,645)	$324,558
Issuance of common stock for vesting of stock awards	226,685	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(78,207)	—	(86)	—	—	(86)
Stock-based compensation expense	—	—	1,022	—	—	1,022
Net loss	—	—	—	—	(19,884)	(19,884)
Foreign currency translation loss	—	—	—	(1,686)	—	(1,686)
Balance, September 30, 2023	45,688,695	$5	$786,829	$(7,381)	$(475,529)	$303,924

Balance, June 30, 2024	45,980,321	$5	$789,373	$(7,567)	$(526,802)	$255,009
Issuance of common stock for vesting of stock awards	149,641	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(51,640)	—	(29)	—	—	(29)
Stock-based compensation expense	—	—	668	—	—	668
Net loss	—	—	—	—	(13,146)	(13,146)
Foreign currency translation gain	—	—	—	480	—	480
Balance, September 30, 2024	46,078,322	$5	$790,012	$(7,087)	$(539,948)	$242,982
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	45,197,249	$5	$783,042	$(7,235)	$(425,931)	$349,881
Issuance of common stock for vesting of stock awards	665,012	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(173,566)	—	(234)	—	—	(234)
Stock-based compensation expense	—	—	4,021	—	—	4,021
Net loss	—	—	—	—	(49,598)	(49,598)
Foreign currency translation loss	—	—	—	(146)	—	(146)
Balance, September 30, 2023	45,688,695	$5	$786,829	$(7,381)	$(475,529)	$303,924

Balance, December 31, 2023	45,789,890	$5	$787,846	$(6,497)	$(490,744)	$290,610
Issuance of common stock for vesting of stock awards	446,817	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(158,385)	—	(127)	—	—	(127)
Stock-based compensation expense	—	—	2,293	—	—	2,293
Net loss	—	—	—	—	(49,204)	(49,204)
Foreign currency translation loss	—	—	—	(590)	—	(590)
Balance, September 30, 2024	46,078,322	$5	$790,012	$(7,087)	$(539,948)	$242,982
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2024	2023
Operating activities
Net loss	$(49,204)	$(49,598)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	23,325	24,165
Provision for inventory obsolescence	1,013	1,132
Restructuring expenses	516	8,443
Stock-based compensation expense	2,293	4,021
Non-cash operating lease expense	6,311	7,718
Non-cash loss from asset disposition	11,103	—
Other	827	1,089
Changes in assets and liabilities:
Accounts receivable	819	183
Inventories	8,854	22,566
Prepaid expenses and other current assets	790	1,174
Other assets	(113)	(164)
Accounts payable	(2,258)	(542)
Accrued expenses and other current liabilities	147	(4,419)
Deferred revenue	(411)	(87)
Lease liabilities	(7,081)	(6,972)
Other long-term liabilities	89	(80)
Net cash (used in) from operating activities	(2,980)	8,629
Investing activities
Capital expenditures of property, plant and equipment	(2,622)	(4,056)
Cash proceeds from Asset Sale for property, plant and equipment	3,700	—
Other	383	(2)
Net cash from (used in) investing activities	1,461	(4,058)
Financing activities
Proceeds from Sale-Leaseback Transaction	—	8,598
Borrowings under foreign revolving credit facilities	334	753
Repayments of foreign revolving credit facilities	(345)	(778)
Repayments of Term Loan	(2,890)	(938)
Payment of withholding tax related to stock awards	(127)	(234)
Finance lease principal payments	(1,259)	(757)
Net cash (used in) from financing activities	(4,287)	6,644
Effect of exchange rate changes on cash and cash equivalents	(102)	(49)
Net (decrease) increase in cash and cash equivalents	(5,908)	11,166
Cash and cash equivalents at beginning of period	30,312	21,291
Cash and cash equivalents at end of period	$24,404	$32,457

Non-cash investing and financing activities
Right-of-use assets relinquished under operating lease obligations, net	$(1,924)	$(768)
Assets acquired under finance lease obligations	—	185
Capital expenditures included in accounts payable and accrued liabilities	55	31
Supplemental information
Cash paid for interest	12,038	10,519
Cash paid (refunded) for income taxes	130	(1,039)
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
United States	$36,318	$45,683	$120,869	$142,180
Canada	8,339	9,242	34,367	38,826
Intersegment eliminations	(648)	(757)	(2,262)	(1,609)
Total consolidated net sales	$44,009	$54,168	$152,974	$179,397

	September 30, 2024	December 31, 2023
United States	$53,525	$68,270
Canada	31,968	33,584
Total property, plant and equipment, net and operating lease right-of-use assets	$85,493	$101,854
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
Inventories
Inventories consist of finished goods, work-in-process, and raw materials used in manufacturing products. Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. The Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold or otherwise disposed. If inventory is sold, any related

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
reserves would be reversed in the period of sale. During the year ended December 31, 2023, and the three and nine months ended September 30, 2024, the Company estimated inventory markdowns relating to restructuring charges based upon current and anticipated demand, customer preferences, business strategies, and market conditions including management's actions with respect to inventory raw materials and products and brands being removed from the Company's portfolio.
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
The amount billed to customers for shipping and handling costs included in net sales was $1,463 and $6,672 during the three and nine months ended September 30, 2024, respectively, and $1,813 and $7,099 during the three and nine months ended September 30, 2023, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits reported within deferred revenue in the condensed consolidated balance sheets, totaled $2,821 and $3,231 as of September 30, 2024, and December 31, 2023, respectively. There are no significant financing components and the majority of revenue is recognized within one year. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
3. RESTRUCTURING AND ASSET DISPOSITIONS
Restructuring
The Company began a restructuring plan (the "Restructuring Plan") in 2022, and undertook significant actions to streamline operations, reduce costs and improve efficiencies. The major initiatives of the first phase of the Restructuring Plan included (i) narrowing the Company's product and brand portfolio and (ii) the relocation and consolidation of certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach. During the three months ended September 30, 2023, the Company recorded a net restructuring benefit of $243 for the first phase of the Restructuring Plan, primarily due to reversing an immaterial restructuring accrual. During the nine months ended September 30, 2023, the Company recorded net pre-tax charges of $1,956, which were primarily related to the relocation and termination of certain facilities in Canada, partially offset by the aforementioned restructuring benefit. The Company incurred $0 and $744 of non-cash charges during the three and nine months ended September 30, 2023, respectively, relating to asset dispositions and write-downs. Total costs incurred relating to this first phase of the Restructuring Plan, from its inception in 2022 to its completion in 2023, were (i) $6,398 relating primarily to inventory markdowns, and (ii) $3,373 relating primarily to the relocation and termination of certain facilities in Canada
As a result of the continued adverse market conditions, the Company implemented a second phase of the Restructuring Plan beginning in the third quarter of 2023, including U.S. manufacturing facility consolidations, in particular with respect to production of certain durable equipment products. During the three and nine months ended September 30, 2023, the Company recorded pre-tax restructuring charges of $7,846 for the second phase, relating primarily to non-cash raw material inventory write-downs as the Company plan to sell these assets and reduce storage space within certain manufacturing facilities. These restructuring charges were recorded within Cost of goods sold on the condensed consolidated statements of operations, and subject to significant estimate. During the three and nine months ended September 30, 2024, the Company recorded pre-tax restructuring charges of $656 and $1,721, respectively, for the second phase, relating primarily to cash charges associated with the consolidation and closure of U.S. manufacturing facilities including termination and disposal costs associated with inventory, facilities, and headcount reductions. The non-cash charges consist of fixed asset and inventory write-downs. Of the $656 and $1,721 recorded charges, $577 and $1,558, was recorded within Cost of goods sold on the condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively. The Company recorded $79 and $163 within SG&A expenses on the condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively. Total costs incurred relating to this second phase of the Restructuring Plan, from its commencement in 2023 through September 30, 2024, were (i) $9,383 of non-cash charges relating primarily to inventory markdowns of durable equipment products, and (ii) $1,524 of cash charges relating primarily to the consolidation of U.S. manufacturing facilities including termination and disposal costs associated with inventory, facilities, and headcount reductions.
In total for both phases of the Restructuring Plan, the Company recorded $7,444 and $9,401 of restructuring charges within Cost of goods sold on the consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. The Company also recorded $159 and $401 of restructuring charges within Selling, general and administrative ("SG&A") expenses on the consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.
The following tables present the activity in accrued expenses and other current liabilities for restructuring costs related to the Restructuring Plan for the three and nine months ended September 30, 2024, respectively:

Three Months Ended September 30, 2024
Restructuring Accruals as of June 30, 2024	$309
Expense	453
Cash Payments	(607)
Restructuring Accruals as of September 30, 2024	$155

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Nine Months Ended September 30, 2024
Restructuring Accruals as of December 31, 2023	$187
Expense	1,205
Cash Payments	(1,237)
Restructuring Accruals as of September 30, 2024	$155
The following tables present the activity in accrued expenses and other current liabilities for restructuring costs related to the Restructuring Plan for the three and nine months ended September 30, 2023, respectively:

	Three Months Ended September 30, 2023
	Phase 1	Phase 2
Restructuring Accruals as of June 30, 2023	$493	$—
(Reversal) Expense	(243)	150
Cash Payments	(225)	—
Restructuring Accruals as of September 30, 2023	$25	$150

	Nine Months Ended September 30, 2023
	Phase 1	Phase 2
Restructuring Accruals as of December 31, 2022	$696	$—
Expense	1,213	150
Cash Payments	(1,884)	—
Restructuring Accruals as of September 30, 2023	$25	$150
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
Assets and liabilities that were sold, disposed or terminated in connection with the Asset Sale included $11,616 of inventories, $3,721 of property, plant and equipment, technology intangible assets of $2,573, and other net liabilities of $90. The Company paid cash to terminate the facility operating lease for $1,275 and certain equipment finance leases for $668. The Company incurred an estimated $417 of transaction costs, including legal fees and other transaction-related expenses. The Company recorded a Loss on asset disposition of $11,520 on the condensed consolidated statements of operations for the nine months ended September 30, 2024, which included the aforementioned assets and liabilities derecognized, and operating and finance lease termination payments. The Company estimated the amount of cash proceeds associated with the sale of inventories as $4,960 and property, plant and equipment as $3,700, and classified the amounts within net cash from operating activities and investing activities, respectively, on the condensed consolidated statements of cash flows for the nine months ended September 30, 2024.

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
The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement, which was filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024.
Assets Held for Sale
During the second quarter of 2024, the Company entered into an agreement to sell approximately 20 acres of the 140 acres of excess owned land at the Goshen, New York location. The transaction is expected to close in the second half of 2024. The estimated sale price less costs to sell are consistent with the carrying value of the land, and therefore no estimated gain or loss was recorded in the three and nine months ended September 30, 2024. The $470 carrying value of the land has been reclassified from "Property, plant and equipment, net" to "Assets held for sale" on the Company's condensed consolidated balance sheet at September 30, 2024.
4. INTANGIBLE ASSETS, NET
Intangible assets, net comprised the following:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$9,329	$(8,590)	$739	$9,325	$(8,357)	$968
Customer relationships	99,805	(37,393)	62,412	99,805	(31,883)	67,922
Technology, formulations and recipes	110,381	(31,074)	79,307	114,181	(25,124)	89,057
Trade names and trademarks	131,493	(21,759)	109,734	131,493	(16,740)	114,753
Other	4,782	(4,517)	265	4,802	(4,422)	380
Total finite-lived intangible assets, net	355,790	(103,333)	252,457	359,606	(86,526)	273,080
Indefinite-lived intangible asset:
Trade name	2,801	—	2,801	2,801	—	2,801
Total Intangible assets, net	$358,591	$(103,333)	$255,258	$362,407	$(86,526)	$275,881
Amortization expense related to intangible assets was $5,942 and $18,062 for the three and nine months ended September 30, 2024, respectively. Amortization expense related to intangible assets was $6,180 and $18,272 for the three and nine months ended September 30, 2023, respectively.
In conjunction with the Asset Sale, the Company disposed of technology intangible assets with a net book value of $2,573. Refer to Note 3 – Restructuring and Asset Dispositions for further details.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The following are the estimated useful lives and the weighted-average amortization period remaining as of September 30, 2024, for the major classes of finite-lived intangible assets:

	Useful lives	Weighted-average amortization period remaining
Computer software	3 to 5 years	2 years
Customer relationships	7 to 18 years	9 years
Technology, formulations and recipes	8 to 12 years	9 years
Trade names and trademarks	15 to 20 years	16 years
The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2024, is summarized below:

Estimated Future Amortization Expense
For the period of October 1, 2024 to December 31, 2024	$5,971
Year ending December 31,
2025	23,859
2026	23,576
2027	23,432
2028	22,710
2029 and thereafter	152,909
Total	$252,457
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The following table presents basic and diluted loss per common share for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(13,146)	$(19,884)	$(49,204)	$(49,598)
Weighted-average shares of common stock outstanding	46,034,799	45,607,195	45,942,827	45,429,139
Dilutive effect of warrants and share based compensation awards using the treasury stock method	—	—	—	—
Diluted weighted-average shares of common stock outstanding	46,034,799	45,607,195	45,942,827	45,429,139
Basic loss per common share	$(0.29)	$(0.44)	$(1.07)	$(1.09)
Diluted loss per common share	$(0.29)	$(0.44)	$(1.07)	$(1.09)
The computation of the weighted-average shares of common stock outstanding for diluted loss per common share excludes the following potential shares of common stock as their inclusion would have an anti-dilutive effect on diluted loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Shares subject to warrants outstanding	—	17,669	—	17,669
Shares subject to unvested or deferred performance and restricted stock units	3,086,823	2,310,588	3,086,823	2,310,588
Shares subject to stock options outstanding	409,017	577,961	409,017	577,961
6. ACCOUNTS RECEIVABLE, NET, AND INVENTORIES
Accounts receivable, net comprised the following:

	September 30, 2024	December 31, 2023
Trade accounts receivable	$15,781	$16,740
Allowance for doubtful accounts	(859)	(920)
Other receivables	834	1,070
Total accounts receivable, net	$15,756	$16,890
The change in the allowance for doubtful accounts consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$(763)	$(1,660)	$(920)	$(1,556)
Changes in estimates	(296)	(113)	(572)	(1,217)
Write-offs	43	68	379	240
Collections/Other	157	361	254	1,189
Ending balance	$(859)	$(1,344)	$(859)	$(1,344)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Inventories comprised the following:

	September 30, 2024	December 31, 2023
Finished goods	$50,895	$58,346
Work-in-process	1,307	3,891
Raw materials	13,768	23,256
Allowance for inventory obsolescence	(7,749)	(10,139)
Total inventories	$58,221	$75,354
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
7. LEASES
The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2038. Also, the Company leases some property, plant and equipment under finance leases. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 20 years. However, these options are generally not reflected in the calculation of the right-of-use assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company incurred operating lease costs of $2,426 and $7,787 during the three and nine months ended September 30, 2024, respectively, and $2,897 and $9,622 during the three and nine months ended September 30, 2023, respectively. These costs are included primarily within SG&A in the condensed consolidated statements of operations and do not include lease termination costs associated with the Asset Sale. Refer to Note 3 – Restructuring and Asset Dispositions for further details.
The Company has operating subleases and logistics agreements which have been accounted for by reference to the underlying asset subject to the lease, primarily as an offset to rent expense within SG&A. For the three and nine months ended September 30, 2024, the Company recorded sublease and logistics income of $931 and $2,454, respectively. For the three and nine months ended September 30, 2023, the Company recorded sublease and logistics income of $323 and $1,495, respectively.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Total right-of-use ("ROU") assets, finance lease assets, and lease liabilities were as follows:

	Balance Sheet Classification	September 30, 2024	December 31, 2023
Lease assets
Operating lease assets	Operating lease right-of-use assets	$45,723	$54,494
Finance lease assets	Property, plant and equipment, net	7,467	9,315
Total lease assets		$53,190	$63,809

Lease liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$7,689	$8,336
Finance leases	Current portion of finance lease liabilities	455	954
Noncurrent:
Operating leases	Long-term operating lease liabilities	40,420	47,506
Finance leases	Long-term finance lease liabilities	7,956	8,734
Total lease liabilities		$56,520	$65,530
In connection with the Asset Sale, the Company paid cash to terminate a facility operating lease for $1,275 and certain equipment finance leases for $668. Refer to Note 3 – Restructuring and Asset Dispositions for further details.
The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with terms greater than one year as of September 30, 2024 are as follows:

	Operating	Finance
For the period of October 1, 2024 to December 31, 2024	$2,416	$218
Year ending December 31,
2025	9,543	885
2026	8,848	851
2027	8,943	853
2028	8,387	806
2029 and thereafter	16,819	8,039
Total lease payments	54,956	11,652
Less portion representing interest	(6,847)	(3,241)
Total principal	48,109	8,411
Less current portion	(7,689)	(455)
Long-term portion	$40,420	$7,956

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net comprised the following:

	September 30, 2024	December 31, 2023
Machinery and equipment	$24,366	$27,417
Peat bogs and related development	12,614	12,256
Building and improvements	10,268	10,132
Land	5,646	6,114
Furniture and fixtures	4,292	4,360
Computer equipment	3,269	3,301
Leasehold improvements	3,193	5,169
Gross property, plant and equipment	63,648	68,749
Less: accumulated depreciation	(23,878)	(21,389)
Total property, plant and equipment, net	$39,770	$47,360
Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,721 and $5,262 for the three and nine months ended September 30, 2024, respectively. Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,728 and $5,893 for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $9,847, less accumulated depreciation of $2,379. As of December 31, 2023, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $12,783, less accumulated depreciation of $3,468.
In conjunction with the Asset Sale, the Company sold $3,721 of property, plant and equipment, net. Refer to Note 3 – Restructuring and Asset Dispositions for further details.
The Company operates peat bogs in Alberta, Canada. Under current provincial laws the Company is subject to certain asset retirement obligations ("AROs") and the remediation of the peat bog sites are under provincial oversight. The Company periodically evaluates expected remediation costs associated with the peat bog sites that it operates. When the Company concludes that it is probable that a liability has been incurred, a provision is made for management's estimate of the liability. As of September 30, 2024, and December 31, 2023, the Company had AROs of $394 and $759, respectively, recorded in Accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of September 30, 2024, and December 31, 2023, the Company had AROs of $4,535 and $4,457, respectively, recorded in Other long-term liabilities on the condensed consolidated balance sheets. The ARO changes related to the various components of accretion, and additional obligations incurred that were not significant.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$3,183	$2,096
Interest accrual	56	1,214
Freight, custom and duty accrual	1,047	1,040
Goods in transit accrual	714	360
Income tax accrual	326	—
Asset retirement obligations	394	759
Other accrued liabilities	3,777	4,060
Total accrued expenses and other current liabilities	$9,497	$9,529
10. DEBT
Debt is comprised of the following:

	September 30, 2024	December 31, 2023
Term Loan - Principal	$119,610	$122,500
Term Loan - Unamortized discount and deferred financing costs	(3,623)	(4,259)
Term Loan - Net of unamortized discount and deferred financing costs	115,987	118,241
Other	151	160
Total debt	$116,138	$118,401

Current portion of long-term debt	$1,318	$2,989
Long-term debt - net of unamortized discount and deferred financing costs of $3,623 and $4,259 as of September 30, 2024, and December 31, 2023, respectively	114,820	115,412
Total debt	$116,138	$118,401
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The Term Loan was subject to a call premium of 1% if called prior to October 25, 2023, and 0% thereafter, and matures on October 25, 2028 ("Maturity Date"). Deferred financing costs are being amortized to interest expense over the term of the loan. For the three months ended September 30, 2024, the effective interest rate was 11.77% and interest expense was $3,552, which includes amortization of deferred financing costs and discount of $179. For the nine months ended September 30, 2024, the effective interest rate was 11.86% and interest expense was $10,734, which includes amortization of deferred financing costs and discount of $571.
The principal amounts of the Term Loan are required to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan, reduced pro-rata by any additional payments made, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) certain asset sales that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. As described in Note 7 – Leases, the Company received net cash proceeds in January 2023 from the Sale-Leaseback Transaction and is subject to a provision whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the Sale-Leaseback Transaction, and (ii) investments which are contractually committed within one-year of the Sale-Leaseback Transaction and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds which are not reinvested would require the Company to make an offer to prepay the corresponding amount on the Term Loan in 2024. In accordance with this provision, the Company classified $1,665 as current debt as of December 31, 2023, and prepaid the Term Loan in this amount in the first quarter of 2024. In addition, the Company had $2,187 of contractual commitments pursuant to this provision as of December 31, 2023. As of September 30, 2024, the Company has satisfied this provision through a combination of payments made pursuant to the contractual commitments and an additional $300 repayment of the Term Loan. As described in Note 3 – Restructuring and Asset Dispositions, the Company sold assets for $8,660 in May 2024. The net cash proceeds from this transaction are subject to the same Term Loan reinvestment provision described above, including (i) cash investments made within a one-year period, and (ii) investments which are contractually committed within one-year of the Asset Sale and paid within 180 days after entering into such contractual commitment. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
As of September 30, 2024, and December 31, 2023, the outstanding principal balance on the Term Loan was $119,610 and $122,500, respectively.
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants, and the Company was in compliance with all requirements as of September 30, 2024. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company.
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
The Revolving Credit Facility originally had a borrowing limit of $50,000. On August 31, 2021, the Obligors entered into an amendment (the "First Amendment") to increase their original borrowing limit to $100,000. In connection with the First Amendment, the Company's previously acquired subsidiaries became party to the Revolving Credit Facility as either borrowers or as guarantors. On October 25, 2021, the Company and its subsidiaries entered into a second amendment (the “Second Amendment”), with JPMorgan Chase Bank, N.A., pursuant to which the parties consented to the Term Loan described above, and made certain conforming changes to comport with the Term Loan provisions. The Revolving Credit Facility was further amended by a third amendment and joinder dated August 23, 2022 (the “Third Amendment”), pursuant to which several previously acquired subsidiaries became parties to the Revolving Credit Facility and granted liens on their assets. On December 22, 2022, the Company entered into a fourth amendment (the “Fourth Amendment”) pursuant to which a sale-leaseback transaction was permitted, and certain other changes were made, including a reduction of the maximum commitment amount under the Revolving Credit Facility from $100,000 to $75,000 and transitioning the LIBOR based rates to SOFR based rates. On March 31, 2023, the Company and certain of its subsidiaries entered into an amendment (the “Fifth Amendment”) pursuant

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
to which the maturity date was extended to June 30, 2026, the maximum commitment amount under the Revolving Credit Facility was reduced to $55,000, and the interest rate on borrowings was revised to various spreads, based on the Company's fixed charge coverage ratio. On November 1, 2024, the Company and certain of its subsidiaries entered into a sixth amendment (the “Sixth Amendment”) to the Revolving Credit Facility which reduced the maximum commitment amount under the Revolving Credit Facility to $35,000.
The unamortized debt discount and deferred financing costs were $376 and $538 as of September 30, 2024, and December 31, 2023, respectively, and are included in other assets in the condensed consolidated balance sheets. Debt discount and deferred financing costs are being amortized to interest expense over the term of the Revolving Credit Facility.
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
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability (as defined in the Revolving Credit Facility documents) is less than an amount equal to 10% of the Aggregate Revolving Commitment ($55,000 as of September 30, 2024), the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability is more than 10% of the Aggregate Revolving Commitment for thirty consecutive days. In order to consummate permitted acquisitions or to make restricted payments, the Company would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated. As of September 30, 2024, the Company is in compliance with the covenants contained in the Revolving Credit Facility.
The Revolving Credit Facility provides for various interest rate options including the Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the CB Floating Rate, the Adjusted Daily Simple SOFR, or the CBFR. The rates that use SOFR as the reference rate (Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the Adjusted Daily Simple SOFR and the CBFR rate) use the Term SOFR Rate plus 1.95%. Each rate has a 0.0% floor. A fee of 0.40% per annum is charged for available but unused borrowings.
As of September 30, 2024, and December 31, 2023, the Company had zero borrowed under the facility. As of September 30, 2024, the Company would be able to borrow approximately $17 million under the Revolving Credit Facility, before the Company would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
Other Debt
Other debt of $151 and $160 as of September 30, 2024, and December 31, 2023, respectively, was primarily comprised of a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Aggregate future principal payments
As of September 30, 2024, the aggregate future principal payments under long-term debt are as follows:

Debt
For the period of October 1, 2024 to December 31, 2024	$371
Year ending December 31,
2025	1,250
2026	1,250
2027	1,250
2028	115,640
2029 and thereafter	—
Total	$119,761
11. STOCKHOLDERS’ EQUITY
Common stock
Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the Board of Directors. As of September 30, 2024, there were 46,078,322 shares outstanding and 300,000,000 shares authorized.
Warrants
On July 19, 2021, the Company completed the redemption ("Redemption") of certain of its outstanding warrants (the "Investor Warrants") that were issued in connection with a private placement of units (the "private placement"), each consisting of a share of common stock and a warrant to purchase an additional one-half (1/2) shares of common stock. In connection with the private placement, the Company agreed to engage the placement agent (the "Placement Agent") as the Company's warrant solicitation agent in the event the Investor Warrants were called for Redemption. The Company agreed to pay a warrant solicitation fee to the Placement Agent equal to five percent of the amount of net cash proceeds solicited by the Placement Agent upon the exercise of certain Investor Warrants following such call for Redemption. As of September 30, 2024, and December 31, 2023, respectively, there were no Investor Warrants outstanding. In connection with the private placement, the Placement Agent was issued warrants (the “placement agent warrants”) which expired on December 14, 2023. As of September 30, 2024, and December 31, 2023, there were no outstanding placement agent warrants.
12. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of September 30, 2024, a total of 2,015,574 shares were available for grant under the 2020 Plan.

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
Restricted Stock Unit ("RSU") Activity
RSUs granted to certain executives, employees and members of the Board of Directors expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into shares of the Company's common stock. The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the second quarter of 2024, the Company granted RSU awards to members of the Board of Directors that are expected to vest on the one-year anniversary of the grant date.
The following table summarizes the activity related to the Company's RSUs for the nine months ended September 30, 2024. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the nine months ended September 30, 2024:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2023	1,242,210	$3.06
Granted	802,315	$0.78
Vested	(885,334)	$3.12
Forfeited	(1,008)	$24.61
Balance, September 30, 2024	1,158,183	$1.42
As of September 30, 2024, total unamortized stock-based compensation cost related to unvested RSUs was $1,039 and the weighted-average period over which the compensation is expected to be recognized is less than one-year. For the three and nine months ended September 30, 2024, the Company recognized $405 and $1,585, respectively, of total stock-based compensation expense for RSUs. During the nine months ended September 30, 2024, 618,815 RSUs that vested were not issued due to the recipients' elections to defer the conversion into common stock. As of September 30, 2024, there were 625,172 RSUs which had vested, but were not yet issued due to the recipients' elections.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Performance Stock Unit ("PSU") Activity
The Company granted 1,372,188 PSUs during the second quarter of 2024 that are subject to a one-year vesting requirement (based on continuous employment) and contain performance conditions based on certain performance metrics. The following table summarizes the activity related to the Company's PSUs for the nine months ended September 30, 2024:

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2023	921,182	$1.77
Granted	1,372,188	$0.99
Vested	(180,298)	$1.77
Forfeited	(809,604)	$1.70
Balance, September 30, 2024	1,303,468	$0.99
During the nine months ended September 30, 2024, the PSU forfeitures were due to employee terminations and performance conditions that were not satisfied, while PSU vests were from awards granted in the prior year. The majority of the PSUs outstanding as of December 31, 2023 were forfeited during the first quarter of 2024, as a result of not meeting certain performance conditions. As of September 30, 2024, total unamortized stock-based compensation cost related to unvested PSUs was $574 and the weighted-average period over which the compensation is expected to be recognized is less than one-year. For the three and nine months ended September 30, 2024, the Company recognized $238 and $623, respectively, of total stock-based compensation expense for PSUs.
Stock Options
The vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and options may be exercised up to 10 years from the date of issuance.
There were no stock options granted or exercised during the nine months ended September 30, 2024. The following table summarizes the stock option activity for the nine months ended September 30, 2024:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2023	571,359	$9.47	$2.01	3.69
Cancelled	(161,113)	$8.92	$1.17
Forfeited	(1,229)	$11.06	$9.89
Outstanding as of September 30, 2024	409,017	$9.68	$2.32	3.98
Options exercisable as of September 30, 2024	398,116	$9.64	$2.12	3.92
Vested and expected to vest as of September 30, 2024	409,017	$9.68	$2.32	3.98

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The following table summarizes the unvested stock option activity for the nine months ended September 30, 2024:

	Number	Weighted average grant date fair value
Unvested as of December 31, 2023	16,674	$12.15
Vested	(4,544)	$18.21
Forfeited	(1,229)	$9.89
Unvested as of September 30, 2024	10,901	$9.89
As of September 30, 2024, total compensation cost related to unvested options not yet recognized was $18 and the weighted-average period over which the compensation is expected to be recognized is less than one-year. For the three and nine months ended September 30, 2024, the Company recognized $25 and $85, respectively, of total stock-based compensation expense for stock options.
13. INCOME TAXES

The Company recorded income tax expense of $279 and $865 for the three and nine months ended September 30, 2024, respectively, representing an effective tax rate of (2.2)% and (1.8)%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2024, differs from the federal statutory rate of 21% primarily due to U.S. and foreign jurisdictions in full valuation allowance. The income tax expense for the three and nine months ended September 30, 2024, was primarily due to foreign taxes in certain jurisdictions and U.S. state taxes.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
15. FAIR VALUE MEASUREMENTS
Recurring and Nonrecurring
As described in Note 3 – Restructuring and asset dispositions, during the second quarter of 2024, the Company entered into an agreement to sell approximately 20 acres of the 140 acres of owned land at its Goshen, New York location. The Company measured the held-for-sale land asset at estimated fair value based on the agreement, which was considered a Level 2 fair value measurement. The land had a carrying value of $470, which was consistent with the estimated sale price less costs to sell, and therefore no estimated gain or loss was recorded in the three and nine months ended September 30, 2024. The $470 carrying value of the land has been reclassified from "Property, plant and equipment, net", to "Assets held for sale" on the Company's condensed consolidated balance sheet at September 30, 2024.
The Company did not have any other assets or liabilities that were remeasured to fair value on a recurring or nonrecurring basis during the periods presented.
Other Fair Value Measurements
The following table summarizes the fair value of the Company’s assets and liabilities which are provided for disclosure purposes:

		September 30, 2024		December 31, 2023
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	24,404	24,404	30,312	30,312

Liabilities
Finance leases	Level 3	8,411	7,929	9,688	9,688
Term Loan	Level 2	119,610	95,688	122,500	98,000
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
In 2022, we undertook the following major initiatives in connection the first phase of our previously disclosed restructuring plan (the "Restructuring Plan"): (i) narrowing our product and brand portfolio, including removing approximately one-third of all products and one-fifth of all brands relating to our primary product portfolio, which excluded our garden center business in Canada, and (ii) relocating and consolidating certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach, focusing commercial sales on competencies and product assortment gained from our recent acquisitions. Total costs incurred relating to this first phase of the Restructuring Plan from its commencement in 2022 to its completion in 2023, were (i) $6.4 million relating primarily to inventory markdowns, and (ii) $3.4 million relating primarily to the relocation and termination of certain facilities in Canada.
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
In 2024, we evaluated alternatives to maximize the recovery value of our assets and the cost structure associated with manufacturing our IGE branded durable equipment products. In the second quarter of 2024, we entered into the Purchase Agreement with the Buyer to sell the inventories, and property, plant and equipment associated with our IGE branded products for approximately $8.7 million, while retaining our proprietary brand and customer relationships. In connection with the Asset Sale, we entered into an exclusive supply agreement with the Buyer, pursuant to which the Buyer provides contract manufacturing and we continue to sell our proprietary branded durable products, which include horticulture benches, racking and LED lighting systems. As a result of the Asset Sale and new contract manufacturing arrangement, we expect improved profitability on future IGE branded product sales from an anticipated decrease in fixed costs. The Asset Sale closed on May 31, 2024 and we sold or disposed of approximately $11.6 million of inventories, $3.7 million of property, plant and equipment, and technology intangible assets of $2.6 million. In connection with the Asset Sale, we terminated and paid-off the facility operating lease for $1.3 million and certain equipment finance leases for $0.7 million. We recorded a loss on asset disposition of approximately $11.5 million on the condensed consolidated statements of operations for the nine months ended September 30, 2024.
During the three and nine months ended September 30, 2024, we continued to execute further restructuring actions, including consolidation of other U.S. manufacturing facilities, and outsourcing certain distribution center locations to reduce costs and further consolidate our facility footprint. These actions resulted in restructuring charges of $0.7 million and $1.7 million for the three and nine months ended September 30, 2024, respectively, including termination and disposal costs associated with inventory, facilities and headcount reductions. After completion of the Asset Sale and the aforementioned restructuring actions, we have now consolidated our manufacturing operations into two U.S. locations and our peat moss harvesting and processing operation in Canada. We are evaluating other opportunities to sell excess owned land to supplement our cash position and potential contract manufacturing or other outsourcing arrangements. We estimate additional charges associated with completing the second phase of our Restructuring Plan may approximate $1.0 million. We anticipate the second phase of our Restructuring Plan and the related actions described above may result in annual cost savings of over $2.0 million. The amounts we will ultimately realize or disburse in connection with the Restructuring Plan could differ materially from our estimates, and we may incur additional non-cash charges in future periods depending on our ability to execute asset sales or pursue other alternatives. We may not be able to realize the full extent of our anticipated cost savings if industry conditions persist and net sales volumes worsen.
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

Results of Operations—Comparison of three and nine months ended September 30, 2024 and 2023
The following table sets forth our unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2024, and 2023, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended September 30,
	2024		2023		Period change
Net sales	$44,009	100.0%	$54,168	100.0%	$(10,159)	-18.8%
Cost of goods sold	35,490	80.6%	50,859	93.9%	(15,369)	-30.2%
Gross profit	8,519	19.4%	3,309	6.1%	5,210	157.4%
Operating expenses:
Selling, general and administrative	17,556	39.9%	19,543	36.1%	(1,987)	-10.2%
Loss on asset disposition	—	0.0%	—	0.0%	—	N/A
Loss from operations	(9,037)	-20.5%	(16,234)	-30.0%	7,197	44.3%
Interest expense	(3,910)	-8.9%	(3,963)	-7.3%	(53)	-1.3%
Other income, net	80	0.2%	402	0.7%	(322)	-80.1%
Loss before tax	(12,867)	-29.2%	(19,795)	-36.5%	6,928	35.0%
Income tax expense	(279)	-0.6%	(89)	-0.2%	190	213.5%
Net loss	$(13,146)	-29.9%	$(19,884)	-36.7%	$6,738	33.9%

	Nine Months Ended September 30,
	2024		2023		Period change
Net sales	$152,974	100.0%	$179,397	100.0%	$(26,423)	-14.7%
Cost of goods sold	122,679	80.2%	150,234	83.7%	(27,555)	-18.3%
Gross profit	30,295	19.8%	29,163	16.3%	1,132	3.9%
Operating expenses:
Selling, general and administrative	55,836	36.5%	67,442	37.6%	(11,606)	-17.2%
Loss on asset disposition	11,520	7.5%	—	0.0%	11,520	N/A
Loss from operations	(37,061)	-24.2%	(38,279)	-21.3%	1,218	3.2%
Interest expense	(11,652)	-7.6%	(11,423)	-6.4%	229	2.0%
Other income, net	374	0.2%	22	0.0%	352	1,600.0%
Loss before tax	(48,339)	-31.6%	(49,680)	-27.7%	1,341	2.7%
Income tax (expense) benefit	(865)	-0.6%	82	0.0%	947	1,154.9%
Net loss	$(49,204)	-32.2%	$(49,598)	-27.6%	$394	0.8%
Net sales
Net sales for the three months ended September 30, 2024, were $44.0 million, a decrease of $10.2 million, or 18.8% compared to the same period in 2023. Net sales for the nine months ended September 30, 2024, were $153.0 million, a decrease of $26.4 million, or 14.7% compared to the same period in 2023.
The 18.8% decrease in net sales for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a 13.7% decline in volume/mix of products sold and a 4.9% decrease in price. The decrease in volume/mix of products sold was primarily related to the aforementioned oversupply in the cannabis industry. The 14.7% decrease in net sales for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a 11.3% decline in volume/mix of products sold and a 3.3% decrease in price. The decrease in volume/mix of products sold was primarily related to the aforementioned oversupply in the cannabis industry.
Gross profit
Gross profit for the three months ended September 30, 2024, was $8.5 million, an increase of $5.2 million, or 157.4%, compared to the same period in 2023. Gross profit for the nine months ended September 30, 2024, was $30.3 million, an increase of $1.1 million, or 3.9%, compared to the same period in 2023. Our gross profit margin percentage increased to 19.4%

for the three months ended September 30, 2024, from 6.1% in the same period in 2023. Our gross profit margin percentage increased to 19.8% for the nine months ended September 30, 2024, from 16.3% in the same period in 2023.
Gross profit and gross profit margin for the three and nine months ended September 30, 2024, increased primarily due to $6.9 million and $7.8 million of decreases in restructuring charges, respectively, from the prior year period. Additionally, gross profit increased during the three and nine months ended September 30, 2024 due to selling a higher proportion of proprietary brand products, as well as improved productivity. These increases more than offset the impact of lower net sales.
Selling, general and administrative expenses
SG&A expenses for the three months ended September 30, 2024, were $17.6 million, a decrease of $2.0 million, or 10.2% compared to the same period in 2023. SG&A expenses for the nine months ended September 30, 2024, were $55.8 million, a decrease of $11.6 million, or 17.2% compared to the same period in 2023.
SG&A expenses decreased $2.0 million for the three months ended September 30, 2024, as compared to the same period in 2023. The decrease was due to lower expenses in several areas, including as a result of our cost saving and restructuring initiatives: (i) a $0.9 million decrease in facility costs, (ii) a $0.6 million decrease in employee compensation costs, including stock-based compensation and salaries and benefits, and (iii) a $0.4 million decrease in insurance, along with other expense reductions in multiple areas including professional fees and outside services.
The $11.6 million decrease in SG&A expenses for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to lower expenses in several areas, including as a result of our cost saving and restructuring initiatives: (i) a $3.6 million decrease in facility costs, (ii) a $2.5 million decrease in salaries and benefits, (iii) a $1.8 million decrease in stock-based compensation, (iv) a $1.5 million decrease in professional fees and outside services, and (v) a $1.5 million decrease in insurance costs, along with other expense reductions in multiple areas.
Loss on asset disposition
As previously described, we entered into a Purchase Agreement with CM Fabrication, LLC to sell assets relating to the production of durable equipment products for $8.7 million. The Asset Sale closed during the second quarter of 2024, and we sold or disposed of inventories and other assets. We recorded a Loss on asset disposition of $11.5 million for the nine months ended September 30, 2024. Refer to Note 3 – Restructuring and asset dispositions for a further description of the Asset Sale.
Interest expense
Interest expense for the three months ended September 30, 2024, was $3.9 million, which is a slight decrease from $4.0 million of interest expense recorded in the same period in the prior year. Interest expense for the nine months ended September 30, 2024, was $11.7 million, an increase of $0.2 million compared to the same period in the prior year. The decrease for the three months ended September 30, 2024 was due to lower debt outstanding due to principal repayments, partially offset by higher variable interest rates on our Term Loan. The increase during nine months ended September 30, 2024, was primarily due to higher variable interest rates on our Term Loan, partially offset by lower debt outstanding due to principal repayments.
Other income, net
Other income, net for the three months ended September 30, 2024, was $0.1 million, a decrease of $0.3 million compared to $0.4 million during the same period in the prior year. Other income, net for the nine months ended September 30, 2024, was $0.4 million, an increase of $0.4 million compared to less than $0.1 million during the same period in the prior year. Other income, net for the three and nine months ended September 30, 2024, was primarily driven by interest income and foreign currency exchange gains.
Income taxes
We recorded income tax expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2024, respectively, representing an effective tax rate of (2.2)% and (1.8)%, respectively. Our effective tax rate for the nine months ended September 30, 2024, differs from the federal statutory rate of 21% primarily due to U.S. and foreign jurisdictions in full valuation allowance. The income tax expense for the three and nine months ended September 30, 2024, was primarily due to foreign taxes in certain jurisdictions and U.S. state taxes.
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
Liquidity and Capital Resources
Cash Flow from Operating, Investing, and Financing Activities
Comparison of the nine months ended September 30, 2024, and September 30, 2023
The following table summarizes our cash flows for the nine months ended September 30, 2024, and 2023 (amounts in thousands):

	Nine months ended September 30,
	2024	2023
Net cash (used in) from operating activities	$(2,980)	$8,629
Net cash from (used in) investing activities	1,461	(4,058)
Net cash (used in) from financing activities	(4,287)	6,644
Effect of exchange rate changes on cash and cash equivalents	(102)	(49)
Net (decrease) increase in cash and cash equivalents	(5,908)	11,166
Cash and cash equivalents at beginning of period	30,312	21,291
Cash and cash equivalents at end of period	$24,404	$32,457
Operating Activities
Net cash used in operating activities was $3.0 million for the nine months ended September 30, 2024. The net cash usage was primarily due to a $0.8 million net cash inflow from a reduction in working capital, offset by a net loss of $49.2 million, less net non-cash items of $45.4 million. The $0.8 million net reduction in working capital was primarily comprised of a $8.9 million decrease of inventories, a $0.8 million decrease in accounts receivable, and a $0.8 million decrease of prepaid expenses and other current assets, partially offset by a $7.1 million decrease of lease liabilities and a $2.3 million decrease in accounts payable. As described in Note 3 – Restructuring and asset dispositions, in connection with the Asset Sale, we estimated the amount of cash proceeds associated with the sale of inventories as $5.0 million and classified the amount within net cash from operating activities. In addition, the Company paid cash of $1.3 million to terminate the facility operating lease in connection with the Asset Sale.
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
Investing Activities
Net cash from investing activities was $1.5 million for the nine months ended September 30, 2024, and net cash used in investing activities was $4.1 million for the nine months ended September 30, 2023. We received cash proceeds from the Asset Sale associated with the sale of property, plant and equipment of $3.7 million during the second quarter of 2024, along with other cash from investing activities of $0.4 million. These cash proceeds were partially offset by $2.6 million of capital expenditures of property, plant and equipment. The net cash used in investing activities for the nine months ended September 30, 2023, was primarily due to capital expenditures of property, plant and equipment. The capital expenditures of property, plant and equipment in 2024 and 2023 primarily relate to investments in our peat moss harvesting operation in Canada.
Financing Activities
Net cash used in financing activities was $4.3 million for the nine months ended September 30, 2024, primarily driven by (i) $2.9 million of Term Loan repayments relating to required quarterly payments of principal and prepayments made in conjunction with the Sale-Leaseback Transaction, and (ii) finance lease principal payments of $1.3 million which included approximately $0.7 million relating to equipment finance lease payments made in connection with the Asset Sale.
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
As further described in Note 3 – Restructuring and asset dispositions, we closed on an Asset Sale and received gross proceeds of $8.7 million during the three months ended June 30, 2024. In accordance with the Company’s Term Loan, the net proceeds, approximately $6.3 million, from the Asset Sale transaction are required to be reinvested into certain permitted investments, such as capital expenditures, or offered to prepay Term Loan principal. The Company intends to reinvest the net proceeds from the Asset Sale into certain permitted investments, such as capital expenditures, in accordance with provisions of the Term Loan.
If necessary, we believe that we could supplement our cash position through additional sale-leasebacks, asset sales and equity financing. During the second quarter of 2024, we entered into an agreement to sell a portion of the excess owned land at our Goshen, New York location, and are evaluating other opportunities to sell excess owned land to supplement our cash position. We believe it is prudent to be prepared if required and, accordingly, continue to be engaged in the process of evaluating and preparing to implement one or more of the aforementioned activities. Any potential such event may be subject to provisions referenced in our Term Loan and Revolving Credit Facility, such as subjecting the Company to make mandatory prepayments.
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
We are also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) certain asset sales that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. As described in Note 7 – Leases, we received net cash proceeds in January 2023 from the Sale-Leaseback Transaction and are subject to a provision whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the Sale-Leaseback Transaction, and (ii) investments which are contractually committed within one-year of the Sale-Leaseback Transaction, and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds which are not reinvested would require us to make an offer to prepay the corresponding amount on the Term Loan in 2024. In accordance with this provision, we classified $1.7 million as current debt on our consolidated balance sheet as of December 31, 2023, and prepaid the Term Loan in this amount during the three months ended March 31, 2024. As of September 30, 2024, we have satisfied this provision through a combination of payments made pursuant to the contractual commitments and an additional $0.3 million repayment of the Term Loan. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
As of September 30, 2024, and December 31, 2023, the outstanding principal balance on the Term Loan was $119.6 million and $122.5 million, respectively.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. We were in compliance with all debt covenants as of September 30, 2024. The Term Loan is secured by a first lien on our non-working capital assets and a second lien on our working capital assets.
Revolving Credit Facility
On March 29, 2021, we and certain of our subsidiaries entered into the Revolving Credit Facility (the "Revolving Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender for a revolving line of credit up to $50 million. The Revolving Credit Facility was amended by the First Amendment dated August 31, 2021, which increased the revolving line of credit by an additional $50 million for an aggregate borrowing limit of $100 million. The Revolving Credit Facility was further amended by the Second Amendment dated October 25, 2021 which, among other things, permitted the incurrence of the Term Loan and made certain other changes including subordinating its liens on non-working capital assets to the obligations under the Term Loan. The Revolving Credit Facility was further amended by the Third Amendment and Joinder dated August 23, 2022, pursuant to which several previously acquired subsidiaries became parties to the Revolving Credit Facility and granted liens on their assets. On December 22, 2022, we entered into the Fourth Amendment pursuant to which a sale-leaseback transaction was permitted, and certain other changes were made, including a reduction of the maximum commitment amount under the Revolving Credit Facility from $100 million to $75 million and transitioning the LIBOR based rates to SOFR based rates. On March 31, 2023, we and certain of our subsidiaries entered into the Fifth Amendment, pursuant to which the maturity date was extended to June 30, 2026, the maximum commitment amount under the Revolving Credit Facility was reduced to $55 million, and the interest rate on borrowings was revised to various spreads, based on our fixed charge coverage ratio. On November 1, 2024, the Company and certain of its subsidiaries entered into the Sixth Amendment to the Revolving Credit Facility pursuant to which the maximum commitment amount was reduced to $35 million.
The Revolving Credit Facility provides for various interest rate options including the Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the CB Floating Rate, the Adjusted Daily Simple SOFR, or the CBFR. The rates that use SOFR as the reference rate (Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the Adjusted Daily Simple SOFR and the CBFR rate) use the Term SOFR Rate plus 1.95%. Each rate has a 0.0% floor. A fee of 0.40% per annum is charged for available but unused borrowings. Our obligations under the Revolving Credit Facility are secured by a first priority lien (subject to certain permitted liens) in substantially all of our and our subsidiaries' respective personal property assets pursuant to the terms of a U.S. and Canadian Pledge and Security Agreement dated March 29, 2021 and other security documents, as amended to include additional subsidiaries.
The Revolving Credit Facility maintains certain reporting requirements, affirmative covenants, negative covenants and financial covenants. A certain financial covenant becomes applicable in the event that our excess availability under the Revolving Credit Facility is less than an amount equal to 10% of the Aggregate Revolving Commitment ($55 million as of September 30, 2024) and would require us to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis.
In order to consummate permitted acquisitions or to make restricted payments, we would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated.
We were in compliance with all debt covenants as of September 30, 2024. As of September 30, 2024, approximately $17 million was available to borrow under the Revolving Credit Facility, before we would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
As of September 30, 2024, and December 31, 2023, we had zero borrowed under the Revolving Credit Facility.

The aforementioned financing arrangements and other transactions are more fully described in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash and Cash Equivalents
The cash and cash equivalents balances of $24.4 million and $30.3 million at September 30, 2024, and December 31, 2023, respectively, included $11.2 million and $8.5 million, respectively, held by foreign subsidiaries.
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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of September 30, 2024, we had $119.6 million of Term Loan debt that is subject to variable interest rates that are based on Secured Overnight Financing Rate (“SOFR”) or an alternate base rate. Refer to Item 1. Financial Statements, Note 10 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of September 30, 2024, our interest expense on the variable-rate debt would increase by an average of $1.1 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks, but may determine to do so in the future.
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
ITEM 1A. RISK FACTORS
For a discussion of risk factors, please read Item 1A, "Risk Factors" in our 2023 Annual Report. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been the following material changes with respect to such risk factors:
We are not currently in compliance with the continued listing requirements for Nasdaq. If the price of our common stock continues to trade below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.
On March 14, 2024, we received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the Company was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company did not meet the minimum closing bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to September 10, 2024.
On August 9, 2024, the Company submitted a request to Nasdaq for a 180-day extension to regain compliance with the Minimum Bid Price Requirement. The Company indicated to Nasdaq that it met the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provided notice of its intention to cure the deficiency during the extended compliance period by effecting a reverse stock split, if necessary. On June 6, 2024, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio between 1-for-1.1 and 1-for-25, with the decision of whether to implement such split being subject to the discretion of the Company’s Board of Directors.
On September 12, 2024, Nasdaq notified the Company that it had approved the Company’s application to transfer its listing from Nasdaq’s Global Select Market tier to the Capital Market tier. This transfer was effective at the opening of business on Friday, September 13, 2024. Nasdaq also approved an additional 180-day extension to March 10, 2025 to regain compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A). We continue to monitor the closing bid price of our common stock and consider our available options to resolve our noncompliance with the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or we will otherwise be in compliance with other Nasdaq listing criteria. If we fail to regain compliance with the Minimum Bid Price Requirement or to meet the other applicable continued listing requirements for the Nasdaq Capital Market in the future, our common stock may be delisted from Nasdaq.
Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by Nasdaq, the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 1, 2024, Hydrofarm Holdings Group, Inc. and certain of its subsidiaries entered into the “Sixth Amendment” to the Revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders from time to time party thereto. The Sixth Amendment reduced the maximum commitment amount under the Revolving Credit Facility from $55 million to $35 million.
As of September 30, 2024, the Company’s borrowing base assets supported availability of approximately $17 million under the Revolving Credit Facility. Accordingly, the Company does not expect the maximum commitment amount reduction to have any material immediate negative impact on its overall liquidity position. Furthermore, as of November 1, 2024, the Company had no borrowings outstanding under the Revolving Credit Facility. The Sixth Amendment did not modify the existing financial covenant relating to the applicability of the Company’s Fixed Charge Coverage Ratio. The Company is charged a fee of 0.40% per annum for unused borrowings under the maximum commitment amount and anticipates a reduction in these fees in future periods as a result of the commitment reduction pursuant to the Sixth Amendment.
The foregoing description of the Sixth Amendment does not purport to be complete and is qualified in its entirety by reference to the provisions of the Sixth Amendment, a copy of which is filed as Exhibit 10.5 to this Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit	Description

10.1	Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice.
10.2	Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Restricted Stock Unit Grant Notice.
10.3	Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Performance Stock Unit Grant Notice.
10.4+	Purchase Agreement, dated May 10, 2024, by and between Hydrofarm Holdings Group, Inc. and CM Fabrication, LLC.
10.5*
Sixth Amendment to Credit Agreement, dated November 1, 2024, by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, Field 16, LLC, Innovative Growers Equipment, Inc., Manufacturing & Supply Chain Services, Inc., Hydrofarm Investment Corp., Hydrofarm Holdings LLC, EHH Holdings, LLC, Sunblaster LLC, Hydrofarm Canada, LLC, Sunblaster Holdings ULC, Eddi’s Wholesale Garden Supplies Ltd., House & Garden Holdings, LLC, Aurora International, LLC, Aurora Peat Products ULC, Greenstar Plant Products Inc., Innovative AG Installation, Inc., Innovative Racking Systems, Inc., Innovative Shipping Solutions, Inc., Innovative Growers Equipment Canada, Inc., and JPMorgan Chase Bank, N.A., as lender and administrative agent.

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

*    Filed herewith.
+    In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain information (indicated by “***”) has been excluded from this exhibit because it is both not material and private or confidential. A copy of the omitted portion will be furnished to the Securities and Exchange Commission upon request. Additionally, certain schedules and exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
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

Hydrofarm Holdings Group, Inc.

Date: November 7, 2024	/s/ William Toler
William Toler
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	/s/ B. John Lindeman
B. John Lindeman
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)