Form 10-K
period 2024-12-31
HYDROFARM HOLDINGS GROUP, INC.
filed 2025-03-05
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filling reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of a share of common stock on June 30, 2024, as reported by The Nasdaq Capital Market on such date was $30 million. As of February 27, 2025, the Registrant had 4,614,279 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders ("2025 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days of the Registrant’s fiscal year ended December 31, 2024.

EXPLANATORY NOTE REGARDING REVERSE STOCK SPLIT
On February 12, 2025, Hydrofarm Holdings Group, Inc. (“Hydrofarm Holdings”) filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendment”), with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split (the “Reverse Stock Split”) of Hydrofarm Holdings’ common stock, par value $0.0001 per share (the “Common Stock”), effective February 12, 2025 at 5:00 p.m., Eastern Time (the “Effective Time”) and Hydrofarm Holdings’ shares of Common Stock began trading on a split-adjusted basis on The Nasdaq Capital Market at the commencement of trading on February 13, 2025, under Hydrofarm Holdings’ existing trading symbol “HYFM”. The new CUSIP number for the Common Stock following the Reverse Stock Split is 44888K407.
As previously reported, the Reverse Stock Split was approved by Hydrofarm Holdings’ stockholders at Hydrofarm Holdings’ annual meeting of stockholders held on June 6, 2024, at a ratio ranging from any whole number between 1-for-1.1 and 1-for-25, as determined by Hydrofarm Holdings’ board of directors in its discretion. On February 6, 2025, the board of directors approved a ratio of 1-for-10 for the Reverse Stock Split.
The Charter Amendment provides that at the Effective Time, every 10 shares of Hydrofarm Holdings’ issued and outstanding shares of Common Stock immediately prior to the Effective Time, will be automatically converted, without any action on the part of the holder thereof, into one share of Common Stock. The number of authorized shares of Common Stock and the par value of each share of Common Stock remain unchanged. No fractional shares will be issued as a result of the Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share in connection with the Reverse Stock Split will receive a cash payment in lieu thereof.
The Company has adjusted the presentation of all periods covered by the consolidated financial statements contained herein to give retroactive effect to the Reverse Stock Split, including adjustments to net loss per share and other per share of Common Stock amounts.

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
•interruptions in our supply chain;
•federal and state legislation and regulations pertaining to agricultural products and the use and cultivation of cannabis in the United States and Canada;
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
•the potential for a disruption or breach of our information technology systems or cyber-attack;
•our current level of indebtedness;
•our dependence on third parties;
•any change to our reputation or to the reputation of our products;
•the performance of third parties on which we depend;
•the fluctuation in the prices of the products we distribute;
•competitive industry pressures;

•the consolidation of our industry;
•compliance with environmental, health and safety laws;
•our ability to protect and defend against litigation, including claims related to intellectual property rights;
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

SPECIAL NOTE REGARDING USE OF TRADE NAMES AND TRADEMARKS
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

SPECIAL NOTE REGARDING CERTAIN TERMINOLOGY IN THIS ANNUAL REPORT ON FORM 10-K
Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms "Hydrofarm", "the Company," "we," "our" and "us" refer to Hydrofarm Holdings Group, Inc. and its subsidiaries.

PART I
Item 1.        BUSINESS
Introduction
We are a leading independent manufacturer and distributor of branded hydroponics equipment and supplies for controlled environment agriculture ("CEA"), including grow lights, climate control solutions, grow media and nutrients, as well as a broad portfolio of innovative and proprietary branded products. We primarily serve the U.S. and Canadian markets, and believe we are one of the leading companies in these markets in an otherwise fragmented industry. For over 40 years, we have helped growers make growing easier and more productive. Our mission is to empower growers, farmers and cultivators with products that enable greater quality, efficiency, consistency, and speed in their grow projects. For the 2024 fiscal year, our net sales were $190 million. From 2005 through 2024, we generated a net sales compound annual growth rate ("CAGR") of approximately 10%.
Hydroponics is the farming of plants using soilless grow media and often artificial lighting in a controlled indoor or greenhouse environment. Hydroponics is the primary category of CEA and we use the terms CEA and hydroponics interchangeably. Our products are used to grow, farm, and cultivate cannabis, flowers, fruits, plants, vegetables, grains and herbs in controlled environment settings that allow end users to control key farming variables including temperature, humidity, CO2, light intensity spectrum, nutrient concentration and pH. Through CEA, growers are able to be more efficient with physical space, water and resources, while enjoying year-round and more rapid grow cycles as well as more predictable and abundant grow yields, when compared to other traditional growing methods.
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
How We Serve Our Customers
Our customer value proposition is centered on two pillars. First, we strive to offer the best selection by being a branded provider of all CEA needs. Second, we seek to be the gold standard in distribution and service, leveraging our infrastructure and reach to provide customers timely delivery of products and exceptional service across the United States and Canada.
Complete Range of Innovative CEA Products
We offer thousands of innovative, branded CEA products to provide solutions for our customers. Our product portfolio spans lighting, grow media (i.e., premium soils and soil alternatives), nutrients, equipment and supplies.
Some of our most well-known proprietary brands include Active Air, Active Aqua, Aurora Peat Products, HEAVY 16, House & Garden, Gaia Green Organics, Grotek, Innovative Growers Equipment, Mad Farmer, Phantom, PHOTOBIO, Procision, Roots Organics, Growtainer, and SunBlaster. We estimate that approximately three-quarters of our net sales relate to consumable products, including grow media, nutrients and supplies that are subject to regular replenishment. The remaining portion of our net sales relate to durable products such as hydroponic lighting and equipment. The majority of products we offer are produced by us or are supplied to us under exclusive or preferred brand relationships. Our proprietary, or house brands, generally provide higher gross profit margins compared to preferred or distributed brands and provide a competitive advantage as we offer our customers a breadth of products that cannot be purchased elsewhere.
We source individual components, raw materials or products from our supplier base. Raw materials used in our nutrient manufacturing operations primarily include nitrogen, potassium, and phosphate. Raw materials used in our grow media manufacturing include peat moss, compost, perlite, coir fiber, pumice and worm casings. We source these components, raw materials and products from suppliers located primarily in the United States, Canada, China, and Europe. One supplier accounted for over 10% of purchases in 2024 and 2023.

The following graphic illustrates a representative set of our market-leading products across key CEA product categories:

LIGHTING

Photobio TX2 LED

Photobio MX2 LED

Phantom Cultivar GL250

SunBlaster LED

autopilot
Autopilot PX2 Lighting Controller

EQUIPMENT

TrolMaster

Active Aqua Rolling Bench

SunBlaster Nano Growlight Garden

IGE Racking

Active Aqua Chiller

growtainers
Growtainer

NUTRIENTS

House & Garden

MONSTER BLOOM
Grotek

FIRE
Heavy 16

Roots Organics

POWER BLOOM
2-8-4
Gaia Green Organics

Mad Farmer

GROW MEDIA

GROW!T
COCO COIR
Grow !t Commercial Blocks

FOXFARM
FoxFarm Potting Soil

Grodan Stone Wool

GROW!T
Clay Pebbles
Grow !t Clay Pebbles

Roots Organics Potting Soil

PROCISION
CLASSIC
Aurora Peat Products Procision Classic

SUPPLIES

Trim Fast Pruners

Active Aqua 2.0 High Rise Tray

Jump Start Seedling Heat Mat

Trellis Netting
Trellis Netting Mesh

dirt pot
Dirt Pot Flexible Portable Planter

SunBlaster Mini Greenhouse Kit

Infrastructure and Reach for Fast Delivery, High In-Stock Availability and Exceptional Service
Our infrastructure and reach enables us to provide delivery and service capabilities to a diverse group of customers primarily in the United States and Canada. We believe that our six U.S.-based distribution centers can reach a significant majority of our U.S. customers within 48 hours and that our two Canadian distribution centers can provide timely coverage to the Canadian market.
In the United States, we currently distribute our products and employ cross-docking logistics processes from our leased facilities in Fairfield, California; Fontana, California; Gresham, Oregon; Denver, Colorado; Shoemakersville, Pennsylvania; and New Hudson, Michigan. In Canada, we currently distribute our products from locations in Surrey, British Columbia and Cambridge, Ontario. Outside of North America, we operate a distribution center in Zaragoza, Spain. We use a third party in China to assist with our international supply chain management and quality assurance in Asia. We partner with a network of third-party transportation companies that facilitate delivery to our customers. The majority of customer orders are received through our business-to-business e-commerce platform. Through our Distributor Managed Inventory ("DMI") Program, we partner with our network of customers to create customized, supply chain solutions for large commercial end users.
In the United States, we currently operate manufacturing facilities in Arcata, California and Eugene, Oregon. In Canada, we currently have manufacturing facilities in Edmonton, Alberta.

Surrey, BC
Edmonton, AB
Gresham, OR
Eugene, OR
Arcata, CA
Fairfield, CA
Fontana, CA
Denver, CO
Cambridge, ON
New Hudson, MI
Shoemakersville, PA
Distribution Centers
Manufacturing Sites

The CEA Industry
Our principal industry is the wholesale distribution of CEA equipment and supplies, which generally include nutrients and fertilizers; grow light systems; horticulture benches and racking systems; heating, ventilation, and air conditioning ("HVAC") systems; humidity and carbon dioxide monitors and controllers; water pumps, heaters, chillers, and filters; and various grow media typically made from soil, peat, rock wool or coconut fiber, among others. Today, we believe that a majority of our products are sold for use in CEA applications.
Pictured: PHOTOBIO MX2 LED, Active Air Commercial Humidifier, SunBlaster LED Grow Light Garden, Active Air Heavy Duty 16" Metal Wall Mount Fan, IGE Grow Racks, House & Garden Bud XL, and Roots Organics Formula 707.
CEA is a component of the global commercial agriculture and consumer gardening sectors. According to industry publications, the global CEA industry was estimated at approximately $99 billion in 2023, and is expected to grow to approximately $423 billion by 2033 representing a CAGR of 16%. The growth of CEA crop output may subsequently drive growth in the wholesale CEA equipment and supplies industry in which we operate.
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
Today, we believe that a majority of the CEA equipment and supplies we sell to our customers is ultimately purchased by participants in the cannabis industry, though we do not sell directly to cannabis growers in the United States. An agricultural oversupply has impacted the cannabis industry, driving cannabis wholesale prices down and resulting in a decrease in indoor and outdoor cultivation, which we believe adversely impacts the market for CEA products. We believe the oversupply was initiated by the market impacts of the COVID-19 pandemic and is now partially the result of increasing cannabis production in additional global markets. Despite these factors negatively impacting the industry, according to certain industry publications, the U.S. cannabis market is projected to reach approximately $57 billion by 2028, up from an estimated $30 billion in 2024.
We believe this forecasted growth in the U.S. cannabis market may be attributable to (i) state initiatives for new adult use and/or medical use programs in additional U.S. states, (ii) expanded access for patients or consumers in existing state medical or adult use cannabis programs, and (iii) increased consumption driven by greater product diversity and choice, reduced stigma, and real and perceived health benefits including pain management, the treatment of neurological and mental conditions, and sleep management. In addition, states with legalized adult use cannabis may offer state governments with additional taxation revenue and state job creation, which may incentivize states to continue broadening the potential market for cannabis products. According to a January 2024 poll by Pew Research Center, approximately 57% of U.S. adults say that cannabis should be legal for recreational and medical use, while an additional 32% say it should be legal for medical use only. Cannabis product availability and breadth includes cannabidiol (CBD) and other cannabis-infused products, including edibles, oils, tinctures, and topical treatments.
Benefits of CEA Adoption
Both the commercial agriculture and cannabis industries are adopting more advanced CEA agricultural technologies in order to enhance the productivity and efficiency of operations. The benefits of CEA include:
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
CEA implementation is driven by the factors listed above as well as increases in fruit and vegetable farming, consumer gardening and the adoption of vertical farming. In the United States and Canada, regulatory oversight and statutory requirements for growers and their products enhance product safety and transparency to consumers, and usually necessitate the use of CEA in cannabis cultivation in order to meet mandated tetrahydrocannabinol (THC) content or impurity tolerances.
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
Broad Portfolio with Innovative Proprietary Offerings and Recurring Consumables Sales
We have a large equipment and consumable product offering, including lighting solutions, grow media, nutrients, equipment and supplies. We offer everything growers need to ensure their operations are maximizing efficiency, output and quality. We maintain an extensive portfolio of products which includes approximately 35 proprietary brands across thousands of stock keeping units ("SKUs") as well as over 50 preferred brands. Fifty-six percent of our 2024 revenue relates to sales of our proprietary brands, which generally provide for higher gross profit margins compared to preferred and distributed brands and a competitive advantage as we offer products that cannot be purchased elsewhere. We estimate that approximately three-quarters of our net sales are generated from consumable products subject to recurring revenue that includes grow media, nutrients and supplies.

We sell proprietary and preferred brands across all of our product categories. We selectively add distributed products when the brand or technology provides us with a more comprehensive assortment to satisfy our customers' needs.
Manufacturing Capabilities
We currently operate three manufacturing facilities in North America which include organic certified and synthetic liquid and dry nutrient blending and bottling, organic certified soil blending and bagging, perlite production, and peat harvesting and baling. Our peat harvesting operation provides useful products for improving grow media and organic farming.
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
Expanding our Offerings within CEA Food and Floral Markets and Garden Centers
CEA offers a more sustainable and secure alternative to traditional outdoor agriculture, allowing food to be grown closer to where it is ultimately consumed, thereby reducing supply chain-related risks and food waste. Additionally, we believe consumer gardening can be an important driver of future CEA growth, as many U.S. households participate in lawn and gardening activities today. Our sales team is organized to focus on the CEA food and floral market, and consumer gardening markets, where we are well suited to expand our business.
Productivity and Cost Saving Initiatives
While maintaining our dedication to customer service and on-time delivery, we are focused on reducing costs and improving productivity within the organization. Our initiatives have included implementing operational changes, consolidating our facility footprint, integrating our business into one operating segment, reducing headcount, and focusing our sales efforts on our proprietary brand offerings. We have executed on our previously announced restructuring plans to improve efficiency and reduce costs.
Government Regulation
For U.S. based operations, there is no national regulatory body providing oversight of our portfolio of products. A substantial number of our products in our grow media and nutrients product lines are subject to U.S. state specific registration requirements. Organic listed products are audited in the US by the California Department of Food and Agriculture and/or the Organic Materials Review Institute. Finished goods and ingredients labeled as pesticides are regulated by federal and state offices of the Environmental Protection Agency (the "EPA"). Canadian based operations and product lines are regulated under the Canadian Food Inspection Agency and some organic certified products are audited and attested to by EcoCert and/or the Organic Materials Review Institute. Our peat harvesting operations are regulated by provincial and municipal bodies, including Alberta Environment and Parks regulations.
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
Laws and regulations affecting the U.S. cannabis industry are continually changing, which could detrimentally affect our growth, revenues, results of operations and success generally. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require the end users of certain of our products or us to incur substantial costs associated with compliance or to alter our respective business plans. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations and financial condition.
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
Other laws that directly impact Cannabis Industry Participants include:
•Businesses trafficking in cannabis may not take tax deductions for costs beyond costs of goods sold under Internal Revenue Code Section 280E. There is no way to predict how the federal government may treat cannabis businesses from a taxation standpoint in the future, and no assurance can be given to what extent Internal Revenue Code Section 280E, or other tax-related laws and regulations, may be applied to cannabis businesses in the future. Though we are not directly affected by Internal Revenue Code Section 280E, as we are not a cannabis business, modifications or a repeal could provide a favorable impact to end users of our products.
•Because the manufacturing (cultivation), sale, possession and use of cannabis is illegal under federal law, cannabis businesses may have restricted intellectual property rights, particularly with respect to obtaining and enforcing patents and trademarks. Our inability to register, or maintain, our trademarks or file for or enforce patents on any of our inventions could materially affect our ability to protect our name, brand and proprietary technologies. In addition, cannabis businesses may face court action by third parties under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). Our intellectual property rights could be impaired as a result of our retailers’ and resellers’ involvement with cannabis business, and we could be named as a defendant in an action asserting a RICO violation.
•Similar to the risks relating to intellectual property rights, there is an argument that the federal bankruptcy courts cannot provide relief for parties who engage in the cannabis business. Recent bankruptcy rulings have denied bankruptcies for cannabis dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, due to our retailers’ and resellers’ involvement with cannabis businesses, we may not be able to seek the protection of the bankruptcy courts and this could materially affect our financial performance and/or our ability to obtain or maintain credit.
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
•On January 4, 2018, the DOJ under the Trump administration issued a memorandum (the "Sessions Memorandum"), which effectively rescinded the Cole Memorandum and directed federal prosecutors to enforce the CSA and to follow well-established principles when pursuing prosecutions related to cannabis activities. The DOJ under the Biden administration did not readopt the Cole Memorandum, but former President Biden indicated support for decriminalization of cannabis.
•On October 6, 2022, former President Biden issued an executive order pardoning all persons convicted of simple possession of cannabis under the CSA. In the same executive order, former President Biden also directed the Secretary of Health and Human Services ("HHS") and the Attorney General to initiate an administrative process to review the scheduling of cannabis under the CSA, and on August 29, 2023, the Department of HHS officially recommended that the Drug Enforcement Administration (the "DEA") reschedule cannabis from Schedule I to Schedule III, although the DEA is not obligated to follow this recommendation. On January 12, 2024, HHS publicly released its scientific review supporting the Schedule III recommendation. This 250-page document cites peer-reviewed studies and widespread medical use under state programs, providing a robust foundation for the proposed change and increasing transparency in the process.
•On December 2, 2022, former President Biden signed into law the Medical Marijuana and Cannabidiol Research Expansion Act, which streamlines and expands the process for researching the medical use of cannabis.
•On April 30, 2024, the DEA announced its intent to propose a rule to reschedule cannabis to Schedule III, following the Associated Press reporting the agency’s plans. This marked the DEA’s first public acknowledgment of moving away from its long-held stance that cannabis lacks therapeutic value. On May 16, 2024, the DOJ, led by former Attorney General Merrick Garland, submitted a Notice of Proposed Rulemaking ("NPRM") to the Federal Register. Published on May 21, 2024, the NPRM formally initiated the rulemaking process to transfer cannabis to Schedule III, opening a 60-day public comment period, which ended July 22, 2024. The DEA received over 42,000 comments, with strong public support for rescheduling. On August 28, 2024, the DEA scheduled a public hearing on the proposed rescheduling for December 2, 2024, to be held at DEA Headquarters in Arlington, Virginia. This notice, published in the Federal Register, allowed stakeholders and experts to participate, fulfilling the CSA’s requirement for a formal hearing process if requested. Requests to participate were due by September 30, 2024. The DEA held the preliminary hearing on the proposed rescheduling of cannabis on December 2, 2024.
Currently in the United States, 41 states and the District of Columbia, have adopted frameworks that authorize and regulate cannabis cultivation and sale for medical use, while 24 states and the District of Columbia legalized cannabis for medical and recreational use. It is estimated that over half of the United States population resides in a state where cannabis is currently legal for medical and recreational use.
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
The U.S. House of Representatives passed the Secure and Fair Enforcement ("SAFE") Act (the "SAFE Banking Act") numerous times. This bill was intended to protect banks and credit unions from federal prosecution for providing services to cannabis companies, thus allowing cannabis companies greater access to deposit accounts, insurance, and other financial institutions. However, the U.S. Senate has thus far failed to pass the SAFE Banking Act or other similar legislation. In September 2023, the Secure and Fair Enforcement Regulation Banking Act ("SAFER Banking Act") passed the U.S. Senate Banking Committee which expands on the financial institutions granted protection than those proposed to be covered by the SAFE Banking Act, provides uniform exam guidelines for cannabis banking institutions, among other changes. However, passage of the SAFER Banking Act in the U.S. Senate or U.S. House of Representatives remains uncertain.
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
On March 29, 2021, we and our subsidiaries (the "Subsidiary Obligors") entered into a senior secured revolving loan facility with JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent for the lenders, which was subsequently amended and currently provides for a maximum commitment amount of $35 million and terminates on June 30, 2026 (as amended, the "Revolving Credit Facility"). On October 25, 2021, we and the Subsidiary Obligors entered into a $125 million senior secured term loan facility with JPMorgan as administrative agent for the lenders, which was subsequently amended (the "Term Loan"). The Revolving Credit Facility and the Term Loan (collectively, the "Credit Facilities") each contain customary covenants, restrictions and defaults. The Credit Facilities prohibit us and the Subsidiary Obligors from selling our products, inventory or services directly to cannabis growers operating in any country that prohibits the sale and use of cannabis products other than in accordance with the applicable laws of such country. As a result, the Company does not sell our products, inventory or services directly to cannabis growers operating in any country that prohibits the sale and use of cannabis products other than in accordance with the applicable laws of such country. See "Risk Factors— Risks Relating to our Indebtedness" for further detail.
Intellectual Property
We own 15 issued U.S. design patents, 2 issued U.S. utility patents, 4 issued foreign patents and designs, 103 registered U.S. trademarks, and 128 registered foreign trademarks. Our 21 issued patents cover grow lighting and hydroponic systems and components. These issued patents and our registered trademarks allow us to build out our proprietary brand products. Our owned U.S. and foreign issued patents are expected to expire between 2025 and 2035.
Our ability to compete effectively depends in part on our rights to trademarks, patents and other intellectual property rights we own or license. We have not sought to register every one of our trademarks either in the United States or in every country in which such mark is used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property rights laws, we may not receive the same protection in other countries as we would in the United States with respect to the registered brand names and issued patents we hold. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe, misappropriate or otherwise violate their intellectual property. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources.
We may need to obtain licenses to patents and other intellectual property rights held by third parties to develop, manufacture and market our products, if, for example, we should wish to develop products that incorporate or otherwise include, third-party patented technology. If we are unable to timely obtain these licenses on commercially reasonable terms (or at all) and maintain these licenses, our ability to commercially market our products, may be inhibited or prevented.
In addition, because the manufacturing (cultivation), harvesting, processing, distribution, sale, possession and use of cannabis is illegal under U.S. federal law, companies that transact with cannabis businesses may have restricted intellectual property rights particularly with respect to obtaining and enforcing patents and trademarks. We do not believe these restrictions apply to our business. However, if we are restricted in our ability to register, or maintain, our trademarks or to file for or enforce patents on any of our inventions, such an inability could materially affect our ability to protect our name, brand and proprietary technologies. See "— Risks Relating to Our Intellectual Property" for more information on the risks associated with intellectual rights.
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
As of December 31, 2024, we had 286 total employees globally, of which 285 are full-time employees, as compared to 369 total employees as of December 31, 2023. Of our total employees, approximately 66% are located in the United States, and the remainder primarily in Canada. During 2024 and 2023, we reduced headcount and we may implement further reductions in the future to create operational efficiencies. Additionally, we use temporary workers as needed to provide flexibility for our business including for seasonal projects.
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investors.hydrofarm.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
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
Risks Relating to Our Business
•competitive industry pressures;
•expenses and risks associated with our restructuring activities;
•long-lived assets and inventories represent a significant portion of our total assets and we may be required to record impairments or write-downs in future periods;
•if we fail to manage our inventory effectively, our results of operations, financial condition and liquidity may be materially and adversely affected;
•the risk of damage to, loss of, or theft of our inventory;
•manufacturing risks;
•the risk that adverse weather may impact our peat harvest;
•the risk of product defects;
•our proprietary brand offerings expose us to various risks;
•our ability to keep pace with technological advances;
•the costs of potential tariffs or a global trade war;
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
Risks Relating to Third Parties
•if our suppliers sell directly into the retail market that we conduct our current or future business in, or our customers manufacture and sell competitive products, we may face increased competition;
•disruption in our global supply chain or vendor relationships may make sourcing more difficult;
•a significant interruption in the operation of our or our suppliers’ facilities could impact our capacity to produce products and service our customers, which could adversely affect revenues and earnings; and
•if our suppliers are unable to source raw materials or the prices of raw materials increase, this may adversely affect our results of operations.
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

Risks Relating to Other Regulations
•we may be restricted by certain state and other regulations pertaining to the use of certain ingredients in grow media and plant nutrients, including the use of pesticides; and
•we may be restricted by certain U.S., state and foreign laws regarding how we collect, store and process personal information.
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
In connection with our restructuring plans, we have implemented a number of restructuring initiatives designed to streamline our operations, reduce costs, and improve efficiencies during the industry recession. See "Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations – Market Conditions" below for more information regarding our restructuring plans. Restructuring actions typically result in charges and cash expenditures that may adversely affect financial results for one or more periods, and efforts to minimize or eliminate such expenditures may not be successful. Moreover, restructuring actions can create unanticipated consequences, such as instability or distraction among our workforce or among management.
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
Our consolidated balance sheet as of December 31, 2024 includes $249.0 million of intangible assets, net, $50.6 million of inventories, $37.5 million of property, plant, and equipment, net, and $42.9 million of operating lease right-of-use assets. During the years ended December 31, 2024 and 2023, we recorded significant allowances for obsolete inventory and restructuring charges associated with inventory write-downs.
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
We are exposed to manufacturing risks generally and there is no assurance that our manufacturing activities will not cause us to incur material unexpected costs or liabilities. Our manufacturing processes may experience problems including equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, power outages, terrorist activities, safety and certification issues, or disruptions in the operations of our suppliers which could result in product defects, product recalls, product liability claims and insufficient inventory or supply of product for our customers. For example, the nutrient and fertilizer manufacturing operations may expose us to handling potentially hazardous or explosive chemicals. We cannot eliminate the risk of accidental contamination or injury from such chemicals, and any accident caused by such chemicals could result in cleanup costs, diversion of management attention and potential liability, all of which could affect our reputation, business and results of operations. Any defects in the products we manufacture may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may be damaged. The failure of the products that we manufacture or of our manufacturing processes or facilities may subject us to regulatory enforcement, fines or penalties and, in some cases, require us to shut down, temporarily halt operations or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product or adversely affect product sales or our reputation. The storage, handling, production and disposal of materials in our manufacturing facilities may expose us to liability under environmental laws and regulations. Potentially significant expenditures could also be required to comply with evolving interpretations of existing environmental, health and safety laws and regulations or any new such laws and regulations (including laws and regulation related to global climate change and its impact) that may be adopted in the future. Costs associated with failure to comply with such laws and regulations could have an adverse effect on our business.
Our peat bogs are susceptible to sudden changes in weather and the impacts of climate change.
We maintain a peat moss harvesting operation in Alberta, Canada. Peat bogs rely on predictable weather; sun and wind are required to dry the top surface, and too much rain can cause compaction and impede the ability of vacuum harvesters to collect the peat. Peat must be harvested during a narrow window of three to six months during the summer/ fall, and if summer is late or especially wet, this can have an adverse impact on the year’s harvest. Conversely, if temperatures are too high, this can cause an increase in peat decomposition rates, and extended droughts can aggravate such decomposition. Any of these risks may be further exacerbated by climate change and the heightened risk of forest fires. If our peat bogs are damaged or our peat harvest is less than anticipated for one or more seasons, this could have an adverse impact on our business and results of operations.
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
We have invested in acquisition and development of our proprietary brand offerings. Although we believe that our proprietary brand products offer value to our customers and generally provide us with higher gross margins than comparable third-party branded products we sell, the expansion of our proprietary brand offerings also subjects us to certain specific risks in addition to those discussed elsewhere in this section, such as:
•potential mandatory or voluntary product recalls;
•supply chain disruptions;
•our ability to successfully obtain, maintain, protect and enforce our intellectual property rights (including defending against counterfeit, knock offs, grey-market, infringing or otherwise unauthorized goods); and
•our ability to successfully navigate and avoid claims related to the proprietary rights of third parties.
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
The United States has imposed tariffs on certain imports from China, including on lighting and environmental control equipment manufactured in China, as well as tariffs on steel and aluminum products produced in other countries. In addition, the United States announced tariffs on products from Canada and Mexico before pausing such tariffs prior to going into effect. If the U.S. administration imposes additional tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries the cost of our products manufactured in China and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations. Furthermore, tariffs on products imported into the United States from Canada, including relating to our peat business, could adversely affect the demand for these products. In addition, political tensions between and among the United States and China and certain other countries have escalated in recent years. Rising political tensions could reduce trade, investment and other economic activities between the two major economies. We cannot predict whether the countries in which our components and materials are sourced, or may be sourced in the future, will be subject to new or additional tariffs and trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, effect, or magnitude of any such restrictions and their overall impact on our business and our operating results. We also may be unable to quickly and effectively react to such actions to mitigate the impact to our business. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, and our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. There is current uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs and we cannot predict whether, and to what extent, U.S. trade policies will change in the future, including as a result of changes by the incoming U.S. presidential administration. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations.
Increased prices and inflation could negatively impact our margin performance and our financial results.
We are exposed to increased inflation, including rising and fluctuating prices for raw materials, parts and components, freight, packaging, labor, and energy, which impact the costs to manufacture and distribute our products, and we may be unable to pass these costs on to our customers. If inflation in these costs increases beyond our ability to control for them through measures such as implementing operating efficiencies, we may not be able to increase prices to sufficiently offset the effect of various cost increases without negatively impacting customer demand, thereby negatively impacting our margin performance and results of operations.
We occupy many of our facilities under long-term non-cancellable leases, and we may be unable to renew, sublease or terminate and exit our leases.
Many of our manufacturing facilities and distribution centers are located on leased premises subject to non-cancellable leases. Typically, our leases have initial terms ranging from three to twelve years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and non-cancellable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. In addition, we have executed sublease and/or third party logistics agreements at certain of our facilities. We may choose to sublease additional space, close certain operations and/or terminate lease agreements. We may remain liable for sublease obligations if the sublessee does not perform, or incur additional liabilities as a result of our third party logistics agreements. Our inability to sublease excess space, terminate a lease when we stop fully utilizing a facility or exit a market can have a significant adverse impact on our financial condition, operating results and cash flows.
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
•additional costs of tariffs;
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
•less robust protection of our intellectual property rights under foreign laws;
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
Additionally, approximately 14%, based on acreage, of our peat bog sites are currently deemed non-compliant by environmental and legal authorities, and at this time we are unable to operate or harvest at these sites. We have contracted with a third-party engineering company in order to regain compliance, but there is no guarantee that these efforts will be successful. Failure by the Company to regain compliance could have a material adverse effect on our business, financial conditions and results of operations.
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
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Further, there is an increasing number of federal and state-level anti-ESG initiatives in the United States that may conflict with other regulatory requirements or our various stakeholders' expectations. Increased ESG-related compliance costs for us as well as among our suppliers, vendors and various other parties within our supply chain could result in material increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price.
Climate change may impact the availability of our facilities, we may incur substantial costs to comply with climate change legislation and related regulatory initiatives, and weather conditions could adversely impact financial results.
Changing weather patterns and the increase in frequency of weather events such as forest fires, flooding, hurricanes and tornadoes could cause disruptions or the complete loss of our facilities. In addition, climate change concerns, and changes in the regulation of such concerns, including greenhouse gas emissions, could also subject us to additional costs and restrictions, including increased energy and raw materials costs which could negatively impact our financial condition and results of operations. The effects of climate change can have an adverse effect not only to our operations, but also that of our suppliers and customers, and can lead to increased regulations and changes in consumer preferences, which could also adversely affect our business, results of operations, and financial condition.
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
If we fail to maintain effective internal controls over financial reporting or fail to comply with other regulations, investors may lose confidence in the accuracy and completeness of our financial reporting, and the price of our common stock may be adversely affected.
As a public company, we incur significant legal, accounting, Sarbanes-Oxley compliance, insurance and other expenses that we would not incur as a private company. As a public company, we are required to file with the SEC annual and quarterly information and other reports pursuant to the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. We may not be successful in complying with these obligations and the significant commitment of resources required for complying with them could have a material adverse effect on our business, financial condition and results of operations.
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
We are required to establish and maintain appropriate internal controls over financial reporting. In the past, our management has identified weaknesses in our internal controls. Although our management believes such weaknesses have been remediated, our internal control over financial reporting may still or could in the future have weaknesses and conditions that could require correction or remediation and result in additional costs, the disclosure of which may have an adverse impact on the confidence of investors and the price of our common stock. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.
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
In addition, perceptions that the products we distribute and market are not safe could adversely affect us and contribute to the risk that we will be subjected to legal action. We distribute and market a variety of products, such as nutrients, and grow media. On occasion, allegations or news reports may be made that some of these products have failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that the products we distribute or market are not safe could impair our reputation, involve us in litigation, damage our brand names and have a material adverse effect on our business.
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
We rely on information technology systems in order to conduct business, including communicating with employees and our distribution centers, ordering and managing materials from suppliers, selling and shipping products to retail customers and analyzing and reporting results of operations, as well as for storing sensitive, personal and other confidential information. While we have taken steps to ensure the security of our information technology systems, our security measures or those of our third-party vendors may not be effective and our or our third-party vendors’ systems may nevertheless be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users. If our or our third-party vendors’ information technology systems are damaged or cease to be available or function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our customers and vendors could be significantly impaired, which may adversely impact our business. We may also have increased exposure to certain technology risks during integration of systems of acquired companies into our existing platform.
Additionally, the techniques used to obtain unauthorized, improper or illegal access to information technology resources are constantly evolving, may be difficult to detect quickly and often are not recognized until after they have been launched against a target. We may be unable to anticipate these techniques, react in a timely manner or implement adequate preventative or remedial measures. Any operational failure or breach of security from these increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our customers’ financial, product, and other confidential information, as well as personally identifiable information about our employees or customers, result in negative publicity and expensive and time-consuming regulatory or other legal proceedings, damage our relationships with our customers and have a material adverse effect on our business and reputation. In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from a security incident. Because we do not control our third-party vendors, or the processing of data by our third-party vendors, our ability to monitor our third-party vendors’ data security is limited and we cannot ensure the integrity or security of the measures they take to protect and prevent the loss of our or our consumers’ data. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our third-party vendors may adversely affect our business even if an attack or breach does not directly impact our systems.
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
From time to time, tax proposals are introduced or considered by the U.S. Congress or the legislative bodies in local, state and foreign jurisdictions that could also affect our tax rate, the carrying value of our deferred tax assets, or our tax liabilities. Our tax liabilities are also affected by the amounts we charge for inventory, services, licenses and funding. We are subject to ongoing tax audits in various jurisdictions. In connection with these audits (or future audits), tax authorities may disagree with our determinations and assess additional taxes. We regularly assess the likely outcomes of our audits in order to determine the appropriateness of our tax provision and financial statements. As a result, the ultimate resolution of our tax audits, changes in tax laws or tax rates, and the ability to utilize our deferred tax assets could materially affect our tax provision, net income and cash flows in future periods.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.
As of December 31, 2024, we had U.S. federal net operating loss ("NOL") carryforwards of approximately $183.8 million, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Our federal NOL carryforwards will begin to expire in 2037. See Note 13 - Income Taxes, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of the carryforward of our NOLs. As of December 31, 2024, we maintained a valuation allowance of approximately $75.3 million on the majority of our domestic and foreign net deferred tax assets.
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
We maintain a substantial amount of debt, and we may incur additional debt in the future to help fund our business. Our substantial indebtedness and interest expense could adversely affect our business and results of operations, including:
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
•impacting our cash flows, results of operations and financial condition as interest rates fluctuate, as our Credit Facilities incur interest at a floating rate;
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

The existing Credit Facilities (as discussed in more detail in "Item 7. Management’s Discussion And Analysis of Financial Condition and Results of Operations – the Revolving Credit Facility and Term Loan") contain, and any documents governing our or our subsidiaries’ future indebtedness may contain, numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. Such restrictive covenants include restrictions on, among others, our and our subsidiaries’ ability to: (1) incur additional indebtedness; (2) create or suffer to exist any liens upon any of our or our subsidiaries’ property; (3) pay dividends and other distributions or enter into agreements restricting our subsidiaries’ ability to pay dividends; (4) make investments; (5) make certain loans; (6) dispose of assets; (7) merge, amalgamate, combine or consolidate; (8) engage in certain transactions with stockholders or affiliates; (9) amend or otherwise alter the terms of our or our subsidiaries’ indebtedness; and (10) alter the business that we currently conduct. The existing Credit Facilities also require us, and any documents governing our and our subsidiaries’ future indebtedness may require, to meet certain financial ratios and tests in order to enter into certain transactions, incur additional indebtedness, pay dividends and other actions. In addition, if we become subject to the financial ratios and tests that are specified in the Revolving Credit Facility, noncompliance with such ratios and tests would be an event of default.
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
These compliance requirements may require that we be more selective than our competitors when selecting to whom we sell our products, and in certain situations, may afford our competitors a competitive advantage if we are not able to sell our products to a certain customer, and may negatively impact our marketing efforts, sales and reputation in the market. Moreover, the breach of any of these compliance requirements may result in the occurrence of an event of default under each of the Revolving Credit Facility and the Term Loan, which would entitle JPMorgan, as administrative agent on behalf of the lenders party to such agreements, to terminate the commitments thereunder and declare all loans then outstanding to be due and payable. The foregoing events would have a material adverse effect on our business, results of operations and financial condition.
Substantially all of our and our Subsidiary Obligors’ assets are pledged to secure obligations under the Credit Facilities.
We and our Subsidiary Obligors have granted a continuing security interest in substantially all of our assets to JPMorgan. If we or the Subsidiary Obligors default on any of our obligations under such agreements, JPMorgan will be entitled to exercise remedies available to them resulting from such default, including increasing the applicable interest rate on all amounts outstanding to the stated default rate, declaring all amounts due thereunder immediately due and payable, assuming possession of the secured assets, and exercising all other rights and remedies of a secured party under the Uniform Commercial Code, as applicable then in the United States, or the Personal Property Security Act, as applicable then in Canada. Our ability to conduct our business may be materially harmed as a result of the exercise of any remedies, in the event that such remedies are exercisable, by JPMorgan.
Risks Relating to Third Parties
Disruptions in the availability or increases in the prices of raw materials sourced by suppliers could adversely affect our results of operations.
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
If our suppliers that currently, or will in the future, sell directly to the retail market in which we conduct our current or future business, or if our customers that currently, or will in the future, manufacture and sell competitive products, our ability to sell certain products could be harmed.
Distributed brand suppliers may sell through us in order to access our customers across the United States and Canada. Based on our knowledge and communication with our suppliers, we believe some of our suppliers sell directly to the retail market. If these suppliers were to cease working with us, or proceed to enhance their direct-to-customer efforts, our product offerings, reputation, operation and business could be materially adversely affected. Certain of our customers may also begin, or enhance, their manufacturing of goods that compete with our product offerings, potentially reducing demand of our products. As our suppliers and customers more directly compete in our market, we could experience a decrease in market share and operations.
Disruption in our global supply chain or vendor relationships may negatively impact our businesses.
The products we sell are sourced from a variety of domestic and international vendors, and any disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our businesses. The loss or disruption of such supply arrangements for any reason, including for issues such as health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting, vandalism or acts of war or terrorism, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business operations, financial condition and results of operations. If we are unable to maintain supplier arrangements and relationships, if we are unable to contract with suppliers at the quantity and quality levels needed for our business, or if any of our key suppliers becomes insolvent or experience other financial distress, we could experience disruptions in production, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Other laws that directly impact Cannabis Industry Participants include:
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
•Because the manufacturing (cultivation), sale, possession and use of cannabis is illegal under federal law, cannabis businesses may have restricted intellectual property rights, particularly with respect to obtaining and enforcing patents and trademarks. In addition, cannabis businesses may face court action by third parties under RICO. Intellectual property rights could be impaired as a result of cannabis business, and cannabis businesses could be named as a defendant in an action asserting a RICO violation.
•Federal bankruptcy courts cannot provide relief for parties who engage in cannabis businesses. Recent bankruptcy rulings have denied bankruptcies for cannabis dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute cannabis assets as such action would violate the CSA. Therefore, cannabis businesses may not be able to seek the protection of the bankruptcy courts and this could materially affect their financial performance and/or their ability to obtain or maintain credit.
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
Any presidential administration, current or future, could change federal enforcement policy or execution and decide to enforce the federal cannabis laws more strongly. Recent administrations have disagreed on how strongly to enforce federal cannabis laws. For example, on August 29, 2013, the DOJ under the Obama administration issued the Cole Memorandum, characterizing strict enforcement as an inefficient use of federal investigative and prosecutorial resources. The Cole Memorandum provided guidance to all federal prosecutors indicating that federal enforcement of the CSA against cannabis-related conduct should be focused on specific priorities, including cannabis distribution to minors, violence in connection with cannabis distribution, cannabis cultivation on federal property, and collection of cannabis-derived revenue by criminal enterprises, gangs and cartels. On January 4, 2018, the DOJ under the Trump administration issued the Sessions Memorandum, which effectively rescinded the Cole Memorandum and directed federal prosecutors to enforce the CSA and to follow well-established principles when pursuing prosecutions related to cannabis activities. The DOJ under the Biden administration did not readopt the Cole Memorandum, but former President Biden indicated support for decriminalization of cannabis. On October 6, 2022, former President Biden issued an executive order pardoning all persons convicted of simple possession of cannabis under the CSA. In the same executive order, former President Biden also directed the Secretary of HHS and the Attorney General to initiate an administrative process to review the scheduling of cannabis under the CSA, and on August 29, 2023, the Department of HHS officially recommended that the DEA reschedule cannabis from Schedule I to Schedule III, although the DEA is not obligated to follow this recommendation. Further, on December 2, 2022, former President Biden signed into law the Medical Marijuana and Cannabidiol Research Expansion Act, which streamlines and expands the process for researching the medical use of cannabis. On May 16, 2024, the DOJ announced that the Attorney General submitted a notice of proposed rulemaking process for rescheduling cannabis. The DEA held a preliminary hearing on the proposed rescheduling of cannabis on December 2, 2024. We cannot predict how the current administration or future administrations will enforce the CSA or other laws against cannabis activities. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. The legal uncertainty and possible future changes in law could negatively affect our growth, revenues, results of operations and success generally.
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
Laws and regulations affecting the U.S. cannabis industry are continually changing, which could detrimentally affect our growth, revenues, results of operations and success generally. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require the end users of certain of our products or us to incur substantial costs associated with compliance or to alter our respective business plans. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations and financial condition.
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
The public’s perception of cannabis may significantly impact the cannabis industry’s success. Both the medical and adult use of cannabis are controversial topics, and there is no guarantee that future scientific research, publicity, regulations, medical opinion, and public opinion relating to cannabis will be favorable. The cannabis industry is constantly evolving with no guarantee of viability. The market for medical and adult use of cannabis is uncertain, and any adverse or negative publicity, scientific research, limiting regulations, medical opinion and public opinion (whether or not accurate or with merit) relating to the consumption of cannabis, whether in the United States or internationally, may have a material adverse effect on our operational results, consumer base, and financial results. Among other things, such a shift in public opinion could cause state jurisdictions to abandon initiatives or proposals to legalize medical or adult use cannabis or adopt new laws or regulations restricting or prohibiting the medical or adult use of cannabis where it is now legal, thereby limiting the business of Cannabis Industry Participants.
Subsequently, demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop. We cannot predict the nature of such developments or the effect, if any, that such developments could have on our business.
Our indirect involvement in the cannabis industry could affect the public’s perception of us and be detrimental to our reputation.
Damage to our reputation can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether true or not. Cannabis has often been associated with various other narcotics, violence and criminal activities, the risk of which is that our retailers and resellers that transact with cannabis businesses might attract negative publicity. There is also risk that the action(s) of other participants, companies and service providers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased use of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views with regard to the cannabis industry in general, cannabis companies and their activities, whether true or not. We do not have control over how the cannabis industry is perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our business strategy and realize our growth prospects, thereby having a material adverse impact on our business.
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
Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the BSA, as amended by the USA PATRIOT Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. In February 2014, the FinCEN Memo was issued providing guidance to banks seeking to provide services to cannabis businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis businesses without risking federal prosecution for violation of U.S. federal money laundering laws and outlines extensive due diligence and reporting requirements. On June 29, 2020, FinCEN issued additional guidance for financial institutions conducting due diligence and filing suspicious activity reports in connection with hemp-related business customers. While these guidelines clarify that financial institutions are not required to file suspicious activity reports solely based on a customer’s hemp-related business operations that comply with applicable state law and regulations, these requirements can still present challenges for certain end users of our products in establishing and maintaining banking relationships, and restrictions on cannabis-related banking activities remain. The U.S. House of Representatives has passed the SAFE Banking Act numerous times, and, if enacted, this bill would protect banks and credit unions from federal prosecution for providing services to cannabis companies. However, the Senate has thus far failed to pass the SAFE Banking Act or other similar legislation. Compliance with applicable state laws regarding cannabis activities does not protect from federal prosecution or other enforcement action, such as seizure or forfeiture remedies, nor does it provide any defense to such prosecution or action. Cannabis-related activities conducted in or related to conduct in multiple states may potentially face a higher level of scrutiny from federal authorities. Changes to current DOJ or Treasury Department policies or current state laws or regulations might adversely affect the legal risks under federal anti-money laundering laws posed by the acceptance directly by our distributors or indirectly by us of proceeds of our end users’ cannabis growing activities.
Risks Relating to Other Regulations
Certain state and other regulations pertaining to the use of certain ingredients in grow media and plant nutrients could adversely impact us by restricting our ability to sell such products.
One of our leading product lines is grow media and nutrients products. This product line includes certain products, such as organic soils and nutrients that contain ingredients that require product registrations with certain regulators. The use and disposal of these products in some jurisdictions are subject to regulation by various agencies. A decision by a regulatory agency to significantly restrict the use of such products that have traditionally been used in the cultivation of our products could have an adverse impact on us or those companies providing us with such regulated products, and as a result, limit our ability to sell these products.
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
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may become more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act ("CCPA"), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act ("CPRA"). The CPRA came into effect on January 1, 2023, and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. In total, twenty states have enacted comprehensive data privacy laws similar to the CCPA, with several additional state privacy laws planned to take effect in 2025. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject to if it is enacted.
Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the European Union ("EU") General Data Protection Regulation ("GDPR"), which became effective in May 2018, greatly increased the jurisdictional reach of the

European Commission's laws and added a broad array of requirements for handling personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area or the United Kingdom, security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater.
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
International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways in light of the ingredients that are used in products included in our grow media and nutrients product line. In the United States, products containing pesticides generally must be registered with the EPA, and similar state agencies before they can be sold. The failure by one of our partners to obtain or the cancellation of any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our businesses, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we may produce or distribute are either granted a license by the EPA or exempt from such a license and may be evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we distribute will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect on our business of any future evaluations, if any, conducted by the EPA.
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
Our ability to compete effectively depends in part on our rights to trademarks, patents and other intellectual property rights we own or license. We have not sought to register every one of our trademarks either in the United States or in every country in which such mark is used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property rights laws, we may not receive the same protection in other countries as we would in the United States with respect to the registered brand names and issued patents we hold. If we are unable to obtain, maintain, protect and enforce our intellectual property rights, including our information and/or brand names, we could suffer a material adverse effect on our business, financial condition and results of operations.
The steps we take to obtain, maintain, protect and enforce our intellectual property rights may be deemed inadequate and despite our efforts to protect these rights, unauthorized third parties, including our competitors, may duplicate, reverse engineer, access, obtain, use or copy the proprietary aspects of our technology, processes, products or services without our permission. In addition, we cannot guarantee that we have entered into confidentiality agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets. Moreover, our contractual arrangements may be breached or otherwise not effectively prevent disclosure of, or control access to, our intellectual property and confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure. If we are unable to obtain, maintain, protect or enforce our intellectual property rights, including our proprietary information and/or brand names, we could suffer a material adverse effect on our business, financial condition and results of operations.
Litigation may be necessary to enforce our owned or in-licensed intellectual property rights and protect our proprietary information against claims by third parties that our products or services infringe, misappropriate or otherwise violate their intellectual property rights. Any litigation or claims brought by us could result in substantial costs and diversion of our resources and may not be successful, even when our rights have been infringed, misappropriated or otherwise violated. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property rights. Additionally, the mechanisms for enforcement of intellectual property rights in foreign jurisdictions may be inadequate.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance or annuity fees on any issued patents are due to be paid to the U.S Patent and Trademark Office ("USPTO"), and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payments and other similar provisions during the patent application process. While an inadvertent or unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products, our competitors might be able to enter the market, which would have a material adverse effect on our business. Additionally, patents have a limited lifespan. Even if patents covering our products or services are obtained, once the patent life has expired, we may be open to competition from competitive products or services. If one of our products requires extended development, testing and/or regulatory review, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
From time to time, we may need to rely on licenses to proprietary technologies, which may be difficult or expensive to obtain or we may lose certain licenses which may be difficult to replace, harming our competitive position.
We may need to obtain licenses to patents and other intellectual property rights held by third parties to develop, manufacture and market our products, if, for example, we sought to develop our products, in conjunction with any patented technology. If we are unable to timely obtain these licenses on commercially reasonable terms (or at all) and maintain these licenses, our ability to commercially market our products, may be inhibited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In spite of our best efforts, our potential licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products, services and technology covered by these license agreements. If these future in-licenses are terminated, or if the underlying patents in these future licenses fail to provide the intended exclusivity, competitors may have the freedom to market products identical to ours and we may be required to cease using or commercializing our products, services and technology covered by such patents.
Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.
Our success depends upon our ability to develop, manufacture, market and sell our products, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings and various other post-grant proceedings before the USPTO and/or non-U.S. opposition proceedings. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. A successful claim of trademark, patent or other intellectual property right infringement, misappropriation or other violation against us, or any other successful challenge to the use of our intellectual property rights, could subject us to damages or prevent us from providing certain products or services, or using certain of our recognized brand names, which could have a material adverse effect on our business, financial condition and results of operations. As a result of any such infringement claims, or other intellectual property claims, regardless of merit, or to avoid potential claims, we may choose or be compelled to seek intellectual property licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees, royalties, minimum royalties and/or milestone payments and the rights granted to us could be nonexclusive, which would mean that our competitors may be able to obtain licenses to the same intellectual property. Ultimately, we could be prevented from commercializing a product and/or technology or be forced to cease some aspect of our business operations if, as a result of actual or threatened infringement or other intellectual property claims, we are unable to enter into licenses of the relevant intellectual property on acceptable terms. Further, if we attempt to modify a product and/or technology or to develop alternative methods or products in response to infringement or other intellectual property claims or to avoid potential claims, we could incur substantial costs, encounter delays in product introductions or interruptions in sales.
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
We regard our owned and in-licensed trademarks, trade names and service marks as having significant value and as an important factor in the success of our business. The registered or unregistered trademarks, trade names and service marks that we own or in-license from third parties may be challenged, infringed, circumvented, declared generic or determined to be infringing on or dilutive of other marks. Additionally, at times, competitors may adopt trademarks, trade names or service marks similar to the ones we own or in-license, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark, trade name or service mark infringement claims brought against us or our licensors by owners of other trademarks, trade names and service marks. Over the long term, if we are unable to establish name recognition based on our owned and in-licensed trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may also license our trademarks, trade names and service marks out to third parties, such as our distributors. Though these license agreements may provide guidelines for how our trademarks, trade names and service marks may be used, a breach of these agreements or misuse of our trademarks, trade names and service marks by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our intellectual property rights related to trademarks, trade names and service marks may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.
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
Provisions in our corporate charter documents and under Delaware General Corporation Law ("DGCL") might discourage, delay or prevent a change in control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock. Furthermore, we have the authority to issue up to 50,000,000 shares of our preferred stock without further stockholder approval, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a "poison pill" to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve. In addition, our Certificate of Incorporation and amended and restated bylaws (the "Bylaws") contain provisions that may make the acquisition of our company more difficult, including the following:
•our authorized but unissued and unreserved common stock and preferred stock could make more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise;
•our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
•stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter, except in certain circumstances;
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
The Credit Facilities prohibit us from undergoing a change of control. Any takeover attempt could be delayed, or prevented, if an amendment or waiver is not provided by the respective lenders. See "Risks Relating to Our Indebtedness". Moreover, certain provisions of our Certificate of Incorporation and Bylaws and provisions of DGCL could delay or prevent a change of control or may impede the ability of the holders of our common stock to change our management. In particular, our Certificate of Incorporation and Bylaws, among other things will regulate how stockholders may present proposals or nominate directors for election at stockholders’ meetings and authorize our board of directors to issue preferred stock in one or more series, without stockholder approval. See "Description of Capital Stock — Anti-Takeover Provisions" which is attached to this Annual Report on Form 10-K as Exhibit 4.2.
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
We may not meet continued listing requirements, our common stock may be delisted from the Nasdaq Capital Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.
On March 14, 2024, we received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock for the 30 consecutive business days prior to the date of the Notification Letter, we did not meet the minimum closing bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to September 10, 2024.
On August 9, 2024, we submitted a request to Nasdaq for a 180-day extension to regain compliance with the Minimum Bid Price Requirement. We indicated to Nasdaq that we met the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provided notice of our intention to cure the deficiency during the extended compliance period by effecting a reverse stock split, if necessary. On June 6, 2024, our stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our issued and outstanding common stock at a ratio between 1-for-1.1 and 1-for-25, with the decision of whether to implement such split being subject to the discretion of the board of directors.
On September 12, 2024, Nasdaq notified us that it had approved our application to transfer our listing from Nasdaq’s Global Select Market tier to the Capital Market tier. This transfer was effective at the opening of business on Friday, September 13, 2024. Nasdaq also approved an additional 180-day extension to March 10, 2025 to regain compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A).
On February 6, 2025, the board of directors approved a ratio of 1-for-10 for the Reverse Stock Split and on February 12, 2025, we filed the Charter Amendment, with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Common Stock, effective February 12, 2025 at the Effective Time and our shares of Common Stock began trading on a split-adjusted basis on Nasdaq at the commencement of trading on February 13, 2025, under our existing trading symbol “HYFM”. On February 27, 2025, we regained compliance with the applicable continued listing requirements for Nasdaq Capital Market. There can be no assurance that we will be able to maintain compliance with the Minimum Bid Requirements or otherwise be in compliance with other Nasdaq listing criteria.
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
Our Certificate of Incorporation and our Bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our Certificate of Incorporation or our Bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Notwithstanding the foregoing, the exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act, Securities Act of 1933, as amended (the "Securities Act"), or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation and our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations.
General Risk Factors
If we are unable to retain key personnel, we may not be able to implement our business plan and our business may fail; our headcount reductions may cause undesirable consequences.
If we are unable to retain key personnel, our business may be materially adversely affected. We reduced headcount in 2024 and 2023, and may implement further reductions in the future to create operational efficiencies. This workforce reduction may yield unintended consequences, such as attrition beyond our intended reductions and reduced employee morale, which may cause our employees who were not affected by the headcount reductions to seek alternate employment. We cannot provide assurance that we will not undertake additional workforce reductions or that we will be able to realize cost savings and other anticipated benefits from our previous or any future workforce reduction plans. In addition, this may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities and to execute on our business plans. In light of recent inflation, we may be required to increase the compensation we offer to current and prospective employees in order to compete for talent, and any wage increases may make it more difficult for us maintain general operating expenses at desired levels.
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

Our equity incentive plans may have a dilutive effect on your percentage ownership and may result in a dilution of your voting power and an increase in the number of shares of common stock eligible for future resale in the public market, which may negatively impact the trading price of our shares of common stock.
Our equity incentive plans, including the vesting of restricted stock units and performance stock units, and the exercise of some or all of our outstanding options could result in significant dilution in the percentage ownership interest of existing investors and in the percentage ownership interest of our existing common stockholders and in a significant dilution of voting rights and earnings per share. In addition to the dilutive effects described above, the vesting or exercise of those securities would lead to an increase in the number of shares of common stock eligible for resale in the public market. Sales of substantial numbers of such shares of common stock in the public market could adversely affect the market price of our shares of common stock. Substantial dilution and/or a substantial increase in the number of shares of common stock available for future resale may negatively impact the trading price of our shares of common stock.
Our security holders may be diluted by future issuances of securities by us.
In the future, we may issue our authorized but previously unissued equity securities, including additional shares of capital stock or securities convertible into or exchangeable for our common stock. Such issuance of additional securities would dilute the ownership stake in us held by our existing stockholders and could adversely affect the value of our securities.
We may also issue additional shares of our common stock, warrants or other securities that are convertible into or exercisable for the purchase of shares of our common stock in connection with hiring and/or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities, for any reason including those stated above, may have a negative impact on the market price of our common stock. There can be no assurance that the issuance of any additional shares of common stock, warrants or other convertible securities may not be at a price (or exercise prices) below the price a stockholder paid for its shares of our common stock.
Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.
As a Delaware corporation, we are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in countries in which we conduct our business. If we are not successful in implementing and maintaining adequate preventative measures, we may be responsible for the acts of our employees or other agents engaging in such conduct. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations
Delaware law contains anti-takeover provisions that could deter takeover attempts that could be beneficial to our stockholders.
Provisions of Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Section 203 of the DGCL may make the acquisition of our company and the removal of incumbent officers and directors more difficult by prohibiting stockholders holding 15% or more of our outstanding voting stock from acquiring us, without the consent of our board of directors, for at least three years from the date they first hold 15% or more of the voting stock.
Item 1B.     UNRESOLVED STAFF COMMENTS
None.
Item 1C.     CYBERSECURITY
Cybersecurity Risk Management and Strategy
Cybersecurity risks are critical to our business and our process for identifying and managing material risks from cybersecurity threats have been integrated into our overall risk management system and processes. We rely on complex information technology systems and networks to conduct business, including communicating with employees and our distribution centers, ordering and managing materials from suppliers, selling and shipping products and analyzing and reporting results of operations, as well as for storing sensitive, personal and other confidential information. While we employ resources to monitor and protect our technology infrastructure and sensitive information, these security measures or those of our third-party vendors may not prevent all attempted data security breaches or cyber-attacks. If our or our third-party vendors’ information technology systems are damaged or cease to be available or function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our customers could be significantly impaired, which may adversely impact our business. Our acquisition strategy may also result in exposure to certain technology risks during integration of systems of acquired companies to our existing platform.
Addressing cybersecurity risks requires ongoing monitoring and vigilance, and the Company is making enhancements to its cybersecurity policies, procedures and practices to safeguard sensitive information as well as information from our partners, customers and employees. We employ a risk-based strategy, aligned with the National Institute of Standards and Technology Cybersecurity framework, focused on safeguarding critical assets by implementing controls around access, data, and infrastructure security to protect the confidentiality, integrity, and availability of our data. Maturation and refinement of the Company's cybersecurity risk management strategy and related procedures is a continuous activity to ensure appropriate identification, assessment, and response to risks from cybersecurity threats that may adversely impact our operations. Our employee training and awareness programs are in place to improve cybersecurity awareness throughout the organization and we are committed to educating our employees on best practices for data protection, phishing awareness, and incident response. We also engage with third-party cybersecurity assessors, consultants, and auditors that provide independent assessments of our systems and processes, as well as those of certain third-party service providers, contributing to our efforts to strengthen our cybersecurity posture and enhance our defenses.
On January 31, 2022, certain computer systems related to the Aurora acquisition that had not yet been integrated into our main systems were the victim of a cybersecurity attack. We immediately took steps to isolate those systems and implemented measures to prevent the spread of the attack, including taking systems offline in an abundance of caution. Together with an outside cybersecurity forensics firm, we investigated the attack to determine its nature, scope, duration, and impacts, as well as our vulnerability to another such attack and whether there was any exfiltration or misappropriation of data. There was no evidence that the attack extended beyond the Aurora acquisition’s systems, and it was determined that no critical data was accessed. We have subsequently integrated the acquisition’s systems with our main systems, which we completed in 2024.
As of December 31, 2024, we are not aware of any cybersecurity incidents or identified risks from cybersecurity threats that have materially affected, or are reasonably likely to affect, our business strategy, results of operations or financial condition. There is no guarantee that cybersecurity incidents or risks from cybersecurity incidents may not be material in the future. We maintain cyber insurance coverage to supplement our cybersecurity program given the complex and evolving nature of global cyber threats; however, the insurance may not be sufficient to cover all losses from any breaches of our systems and does not extend to reputational damage or costs incurred to improve or strengthen systems against future threats or activity. Given the increasing sophisticated threats, a disruption from a cybersecurity incident is possible to occur and we are actively taking actions to minimize the likelihood and impact of such incidents. In the event of such an incident, our information security team is continuously engaged to investigate and respond, including isolating systems, performing forensics, containing and eradicating malicious activity, and recovering systems in-line with business expectations and operations.
Cybersecurity Governance
Our board of directors oversees the cybersecurity risk management program and is regularly informed of cybersecurity risks through periodic updates provided by the Director of Information Technology ("IT") and Information Security team, to address our cybersecurity processes and risk mitigation efforts. Certain members of the board of directors have cybersecurity risk certification credentials and experience with, and exposure to, cyber risk oversight. The periodic updates provided by the Director of IT and Information Security team to the board of directors generally encompass emerging cyber threats, the Company’s security posture changes, significant cybersecurity incidents, progress of risk mitigation efforts, and cybersecurity strategies and investments. The frequency of these updates allows for timely decision-making and ensures that our board of directors is fully informed of our cybersecurity risks.
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

Location	Square Footage	Owned or Leased
Distribution Centers:
Fairfield, CA, U.S.	175,000	Leased[1]
Fontana, CA, U.S.	147,000	Leased[1]
Gresham, OR, U.S.	98,000	Leased[1]
Denver, CO, U.S.	87,000	Leased
Shoemakersville, PA, U.S.	303,000	Leased[1]
New Hudson, MI, U.S.	126,000	Leased[1]
Surrey, BC, Canada	136,000	Leased[1]
Cambridge, ON, Canada	53,000	Leased[2]
Zaragoza, Spain	20,000	Owned
Manufacturing Facilities:
Arcata, CA, U.S.	76,000	Leased
Eugene, OR, U.S.	242,000	Leased[3]
Edmonton, AB, Canada	26,000	Leased
1 We maintain operations and have one or more operating subleases or third-party logistics agreements at this location.
2 We have subleased this property in its entirety to a tenant that provides us third-party logistics service on-site, allowing us to continue shipping our products from this location.
3 In January 2023, we entered into a sale-leaseback transaction. Refer to Part II, Item 8, Financial Statements, Note 7 – Leases for additional information about the sale and leaseback transaction at the Eugene, OR location.
In addition we own approximately 120 acres of land, including a 21,000 square foot building, in Goshen, NY, a majority of which is suitable for future industrial/commercial development located adjacent to our building. We ceased operations at this facility during the second quarter of 2024.
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

PART II
Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on The Nasdaq Global Select Market under the symbol "HYFM" on December 10, 2020. Prior to that date, there was no public trading market for our common stock. On February 12, 2025, the Company effected a one-for-ten reverse stock split of its common stock, whereby each lot of ten shares of common stock issued and outstanding immediately prior to the reverse stock split was converted into and became one share of common stock. In lieu of issuing any fractional shares, any stockholder entitled to receive less than one share of common stock received cash for such stockholder’s fractional share. There is no change to the par value of $0.0001. All share and per share numbers in this Annual Report on Form 10-K have been adjusted to give retroactive effect to the reverse stock split.
Holders of our Common Stock
As of February 27, 2025, there were approximately 80 stockholders of record of our common stock. The number of stockholders of record does not include beneficial owners of our securities whose shares are held in the name of various security brokers, dealers and registered clearing agencies.
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
Company Overview
We are a leading independent manufacturer and distributor of branded hydroponics equipment and supplies for controlled environment agriculture ("CEA"), including grow lights, climate control solutions, grow media and nutrients, as well as a broad portfolio of innovative, proprietary branded products. We primarily serve the U.S. and Canadian markets, and believe we are one of the leading companies in these markets in an otherwise fragmented industry. For over 40 years, we have helped growers make growing easier and more productive. Our mission is to empower growers, farmers and cultivators with products that enable greater quality, efficiency, consistency, and speed in their grow projects.
Hydroponics is the farming of plants using soilless grow media and often artificial lighting in a controlled indoor or greenhouse environment. Hydroponics is the primary category of CEA and we use the terms CEA and hydroponics interchangeably. Our products are used to grow, farm, and cultivate cannabis, flowers, fruits, plants, vegetables, grains, and herbs in controlled environment settings that allow end users to control key farming variables including temperature, humidity, CO2, light intensity spectrum, nutrient concentration and pH. Through CEA, growers are able to be more efficient with physical space, water and resources, while enjoying year-round and more rapid grow cycles as well as more predictable and abundant grow yields, when compared to other traditional growing methods.
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
Market Conditions
We have experienced adverse financial results which we believe is primarily a result of an agricultural oversupply impacting our market and resulting in a decrease in indoor and outdoor cultivation. The extent these market conditions will continue to negatively impact our business and results of operations is uncertain and difficult to predict at this time. We believe COVID-19 may have provided a positive demand impact for the Company in 2020 and 2021 from shelter-in-place orders in the United States, a possible negative supply chain impact from workforce disruption at international and domestic suppliers, and a possible negative growth rate impact in the periods since due to agricultural oversupply initiated during the height of COVID-related shelter-in-place orders in 2020 and 2021.
In 2022, we undertook the following major initiatives in connection with the first phase of our previously disclosed restructuring plan (the "Restructuring Plan"): (i) narrowing our product and brand portfolio, including removing approximately one-third of all products and one-fifth of all brands relating to our primary product portfolio, which excluded our garden center business in Canada, and (ii) relocating and consolidating certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach, focusing commercial sales on competencies and product assortment from our 2021 acquisitions. Total costs incurred relating to this first phase of the Restructuring Plan from its commencement in 2022 to its completion in 2023, were (i) $6.4 million relating primarily to inventory markdowns, and (ii) $3.4 million relating primarily to the relocation and termination of certain facilities in Canada.
As a result of the continued adverse market conditions, in the third quarter of 2023 we began a second phase of the Restructuring Plan which included U.S. manufacturing facility consolidations, in particular with respect to our production of certain durable equipment products. In 2023, we recorded $9.2 million of restructuring charges for the second phase. These charges primarily related to estimated non-cash raw material inventory write-downs as we reduced our capacity and facility space, given the change in customer demand for these products. These restructuring charges were primarily recorded within cost of goods sold on the consolidated statements of operations.
In 2024, we evaluated alternatives to maximize the recovery value of our assets and the cost structure associated with manufacturing our Innovative Growers Equipment ("IGE") branded durable equipment products. In the second quarter of 2024, we entered into an agreement (the "Purchase Agreement") with CM Fabrication, LLC (the "Buyer") to sell the inventories, and property, plant and equipment associated with our IGE branded products for approximately $8.7 million (the "Asset Sale"), while retaining our proprietary brand and customer relationships. In connection with the Asset Sale, we entered into an exclusive supply agreement with the Buyer, pursuant to which the Buyer provides contract manufacturing and we continue to sell our proprietary branded durable products, which include horticulture benches, racking and LED lighting systems. As a result of the Asset Sale and new contract manufacturing arrangement, we expect improved profitability on future IGE branded product sales from an anticipated decrease in fixed costs at current sales volumes. The Asset Sale closed on May 31, 2024 and we sold or disposed of approximately $11.6 million of inventories, $3.7 million of property, plant and equipment, and technology intangible assets of $2.6 million. In connection with the Asset Sale, we terminated and paid-off the facility operating lease for $1.3 million and certain equipment finance leases for $0.7 million. We recorded a loss on asset disposition of approximately $11.5 million on the consolidated statements of operations for the year ended December 31, 2024.
During the year ended December 31, 2024, we executed further restructuring actions, including consolidation of other U.S. manufacturing facilities, and outsourcing certain distribution center locations to reduce costs and further consolidate our facility footprint. These actions resulted in restructuring charges of $2.2 million during 2024, including termination and disposal costs associated with inventory, facilities and headcount reductions. After completion of the Asset Sale and the aforementioned restructuring actions, we have now consolidated our manufacturing operations into two U.S. locations and our peat moss harvesting and processing operation in Canada. In addition, we reorganized and integrated our business activities into one operating segment in the fourth quarter of 2024. The second phase of our Restructuring Plan is substantially complete as of December 31, 2024. Given the current market conditions, we may initiate additional phases to our Restructuring Plan to further consolidate our operations and realize cost savings. We also continue to evaluate opportunities to sell excess owned land to supplement our cash position. We may incur additional charges associated with these potential actions. We anticipate the second phase of our Restructuring Plan and the related actions described above may result in annual cost savings of over $2.0 million.
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
Filing Status
We qualify as a smaller reporting company in accordance with Rule 12b-2 under the Exchange Act, and have elected to follow certain of the scaled back disclosure accommodations within this Annual Report on Form 10-K. As a result, our annual assessment of the effectiveness of our internal control over financial reporting does not require an audit by our external audit firm in compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for this Annual Report on Form 10-K for the year ended December 31, 2024.
Components of Results of Operations
Net sales
We generate net sales from the manufacturing and distribution of hydroponic equipment and supplies to our customers. The hydroponic equipment and supplies that we sell include consumable products, such as grow media, nutrients and supplies that are subject to regular replenishment and durable products, such as lighting and equipment. Our scale allows us to provide delivery and service capabilities to our customers primarily in the U.S. and Canada.
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

Cost of goods sold
Cost of goods sold consists primarily of material costs, inbound and outbound freight costs, labor costs primarily for manufacturing and warehouse personnel, facility costs for manufacturing operations, depreciation, depletion and amortization of manufacturing and warehouse improvements and equipment, restructuring costs, and inventory allowances. We expect that our cost of goods sold would increase in absolute dollars in conjunction with net sales growth when/if that occurs in the future. However, we expect that, over time, cost of goods sold may decrease as a percentage of net sales if we achieve higher throughput at our manufacturing facilities and achieve the anticipated savings from our Restructuring Plan.
Selling, general and administrative
Selling, general and administrative expenses ("SG&A") consists primarily of facility costs for distribution operations, net of sublease and logistics agreement reimbursements, depreciation and amortization of assets, marketing and advertising, and other selling, general and administrative costs, including but not limited to salaries, benefits, bonuses, stock-based compensation, and professional fees.
Results of Operations - Comparison of Years Ended December 31, 2024, and 2023
The results of operations data in the following table, including amounts and percentages of net sales for each year and the year-to-year change in dollars and percent, for the years ended December 31, 2024, and 2023, have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K (amounts in thousands):

	Years ended December 31,
	2024		2023		Year to year change
Net sales	$190,288	100.0%	$226,581	100.0%	$(36,293)	-16.0%
Cost of goods sold	158,155	83.1%	188,969	83.4%	(30,814)	-16.3%
Gross profit	32,133	16.9%	37,612	16.6%	(5,479)	-14.6%
Operating expenses:
Selling, general and administrative	72,794	38.3%	87,314	38.5%	(14,520)	-16.6%
Loss on asset disposition	11,520	6.1%	—	0.0%	11,520	N/M %
Loss from operations	(52,181)	-27.4%	(49,702)	-21.9%	(2,479)	-5.0%
Interest expense	(15,237)	-8.0%	(15,442)	-6.8%	(205)	-1.3%
Other income, net	1,570	0.8%	118	0.1%	1,452	1,230.5%
Loss before tax	(65,848)	-34.6%	(65,026)	-28.7%	(822)	-1.3%
Income tax (expense) benefit	(869)	-0.5%	213	0.1%	(1,082)	-508.0%
Net loss	$(66,717)	-35.1%	$(64,813)	-28.6%	$(1,904)	-2.9%
"N/M" is not meaningful.
Net sales
Net sales for the year ended December 31, 2024, were $190.3 million, a decrease of $36.3 million, or 16.0%, compared to the same period in 2023. The 16.0% decline was primarily due to a 12% reduction in volume and mix of products sold and a 4% decrease in price. This decline was largely driven by the previously mentioned oversupply in the cannabis industry.
Gross profit
Gross profit for the year ended December 31, 2024, was $32.1 million, a decrease of $5.5 million, or 14.6%, compared to the same period in 2023. Our gross profit margin percentage increased to 16.9% for the year ended December 31, 2024, from 16.6% in the same period in 2023. The decrease in gross profit was primarily due to the lower net sales in the current year. The increase in gross profit margin was largely driven by an $8.7 million decrease in restructuring charges.
Selling, general and administrative expenses
SG&A expenses for the year ended December 31, 2024, were $72.8 million, a decrease of $14.5 million, or 16.6%, compared to the same period in 2023. SG&A expenses decreased in several areas, including as a result of our cost saving and restructuring initiatives: (i) $6.5 million decrease in employee compensation costs, including stock-based compensation and salaries and benefits, (ii) $4.5 million decrease in facility costs, (iii) $1.9 million decrease in insurance expenses, (iv) $1.8 million decrease in professional and outside services, and (v) $1.0 million decrease in amortization and depreciation, partially offset by $1.4 million change in accounts receivable reserves and related charges.
Loss on asset disposition
As previously described, we entered into a Purchase Agreement with Buyer to sell assets relating to the production of durable equipment products for $8.7 million. The Asset Sale closed during the second quarter of 2024, and we sold or disposed of inventories and other assets. We recorded a loss on asset disposition of $11.5 million for the year ended December 31, 2024. Refer to Note 3 – Restructuring and Asset Sales for a further description of the Asset Sale.
Interest expense
Interest expense for the year ended December 31, 2024, was $15.2 million, a decrease of $0.2 million, or 1.3%, compared to the same period in the prior year. The decrease was primarily due to lower debt outstanding due to principal repayments, partially offset by higher variable interest rates on our Term Loan.
Other income, net
Other income, net for the year ended December 31, 2024, was $1.6 million, an increase of $1.5 million compared to the same period in the prior year. Other income, net for the year ended December 31, 2024, was primarily driven by a cash settlement arising from an outstanding litigation matter of a previously acquired entity, foreign currency exchange rate gains and interest income. Other income, net for the year ended December 31, 2023 was primarily driven by foreign exchange rate gains, partially offset by legal fees associated with the amendment of the Term Loan.
Income tax (expense) benefit
We recorded an income tax expense of $0.9 million for the year ended December 31, 2024, representing an effective tax rate of (1.3)%. Our effective tax rate for the year ended December 31, 2024, differs from the federal statutory rate of 21% primarily due to maintaining a full valuation allowance against our net deferred tax assets in the United States and most foreign jurisdictions. The income tax expense for the year ended December 31, 2024, was primarily due to current foreign tax expense in certain jurisdictions.
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
Liquidity and Capital Resources
Cash Flow from Operating, Investing, and Financing Activities
Comparison of Years Ended December 31, 2024, and 2023
The following table summarizes our cash flows for the years ended December 31, 2024, and 2023 (amounts in thousands):

	Years ended December 31,
	2024	2023
Net cash (used in) from operating activities	$(324)	$7,044
Net cash from (used in) investing activities	1,669	(4,170)
Net cash (used in) from financing activities	(4,776)	6,065
Effect of exchange rate changes on cash and cash equivalents	(770)	82
Net (decrease) increase in cash and cash equivalents	(4,201)	9,021
Cash and cash equivalents at beginning of year	30,312	21,291
Cash and cash equivalents at end of year	$26,111	$30,312

Operating Activities
Net cash used in operating activities was $0.3 million for the year ended December 31, 2024. The net cash usage was primarily due to a net loss, partially offset by $9.7 million net cash inflow from a reduction in working capital. The total 2024 cash impact was a net loss of $66.7 million, less net non-cash items of $56.7 million. The $9.7 million net reduction in working capital was primarily comprised of a $14.4 million decrease of inventories, a $1.6 million decrease in accounts receivable, and a $1.6 million decrease of prepaid expenses and other current assets, partially offset by a $8.9 million decrease of lease liabilities. During the year ended December 31, 2024, we paid $13.3 million in cash interest and we paid cash income taxes, net of refunds, of $0.2 million. As described in Note 3 – Restructuring and Asset Sales, in connection with the Asset Sale, we estimated the amount of cash proceeds associated with the sale of inventories as $5.0 million and classified the amount within net cash from operating activities. In addition, the Company paid cash of $1.3 million to terminate the facility operating lease in connection with the Asset Sale.
Net cash from operating activities was $7.0 million for the year ended December 31, 2023, primarily due to a $12.4 million net cash inflow from a reduction of working capital, partially offset by a reported net loss of $64.8 million less non-cash items of $59.5 million. The net reduction in working capital was primarily driven by a $26.1 million decrease of inventories, partially offset by decreases of $9.2 million of lease liabilities and $3.5 million of accrued expenses and other current liabilities. During the year ended December 31, 2023, we paid $13.1 million in cash interest and we received cash income tax refunds of $1.0 million. In both 2024 and 2023, the Company consolidated its operations in connection with restructuring and related cost saving initiatives and decreased its inventory, contributing significantly to operating cash flows.
Investing Activities
Net cash from investing activities was $1.7 million for the year ended December 31, 2024. We received cash proceeds from the Asset Sale associated with the sale of property, plant and equipment of $3.7 million, and additional cash proceeds from the sale of property, plant and equipment of $0.9 million. These cash proceeds were partially offset by $2.9 million of capital expenditures of property, plant and equipment.
Net cash used in investing activities for the year ended December 31, 2023, was $4.2 million, due primarily to capital expenditures for property, plant and equipment. In both 2024 and 2023, the capital expenditures of property, plant and equipment primarily relates to investments in our peat moss harvesting operation in Canada.
Financing Activities
Net cash used in financing activities was $4.8 million for the year ended December 31, 2024, primarily driven by (i) $3.2 million of Term Loan repayments relating to required quarterly payments of principal and payments made in conjunction with the Sale-Leaseback Transaction and (ii) finance lease principal payments of $1.4 million which included approximately $0.7 million relating to equipment finance lease payments made in connection with the Asset Sale. Refer to further description of the Sale-Leaseback Transaction and Term Loan reinvestment provision in Part II Item 7. Term Loan.
Net cash from financing activities was $6.1 million for the year ended December 31, 2023, primarily driven by $8.6 million of proceeds from the Sale-Leaseback Transaction, partially offset by $1.3 million of quarterly principal payments of the Term Loan and $1.0 million of finance lease principal payments.
Availability and Use of Cash
Our ability to make investments in our business, service our debt and maintain liquidity will primarily depend upon our ability to generate excess operating cash flows through our operating subsidiaries. We believe that our cash flows from operating activities, combined with current cash levels and borrowing availability under the Revolving Credit Facility, will be adequate to support our ongoing operations, to fund debt service requirements, capital expenditures, lease obligations and working capital needs through the next twelve months of operations. However, we cannot guarantee that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Part I, Item 1A, Risk Factors included in this Annual Report on Form 10-K.
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
As further described in Note 3 – Restructuring and Asset Sales to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we closed on an Asset Sale and received gross proceeds of $8.7 million during the year ended December 31, 2024. In accordance with our Term Loan, the net proceeds, approximately $6.3 million, from the Asset Sale transaction are required to be reinvested into certain permitted investments, such as capital expenditures or permitted acquisitions/ investments, or offered to prepay Term Loan principal. We intend to reinvest the net proceeds from the Asset Sale into certain permitted investments, which may include capital expenditures or permitted acquisitions/ investments, if approved by the administrative agent, in accordance with provisions of the Term Loan. Refer to further discussion below, relating to Term Loan reinvestment provisions regarding the net cash proceeds of the Sale Leaseback Transaction and Asset Sale.
If necessary, we believe that we could supplement our cash position through additional asset sales or divestiture of one or more of our brands or lines of business. We believe it is prudent to be prepared if required and, accordingly, continue to be engaged in the process of evaluating and preparing to implement one or more of the aforementioned activities. Any potential such event may be subject to provisions referenced in our Term Loan and Revolving Credit Facility, such as subjecting us to make mandatory prepayments.
Term Loan
On October 25, 2021, we and certain of our direct and indirect subsidiaries entered into the Term Loan with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which we borrowed a $125 million senior secured term loan (the "Term Loan"). The Term Loan was amended by Amendment No. 1 effective as of June 27, 2023, to replace the London Interbank Offered Rate ("LIBOR") referenced rates with Secured Overnight Financing Rate ("SOFR") referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have had no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor) plus 5.50%. As of the date of filing this Annual Report on Form 10-K, the ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. The Term Loan matures on October 25, 2028.
The principal amounts of the Term Loan are scheduled to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date of October 25, 2028.
We are also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) certain asset sales that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. As described in Note 7 – Leases, we received net cash proceeds in January 2023 from the Sale Leaseback Transaction and are subject to a provision whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the Sale Leaseback Transaction, and (ii) investments which are contractually committed within one-year of the Sale Leaseback Transaction, and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds which are not reinvested requires us to make an offer to prepay the corresponding amount on the Term Loan. As of December 31, 2024, we have satisfied this provision as related to the Sale Leaseback Transaction, through a combination of payments made pursuant to the contractual commitments and additional $2.0 million repayments of the Term Loan. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan. As described in Note 3 – Restructuring and Asset Sales, we sold assets for $8.7 million in May 2024. The net cash proceeds from the Asset Sale are subject to the same Term Loan reinvestment provision described above, including (i) cash investments made within a one-year period, and (ii) investments which are contractually committed within one-year of the Asset Sale and paid within 180 days after entering into such contractual commitment. We intend to reinvest the net proceeds from the Asset Sale into certain permitted investments, such as capital expenditures or permitted acquisitions/ investments, and no Term Loan debt principal was classified as current debt as of December 31, 2024 related to this provision. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.

As of December 31, 2024, and 2023, the outstanding principal balance on the Term Loan was $119.3 million and $122.5 million, respectively.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. We were in compliance with all debt covenants as of December 31, 2024. The Term Loan is secured by a first lien on our non-working capital assets and a second lien on our working capital assets.
Revolving Credit Facility
On March 29, 2021, we and certain of our subsidiaries entered into the Revolving Credit Facility (the "Revolving Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender for a revolving line of credit up to $50 million. The Revolving Credit Facility was amended by the First Amendment dated August 31, 2021, which increased the revolving line of credit by an additional $50 million for an aggregate borrowing limit of $100 million. The Revolving Credit Facility was further amended by the Second Amendment dated October 25, 2021 which, among other things, permitted the incurrence of the Term Loan and made certain other changes including subordinating its liens on non-working capital assets to the obligations under the Term Loan. The Revolving Credit Facility was further amended by the Third Amendment and Joinder dated August 23, 2022, pursuant to which several previously acquired subsidiaries became parties to the Revolving Credit Facility and granted liens on their assets. On December 22, 2022, we entered into the Fourth Amendment to the Revolving Credit Facility pursuant to which a sale-leaseback transaction was permitted, and certain other changes were made, including a reduction of the maximum commitment amount under the Revolving Credit Facility from $100 million to $75 million and transitioning the LIBOR based rates to SOFR based rates. On March 31, 2023, we and certain of our subsidiaries entered into the Fifth Amendment to the Revolving Credit Facility, pursuant to which the maturity date was extended to June 30, 2026, the maximum commitment amount under the Revolving Credit Facility was reduced to $55 million, and the interest rate on borrowings was revised to various spreads, based on the Company's fixed charge coverage ratio. On November 1, 2024, we and certain of our subsidiaries entered into the Sixth Amendment to the Revolving Credit Facility pursuant to which the maximum commitment amount was reduced to $35 million.
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
The Revolving Credit Facility maintains certain reporting requirements, affirmative covenants, negative covenants and financial covenants. A certain financial covenant becomes applicable in the event that our excess availability under the Revolving Credit Facility is less than an amount equal to 10% of the Aggregate Revolving Commitment (currently $35 million) and would require us to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis.
In order to consummate permitted acquisitions or to make restricted payments, we would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated. We received a consent from JPMorgan Chase Bank, N.A., as administrative agent, to permit the cash settlement of fractional shares in connection with the reverse stock split, which is described further in Part II, Item 5. Market Information.
We were in compliance with all debt covenants as of December 31, 2024. As of December 31, 2024, approximately $13 million was available to borrow under the Revolving Credit Facility, before we would be required to comply with the minimum fixed charge coverage ratio of 1.1x. As of December 31, 2024, and December 31, 2023, we had zero borrowed under the Revolving Credit Facility.
The aforementioned financing arrangements and other transactions are more fully described in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cash and Cash Equivalents
The cash and cash equivalents balances of $26.1 million and $30.3 million at December 31, 2024, and December 31, 2023, respectively, included $11.9 million and $8.5 million, respectively, held by foreign subsidiaries.

Material Cash Requirements
Our estimated 2025 material cash requirements include (i) principal repayments and anticipated interest payments on our long-term debt, (ii) finance lease payments, (iii) operating lease payments, and (iv) balances subject to the Term Loan reinvestment provision, as well as other purchase obligations to support our operations. Variable rates on our Term Loan are subject to change as further described in Item 7A, Quantitative and Qualitative Disclosures About Market Risk. Refer to Item 8, Financial Statements, Note 10 – Debt, Note 7 – Leases, and Note 14 – Commitments and Contingencies for details relating to our material cash requirements for debt, our leasing arrangements, including future maturities of our operating lease liabilities, and purchase obligations, respectively. From time to time in the normal course of business, we will enter into agreements with suppliers which provide favorable pricing in return for a commitment to purchase minimum amounts of inventory over a defined time period.
Seasonality
Our net sales are typically seasonally stronger in our first three fiscal quarters in preparation of, and during, the warmer spring and summer months in North America (the United States and Canada are our primarily markets). This seasonal trend is primarily due to the garden center portion of our customer base, and because certain of our customers may use some of our products (such as grow media and nutrients) in outdoor applications. Likely due to the industry recession, our net sales have declined which have led to seasonal patterns that may have less consistency. Also, we typically expect to utilize cash from operating activities in the first quarter to fund our working capital requirements related to the seasonal sales pattern described above.
Critical Accounting Policies and Estimates
Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in the consolidated financial statements. Such estimates and judgments involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. A discussion of our critical accounting policies that required the application of significant judgments as of December 31, 2024 and 2023 are as follows.
Long-lived tangible and finite-lived intangible assets
Long-lived tangible assets and finite-lived intangible assets are stated at cost. Depreciation, depletion and amortization expense is primarily provided on the straight-line method and based on the estimated useful economic lives of the long-lived assets. Intangible assets with finite lives are subject to amortization. Intangible assets with finite lives and indefinite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment evaluation includes a comparison of the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. No such impairment was identified during the years ended December 31, 2024 or 2023.
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

Recent accounting pronouncements
For information regarding recent accounting pronouncements, refer to Note 2 – Basis of presentation and significant accounting policies — Recently issued accounting pronouncements, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risks have been interest rate, foreign currency and inflation risk.
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of December 31, 2024, we had $119.3 million of Term Loan debt that is subject to variable interest rates that are based on SOFR or an alternate base rate. Refer to Note 10 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of December 31, 2024, our interest expense on the variable rate debt would increase by an average of $1.1 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks, but may determine to do so in the future.
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
Inflation Risk
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

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
Hydrofarm Holdings Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hydrofarm Holdings Group, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Inventory Valuation - Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company’s inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. As described in Notes 2 and 6 to the consolidated financial statements, the Company maintains an allowance for excess and obsolete inventory that is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory.
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
March 4, 2025
We have served as the Company's auditor since 2020.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$26,111	$30,312
Accounts receivable, net	14,756	16,890
Inventories	50,633	75,354
Prepaid expenses and other current assets	3,712	5,510
Total current assets	95,212	128,066
Property, plant and equipment, net	37,545	47,360
Operating lease right-of-use assets	42,869	54,494
Intangible assets, net	249,002	275,881
Other assets	1,476	1,842
Total assets	$426,104	$507,643
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,279	$12,613
Accrued expenses and other current liabilities	10,647	9,529
Deferred revenue	2,611	3,231
Current portion of operating lease liabilities	7,731	8,336
Current portion of finance lease liabilities	459	954
Current portion of long-term debt	1,260	2,989
Total current liabilities	34,987	37,652
Long-term operating lease liabilities	37,553	47,506
Long-term finance lease liabilities	7,830	8,734
Long-term debt	114,693	115,412
Deferred tax liabilities	3,047	3,232
Other long-term liabilities	4,272	4,497
Total liabilities	202,382	217,033
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 4,614,279 and 4,578,841 shares issued and outstanding at December 31, 2024, and December 31, 2023, respectively, giving retroactive effect to the 1-10 reverse split effected on February 12, 2025)	—	—
Additional paid-in capital	790,094	787,851
Accumulated other comprehensive loss	(8,911)	(6,497)
Accumulated deficit	(557,461)	(490,744)
Total stockholders’ equity	223,722	290,610
Total liabilities and stockholders’ equity	$426,104	$507,643
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years ended December 31,
	2024	2023
Net sales	$190,288	$226,581
Cost of goods sold	158,155	188,969
Gross profit	32,133	37,612
Operating expenses:
Selling, general and administrative	72,794	87,314
Loss on asset disposition	11,520	—
Loss from operations	(52,181)	(49,702)
Interest expense	(15,237)	(15,442)
Other income, net	1,570	118
Loss before tax	(65,848)	(65,026)
Income tax (expense) benefit	(869)	213
Net loss	$(66,717)	$(64,813)

Net loss per share(1):
Basic	$(14.51)	$(14.24)
Diluted	$(14.51)	$(14.24)
Weighted-average shares of common stock outstanding(1):
Basic	4,598,640	4,550,836
Diluted	4,598,640	4,550,836
(1) Net loss per share and Weighted-average shares of common stock outstanding amounts have been adjusted to give retroactive effect to the 1-for-10 reverse stock split effected on February 12, 2025.
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years ended December 31,
	2024	2023
Net loss	$(66,717)	$(64,813)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(2,414)	738
Total comprehensive loss	$(69,131)	$(64,075)
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares(1)	Amount(1)
Balance, December 31, 2022	4,519,578	$—	$783,047	$(7,235)	$(425,931)	$349,881
Issuance of common stock for vesting of stock awards	80,530	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(21,267)	—	(271)	—	—	(271)
Stock-based compensation expense	—	—	5,075	—	—	5,075
Net loss	—	—	—	—	(64,813)	(64,813)
Foreign currency translation gain	—	—	—	738	—	738
Balance, December 31, 2023	4,578,841	$—	$787,851	$(6,497)	$(490,744)	$290,610
Issuance of common stock for vesting of stock awards	53,464	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(18,026)	—	(142)	—	—	(142)
Stock-based compensation expense	—	—	2,385	—	—	2,385
Net loss	—	—	—	—	(66,717)	(66,717)
Foreign currency translation (loss)	—	—	—	(2,414)	—	(2,414)
Balance, December 31, 2024	4,614,279	$—	$790,094	$(8,911)	$(557,461)	$223,722
(1) Common share and par value amounts have been adjusted to give retroactive effect to the 1-for-10 reverse stock split effected on February 12, 2025.
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
Operating activities	2024	2023
Net loss	$(66,717)	$(64,813)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	30,691	32,075
Provision for (benefit from) doubtful accounts	314	(386)
Provision for inventory obsolescence	2,002	1,587
Non-cash restructuring expenses	806	9,703
Stock-based compensation expense	2,385	5,075
Non-cash operating lease expense	8,248	9,942
Non-cash loss from asset disposition	11,103	—
Other	1,118	1,502
Changes in assets and liabilities:
Accounts receivable	1,616	766
Inventories	14,415	26,112
Prepaid expenses and other current assets	1,568	(49)
Other assets	(55)	(172)
Accounts payable	56	(1,105)
Accrued expenses and other current liabilities	1,648	(3,537)
Deferred revenue	(601)	(439)
Lease liabilities	(8,932)	(9,162)
Other long-term liabilities	11	(55)
Net cash (used in) from operating activities	(324)	7,044
Investing activities
Capital expenditures of property, plant and equipment	(2,892)	(4,215)
Proceeds from sale of property, plant and equipment	861	96
Proceeds from Asset Sale for property, plant and equipment	3,700	—
Other	—	(51)
Net cash from (used in) investing activities	1,669	(4,170)
Financing activities
Proceeds from Sale-Leaseback Transaction	—	8,598
Payment of withholding tax related to stock awards	(142)	(271)
Borrowings under foreign revolving credit facilities	378	965
Repayments of foreign revolving credit facilities	(453)	(970)
Repayments of Term Loan	(3,197)	(1,250)
Finance lease principal payments	(1,362)	(1,007)
Net cash (used in) from financing activities	(4,776)	6,065
Effect of exchange rate changes on cash and cash equivalents	(770)	82
Net (decrease) increase in cash and cash equivalents	(4,201)	9,021
Cash and cash equivalents at beginning of year	30,312	21,291
Cash and cash equivalents at end of year	$26,111	$30,312

Non-cash investing and financing activities
Right-of-use assets relinquished under operating lease obligation	$(1,924)	$(1,067)
Assets acquired under finance lease obligation	—	185
Capital expenditures included in accounts payable and accrued liabilities	76	200
Additions of leasehold improvements and related asset retirement obligations	—	349
Supplemental information
Cash paid for interest	13,289	13,101
Cash paid (refunds) for income taxes	201	(1,000)
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. DESCRIPTION OF THE BUSINESS
Description of the business
Hydrofarm Holdings Group, Inc. (collectively with its subsidiaries, the "Company") was formed in May 2017 under the laws of the state of Delaware to acquire and continue the business originally founded in 1977. The Company is a leading independent manufacturer and distributor of branded hydroponics equipment and supplies for controlled environment agriculture ("CEA"), including grow lights, climate control solutions, grow media and nutrients, as well as a broad portfolio of innovative, proprietary branded products. Products offered include agricultural lighting devices, indoor climate control equipment, nutrients, and plant additives used to grow, farm and cultivate cannabis, flowers, fruits, plants, vegetables, grains and herbs in controlled environment settings that allow end users to control key farming variables including temperature, humidity, CO2, light intensity and color, nutrient concentration and pH.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of consolidation and presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the requirements of the U.S. Securities and Exchange Commission ("SEC") for year-end financial reporting. All intercompany balances and transactions have been eliminated in consolidation.
Subsequent Event - Reverse Stock Split
On February 12, 2025, the Company effected a one-for-ten reverse stock split of its common stock, whereby each lot of ten shares of common stock issued and outstanding immediately prior to the reverse stock split was converted into and became one share of common stock (the "Reverse Stock Split"). In lieu of issuing any fractional shares, any stockholder entitled to receive less than one share of common stock received cash for such stockholder’s fractional share. There is no change to the par value of $0.0001. Accordingly, the presentation of all periods covered by the consolidated financial statements, and notes to the consolidated financial statements, contained herein have been adjusted to give retroactive effect to the Reverse Stock Split.
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
The Company's chief operating decision maker ("CODM") is the Chief Executive Officer (the "CEO") who reviews financial information for the purposes of making operating decisions, assessing financial performance and allocating resources. The Company no longer aggregates its operating segments as it has reorganized and integrated its business activities into one operating segment effective for the period ended December 31, 2024. The business is organized as one operating segment

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
managed on a consolidated basis, and one reportable segment, which is the distribution and manufacture of CEA equipment and supplies.
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires additional disclosures, including an enhanced disclosure of significant segment expenses on an annual and interim basis. The Company adopted this guidance effective in the period ended December 31, 2024, and included the relevant disclosures herein.
For the purposes of making operating decisions, assessing financial performance and allocating resources, the CODM reviews financial statement metrics on a consolidated basis, including net sales, gross profit, SG&A, and net income (loss) as presented in the consolidated statements of operations. Net income (loss) is the primary measure of profit or loss reviewed by the CODM. In addition, the CODM reviews consolidated total assets and significant components such as inventories, cash and other assets for the purposes of evaluating financial performance. Significant expense categories regularly reviewed by the CODM are comprised of cost of goods sold and SG&A. The other components of net income (loss) as disclosed in the statements of operations that are not significant segment expenses are loss on asset disposition, interest expense, other income, net, and income tax expense. Therefore, the Company is cross referencing to the U.S. GAAP financial statement measures as presented in the consolidated statement of operations, in connection with adoption of ASU 2023-07. Since the Company operates as one reportable segment, all required segment financial information is found in the consolidated financial statements and footnotes, and within the entity-wide disclosures presented below.
Entity-wide information
Net sales and property, plant and equipment, net and operating lease right-of-use assets, in the United States and Canada, as determined by the location of the subsidiaries, are shown below. Other foreign locations, which are immaterial, individually and in the aggregate, are included in the United States below.

	Years ended December 31,
	2024	2023
United States	$151,660	$179,844
Canada	41,633	49,668
Eliminations	(3,005)	(2,931)
Total consolidated net sales	$190,288	$226,581

	Years ended December 31,
	2024	2023
United States	$50,928	$68,270
Canada	29,513	33,584
Total property, plant and equipment, net and operating lease right-of-use assets	$80,441	$101,854
All of the products sold by the Company are similar and classified as CEA equipment and supplies.
Concentrations of business and credit risk
The Company maintains cash balances at certain financial institutions that can, at times, exceed amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area.
Accounts receivable expose the Company to credit risks such as collectability and business risks such as customer concentrations. Exposure to losses on receivables is dependent on each customer’s financial condition. Receivables arising from sales are not collateralized; however, credit risk is somewhat mitigated as a result of the large diverse customer base. No customer accounted for more than 10% of revenues in 2024 or 2023. No customer accounted for more than 10% of accounts

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
receivable as of December 31, 2024, or December 31, 2023. One supplier accounted for more than 10% of purchases in 2024 and 2023.
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
The effect of currency translation adjustments on cash and cash equivalents is presented separately in the consolidated statements of cash flows.
Cash and cash equivalents
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Inventories
Inventories consist of finished goods, work-in-process, and raw materials used in manufacturing products. Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. The Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold or otherwise disposed. If inventory is sold, any related reserves would be reversed in the period of sale. During the years ended December 31, 2024, and 2023, the Company estimated inventory markdowns relating to restructuring charges based upon current and anticipated demand, customer preferences, business strategies, and market conditions including management's actions with respect to inventory raw materials and products and brands being removed from the Company's portfolio.
Leases
Leases are accounted for under Accounting Standard Codification ("ASC") 842 - Leases. At inception of a contract, the Company determines whether that contract is or contains a lease. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Leases are then classified as either finance or operating, with classification affecting the location of expense recognition in the consolidated statements of operations.
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
Property, plant and equipment
Property, plant and equipment is recorded at cost less accumulated depreciation, depletion and amortization. Property, plant and equipment assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
The Company operates peat bogs in Alberta Canada. Under current provincial laws, the Company is subject to certain asset retirement obligations ("AROs") and the remediation of the peat bog sites are under provincial oversight. The Company periodically evaluates expected remediation costs associated with the peat bog sites that it operates. Where the Company concludes that it is probable that a liability has been incurred, a provision is made for management's estimate of the liability. As of December 31, 2024, and 2023, the Company had AROs of $284 and $759, respectively, recorded in accrued expenses and other current liabilities on the consolidated balance sheets. As of December 31, 2024, and 2023, the Company had AROs of $4,232 and $4,457, respectively, recorded in other long-term liabilities on the consolidated balance sheets.
Intangible assets
Definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives. The Company has one trade name that is considered to have an indefinite useful life. Intangible assets are also tested for impairment at least annually and when events or changes in circumstances indicate that, more-likely-than-not, the carrying amount may not be recoverable. Significant judgment is required in estimating fair values and performing intangible asset impairment tests.
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
The amount billed to customers for shipping and handling costs included in net sales was $7,883 and $9,523 in the years ended December 31, 2024, and 2023, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits reported within deferred revenue on the consolidated balance sheets, totaled $2,611 and $3,231 as of December 31, 2024, and 2023, respectively. There are no significant financing components and the majority of revenue is recognized within one year. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
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
The fair value of grants of restricted stock is based on the fair value of the common stock underlying the award. The fair value of the underlying common stock for RSUs prior to the Company’s initial public offering ("IPO") in December 2020, was determined by considering a number of objective, subjective, and highly complex factors including independent third-party valuations of the Company’s common stock, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook among other factors. For awards granted after the Company's IPO, the fair value of the underlying common stock for RSUs is the closing date price of the Company's common stock at the grant-date.
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
Employee benefit plan
The Company has a savings retirement plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan and incurred expense of $236 and $261 for the years ended December 31, 2024, and 2023, respectively.
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
Recently issued accounting pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This ASU will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the aforementioned guidance, and enhanced segment reporting is presented for the years ended December 31, 2024, and 2023.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.
3. RESTRUCTURING AND ASSET SALES
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
During the year ended December 31, 2023, the Company recorded net pre-tax charges of $2,084 for the first phase of the Restructuring Plan, which were primarily costs related to the relocation and termination of certain facilities in Canada. The restructuring charges were primarily recorded within cost of goods sold on the consolidated statements of operations. Total costs incurred relating to this first phase of the Restructuring Plan were (i) $6,398 relating primarily to inventory markdowns, and (ii) $3,373 relating primarily to the relocation and termination of certain facilities in Canada.
As a result of the continued adverse market conditions, the Company implemented a second phase of the Restructuring Plan beginning in the third quarter of 2023, including U.S. manufacturing facility consolidations, in particular with respect to production of certain durable equipment products. The Company is reducing facility space and consolidating manufacturing operations to improve efficiency and reduce costs. During the year ended December 31, 2023, the Company recorded pre-tax restructuring charges of $9,185 for the second phase, relating primarily to non-cash raw material inventory write-downs as the Company liquidated these assets and reduced storage space within certain manufacturing facilities. These restructuring charges

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
were recorded primarily within cost of goods sold on the consolidated statements of operations, and were subject to significant estimate.
During the year ended December 31, 2024, the Company recorded pre-tax restructuring charges of $2,223 for the second phase, relating primarily to cash charges associated with the consolidation and closure of U.S. manufacturing facilities including termination and disposal costs associated with inventory, facilities, and headcount reductions. The non-cash charges consist of fixed asset and inventory write-downs. Total costs incurred relating to this second phase of the Restructuring Plan, from its commencement in 2023 through December 31, 2024, were (i) $9,672 of non-cash charges relating primarily to inventory markdowns of durable equipment products, and (ii) $1,736 of cash charges relating primarily to the consolidation of U.S. manufacturing facilities including termination and disposal costs associated with inventory, facilities, and headcount reductions.
Including both phases of the Restructuring Plan, the Company recorded $1,946 and $10,664 of total restructuring charges within cost of goods sold on the consolidated statements of operations for the years ended December 31, 2024, and 2023, respectively. The Company recorded total charges for both phases of the Restructuring Plan of $277 and $605 within SG&A expenses on the consolidated statements of operations for the years ended December 31, 2024, and 2023, respectively. Of the $2,223 and $11,269 of total restructuring charges recorded for the years ended December 31, 2024, and 2023, respectively, $806 and $9,703 were non-cash charges primarily related to inventory write-downs and asset dispositions. The second phase of our Restructuring Plan is substantially complete as of December 31, 2024.
The following tables presents the activity in accrued expenses and other current liabilities for restructuring costs related to the first and second phases of the Restructuring Plan for the years ended December 31, 2023, and 2024:

	Phase 1	Phase 2
Restructuring Accruals as of December 31, 2022	$696	$—
Expense	1,247	272
Cash Payments	(1,943)	(85)
Restructuring Accruals as of December 31, 2023	—	187
Expense	—	1,416
Cash Payments	—	(1,500)
Restructuring Accruals as of December 31, 2024	$—	$103
Asset Sales
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
Assets and liabilities that were sold, disposed or terminated in connection with the Asset Sale included $11,616 of inventories, $3,721 of property, plant and equipment, $2,573 of technology intangible assets, and $90 of other net liabilities. The Company paid cash to terminate the facility operating lease for $1,275 and certain equipment finance leases for $668. The Company incurred an estimated $417 of transaction costs, including legal fees and other transaction-related expenses. The Company recorded a loss on asset disposition of $11,520 on the consolidated statements of operations for the year ended December 31, 2024, which included the aforementioned assets and liabilities derecognized, and operating and finance lease termination payments. The Company estimated the amount of cash proceeds associated with the sale of inventories as $4,960 and property, plant and equipment as $3,700, and classified the amounts within net cash from operating activities and investing activities, respectively, on the consolidated statements of cash flows for the year ended December 31, 2024.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Pursuant to requirements in the Company's Revolving Credit Facility, consent was obtained from JPMorgan Chase Bank, N.A., as administrative agent to permit the Asset Sale. The Company intends to reinvest the net proceeds from the Asset Sale into certain permitted investments, such as capital expenditures or other permitted acquisitions/ investments, in accordance with provisions of the Term Loan.
The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement, included as Exhibit 10.23 to this Annual Report on Form 10-K.
During the year ended December 31, 2024, the Company sold approximately 20 acres of the 140 acres of excess owned land at the Goshen, New York location. The sale price less costs to sell were consistent with the carrying value of the land, and therefore no gain or loss was recorded in the year ended December 31, 2024.
4. INTANGIBLE ASSETS, NET
Intangible assets, net comprised the following:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$8,982	$(8,625)	$357	$9,325	$(8,357)	$968
Customer relationships	99,806	(39,230)	60,576	99,805	(31,883)	67,922
Technology, formulations and recipes	110,381	(33,401)	76,980	114,181	(25,124)	89,057
Trade names and trademarks	131,492	(23,432)	108,060	131,493	(16,740)	114,753
Other	4,716	(4,488)	228	4,802	(4,422)	380
Total finite-lived intangible assets, net	355,377	(109,176)	246,201	359,606	(86,526)	273,080
Indefinite-lived intangible asset:
Trade name	2,801	—	2,801	2,801	—	2,801
Total Intangible assets, net	$358,178	$(109,176)	$249,002	$362,407	$(86,526)	$275,881
The Company did not record any impairment during the years ended December 31, 2024, or 2023.
Amortization expense related to intangible assets was $23,998 and $24,355 for the years ended December 31, 2024, and 2023, respectively.
In conjunction with the Asset Sale, the Company disposed of technology intangible assets with a net book value of $2,573. Refer to Note 3 – Restructuring and Asset Sales for further details.
The following are the estimated useful lives and the weighted-average amortization period remaining as of December 31, 2024, for the major classes of finite-lived intangible assets:

	Useful lives	Weighted-average amortization period
Computer software	3 to 5 years	2 years
Customer relationships	7 to 18 years	9 years
Technology, formulations and recipes	8 to 12 years	8 years
Trade names and trademarks	15 to 20 years	16 years

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The estimated aggregate future amortization expense for intangible assets subject to amortization as of December 31, 2024, is summarized below:

Estimated Future Amortization Expense
Year ending December 31,
2025	$23,734
2026	23,527
2027	23,355
2028	22,710
2029	21,582
Thereafter	131,293
Total	$246,201
5. LOSS PER COMMON SHARE
Basic loss per common share is computed using net loss divided by the weighted-average number of common shares outstanding during each period, excluding unvested RSUs and PSUs.
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
The following table presents basic and diluted loss per common share for the years ended December 31, 2024, and 2023:

	Years ended December 31,
	2024	2023
Net loss	$(66,717)	$(64,813)
Weighted-average shares of common stock outstanding	4,598,640	4,550,836
Dilutive effect of warrants and share based compensation awards using the treasury stock method	—	—
Diluted weighted-average shares of common stock outstanding	4,598,640	4,550,836
Basic loss per common share	$(14.51)	$(14.24)
Diluted loss per common share	$(14.51)	$(14.24)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The computation of the weighted-average shares of common stock outstanding for diluted loss per common share excludes the following potential shares of common stock as their inclusion would have an anti-dilutive effect on diluted loss per common share:

	Years ended December 31,
	2024	2023
Shares subject to unvested or deferred performance and restricted stock units	290,334	217,037
Shares subject to stock options outstanding	40,654	57,207
6. ACCOUNTS RECEIVABLE, NET AND INVENTORIES
Accounts receivable, net comprised the following:

	December 31,
	2024	2023
Trade accounts receivable	$14,112	$16,740
Allowance for doubtful accounts	(706)	(920)
Other receivables	1,350	1,070
Total accounts receivable, net	$14,756	$16,890
The change in the allowance for doubtful accounts consisted of the following:

	Years ended December 31,
	2024	2023
Beginning balance	$(920)	$(1,556)
Changes in estimates	(1,006)	(1,280)
Write-offs	718	310
Collections/Other	502	1,606
Ending balance	$(706)	$(920)
Inventories comprised the following:

	December 31,
	2024	2023
Finished goods	$44,372	$58,346
Work-in-process	1,137	3,891
Raw materials	12,398	23,256
Allowance for inventory obsolescence	(7,274)	(10,139)
Total inventories	$50,633	$75,354
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
In conjunction with the Asset Sale, the Company sold $11,616 of inventories. Refer to Note 3 – Restructuring and Asset Sales for further details.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
7. LEASES
The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2038. Also, the Company leases some property, plant and equipment under finance leases. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 20 years. However, these options are generally not reflected in the calculation of the right-of-use assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company incurred operating lease costs of $10,195 and $12,371 during the years ended December 31, 2024, and 2023, respectively. These costs are included primarily within SG&A in the consolidated statements of operations and do not include lease termination costs associated with the Asset Sale. Refer to Note 3 – Restructuring and Asset Sales for further details.
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
Total ROU assets, finance lease assets, and lease liabilities were as follows:

		December 31,
	Balance Sheet Classification	2024	2023
Lease assets
Operating lease assets	Operating lease right-of-use assets	$42,869	$54,494
Finance lease assets	Property, plant and equipment, net	7,279	9,315
Total lease assets		$50,148	$63,809

Lease liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$7,731	$8,336
Finance leases	Current portion of finance lease liabilities	459	954
Noncurrent:
Operating leases	Long-term operating lease liabilities	37,553	47,506
Finance leases	Long-term finance lease liabilities	7,830	8,734
Total lease liabilities		$53,573	$65,530

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Total lease costs and sublease and logistics income were as follows:

		Years ended December 31,
	Classification	2024	2023
Operating lease costs	Selling, general and administrative(1)	$10,195	$12,371
Finance lease costs:
Amortization of lease assets	Selling, general and administrative	734	1,047
Amortization of lease assets	Cost of goods sold	137	328
Interest on lease liabilities	Interest expense	459	519
Sublease and logistics income	Selling, general and administrative	(3,851)	(1,722)
(1) Operating lease costs are primarily recorded in SG&A.
In addition to the operating lease costs above, short-term and month-to-month lease expense was $61 and $182 for the years ended December 31, 2024, and 2023, respectively, and other costs associated with operating leases were $3,207 and $3,132, respectively, for non-lease components such as common area maintenance and other miscellaneous items. These costs were included primarily within SG&A in the consolidated statements of operations.
The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with remaining terms greater than one year as of December 31, 2024, are as follows:

Year ending December 31,	Operating	Finance
2025	$9,397	$880
2026	8,702	847
2027	8,789	849
2028	8,252	805
2029	5,384	822
Thereafter	10,915	7,217
Total lease payments	51,439	11,420
Less portion representing interest	6,155	3,131
Total principal	45,284	8,289
Less current portion	7,731	459
Long-term portion	$37,553	$7,830
The following table summarizes the weighted-average remaining lease term as well as the weighted average discount rate as of December 31, 2024, and 2023:

	December 31,
	2024	2023
Weighted-average remaining lease term in years:
Operating leases	6.0	6.7
Finance leases	12.9	12.5

Weighted-average discount rate:
Operating leases	4.12%	4.20%
Finance leases	5.39%	5.25%

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Cash paid for amounts included in lease liabilities for the years ended December 31, 2024, and 2023, were:

	Years ended December 31,
Cash paid for amounts included in lease liabilities:	2024	2023
Operating cash flows from operating leases	$(9,653)	$(12,121)
Operating cash flows from finance leases	(459)	(516)
Financing cash flows from finance leases	(680)	(1,007)
8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net comprised the following:

	December 31,
	2024	2023
Machinery and equipment	$23,531	$27,417
Peat bogs and related development	11,895	12,256
Building and improvements	10,313	10,132
Land	5,630	6,114
Furniture and fixtures	4,239	4,360
Computer equipment	3,152	3,301
Leasehold improvements	3,185	5,169
Gross property, plant, and equipment	61,945	68,749
Less: accumulated depreciation	(24,400)	(21,389)
Total property, plant, and equipment, net	$37,545	$47,360
Depreciation, depletion and amortization expense related to property, plant, and equipment, net was $6,693 and $7,720 for the years ended December 31, 2024, and 2023, respectively.
As of December 31, 2024, Land, Building and improvements, Computer equipment and Machinery and equipment contain finance leases assets, recorded at cost of $9,823, less accumulated depreciation of $2,544. As of December 31, 2023, Land, Building and improvements, Computer equipment and Machinery and equipment contain finance leases assets, recorded at cost of $12,783, less accumulated depreciation of $3,468.
In conjunction with the Asset Sale, the Company sold $3,721 of property, plant and equipment, net. Refer to Note 3 – Restructuring and Asset Sales for further details.
The Company operates peat bogs in Alberta, Canada. Under current provincial laws the Company is subject to certain AROs and the remediation of the peat bog sites are under provincial oversight. The Company periodically evaluates expected remediation costs associated with the peat bog sites that it operates. When the Company concludes that it is probable that a liability has been incurred, a provision is made for management's estimate of the liability. As of December 31, 2024, and 2023, the Company had AROs of $284 and $759, respectively, recorded in Accrued expenses and other current liabilities on the consolidated balance sheets. As of December 31, 2024, and 2023, the Company had AROs of $4,232 and $4,457, respectively, recorded in Other long-term liabilities on the consolidated balance sheets.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The following table presents changes in asset retirement obligations for the following periods:

	Years ended December 31,
	2024	2023
Balance, beginning of the period	$5,216	$4,632
Liabilities incurred in the period	—	349
Liabilities settled in the period	(474)	(17)
Accretion expense	165	147
Other	(391)	105
Balance, end of the period	$4,516	$5,216
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	December 31,
	2024	2023
Accrued compensation and benefits	$1,987	$2,096
Interest accrual	2,141	1,214
Freight, custom and duty accrual	1,130	1,040
Goods in transit accrual	574	360
Income tax accrual	127	—
Asset retirement obligations	284	759
Other accrued liabilities	4,404	4,060
Total accrued expenses and other current liabilities	$10,647	$9,529
10. DEBT
Debt is comprised of the following:

	December 31,
	2024	2023
Term loan - Principal	$119,303	$122,500
Term loan - unamortized discount and deferred financing costs	(3,443)	(4,259)
Term Loan - net of unamortized discount and deferred financing costs	115,860	118,241
Other	93	160
Total debt	$115,953	$118,401

Current portion of long-term debt	$1,260	$2,989
Long-term debt - net of unamortized discount and deferred financing costs of $3,443 and $4,259 as of December 31, 2024, and December 31, 2023, respectively	114,693	115,412
Total debt	$115,953	$118,401

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Term Loan
On October 25, 2021, the Company and certain of its direct and indirect subsidiaries (the "Obligors") entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which the Company borrowed a $125,000 senior secured term loan ("Term Loan"). The Term Loan was amended by Amendment No. 1 to the Credit and Guaranty Agreement (“Amendment No. 1”) effective on June 27, 2023, to replace the LIBOR referenced rates with SOFR referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor), plus 5.50%. The ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. Legal fees associated with Amendment No. 1 were not material, and were included in other income, net, on the Consolidated Statements of Operations for the year ended December 31, 2023. The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the provisions of Amendment No. 1, included as Exhibit 10.9 to this Annual Report on Form 10-K. Capitalized terms referenced above are defined in the Term Loan.
The Term Loan was subject to a call premium of 1% if called prior to October 25, 2023, and 0% thereafter, and matures on October 25, 2028 ("Maturity Date"). Deferred financing costs are being amortized to interest expense over the term of the loan. For the year ended December 31, 2024, the effective interest rate was 11.70% and interest expense was $14,112, which includes amortization of deferred financing costs and discount of $751. For the year ended December 31, 2023, the effective interest rate was 11.55% and interest expense was $14,245, which included amortization of deferred financing costs and discount of $883.
The principal amounts of the Term Loan are required to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan, reduced pro rata by any additional payments made, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) certain asset sales that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations.
As described in Note 3 – Restructuring and Asset Sales and Note 7 – Leases, the Company received net cash proceeds in May 2024 from the Asset Sale and January 2023 from the Sale-Leaseback Transaction and is subject to a provision of the Term Loan whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the transaction date, and (ii) investments which are contractually committed within one-year of the transaction date and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds which are not reinvested would require the Company to make an offer to prepay the corresponding amount on the Term Loan. In accordance with this provision in relation to the Sale-Leaseback, described further in Note 7 – Leases, the Company classified $1,665 as current debt as of December 31, 2023, and prepaid the Term Loan in this amount. In addition, the Company had $2,187 of contractual commitments pursuant to this provision as of December 31, 2023. As of December 31, 2024, the Company has satisfied this provision through a combination of payments made pursuant to the contractual commitments and an additional $300 repayment of the Term Loan. As described in Note 3 – Restructuring and Asset Sales, the Company sold assets for $8,660 in May 2024. The net cash proceeds from the Asset Sale are subject to the same Term Loan reinvestment provision described above, including (i) cash investments made within a one-year period, and (ii) investments which are contractually committed within one-year of the Asset Sale and paid within 180 days after entering into such contractual commitment, however the Company intends to reinvest the net cash proceeds from the Asset Sale into certain permitted investments, such as capital expenditures, and no amounts were classified as current debt as of December 31, 2024, related to this provision. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants, and the Company was in compliance with all requirements as of December 31, 2024. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company.
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
The Revolving Credit Facility originally had a borrowing limit of $50,000. On August 31, 2021, the Obligors entered into an amendment to the Revolving Credit Facility (the "First Amendment") to increase their original borrowing limit to $100,000. In connection with the First Amendment, the Company's previously acquired subsidiaries became party to the Revolving Credit Facility as either borrowers or as guarantors. On October 25, 2021, the Company and its subsidiaries entered into a second amendment to the Revolving Credit Facility (the "Second Amendment"), with JPMorgan Chase Bank, N.A., pursuant to which the parties consented to the Term Loan described above, and made certain conforming changes to comport with the Term Loan provisions. The Revolving Credit Facility was further amended by a third amendment and joinder to the Revolving Credit Facility dated August 23, 2022 (the "Third Amendment"), pursuant to which several previously acquired subsidiaries became parties to the Revolving Credit Facility and granted liens on their assets. On December 22, 2022, the Company entered into a fourth amendment to the Revolving Credit Facility (the "Fourth Amendment") pursuant to which a sale-leaseback transaction was permitted, and certain other changes were made, including a reduction of the maximum commitment amount under the Revolving Credit Facility from $100,000 to $75,000 and transitioning the LIBOR based rates to SOFR based rates. On March 31, 2023, the Company and certain of its subsidiaries entered into a fifth amendment to the Revolving Credit Facility (the “Fifth Amendment”) pursuant to which the maturity date was extended to June 30, 2026, the maximum commitment amount under the Revolving Credit Facility was reduced to $55,000, and the interest rate on borrowings was revised to various spreads, based on the Company's fixed charge coverage ratio. On November 1, 2024, the Company and certain of its subsidiaries entered into a sixth amendment to the Revolving Credit Facility (the “Sixth Amendment”) which reduced the maximum commitment amount under the Revolving Credit Facility to $35,000.
The unamortized debt discount and deferred financing costs were $237 and $538 as of December 31, 2024, and 2023, respectively, and are included in other assets in the consolidated balance sheet. Debt discount and deferred financing costs are being amortized to interest expense over the term of the Revolving Credit Facility.
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
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability (as defined in the Revolving Credit Facility documents) is less than an amount equal to 10% of the Aggregate Revolving Commitment (currently $35,000), the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability is more than 10% of the Aggregate Revolving Commitment for thirty consecutive days. In order to consummate permitted acquisitions or to make restricted payments, the Company would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated. As of December 31, 2024, the Company is in compliance with the covenants contained in the Revolving Credit Facility.
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
As of December 31, 2024, and 2023, the Company had zero borrowed under the facility. As of December 31, 2024, the Company would be able to borrow approximately $13 million under the Revolving Credit Facility, before the Company would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
Other debt
Other debt of $93 and $160 as of December 31, 2024, and 2023, respectively, was primarily comprised of a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage.
Loss on debt modification
The losses on debt modification of $195 and $59 for the years ended December 31, 2024 and 2023, respectively, resulting primarily from the financing transactions described above, are presented in other income, net on the consolidated statement of operations.
Aggregate future principal payments
As of December 31, 2024, the aggregate estimated future principal payments under long-term debt are as follows:

Debt
Year ending December 31,
2025	$1,260
2026	1,248
2027	1,249
2028 and thereafter	115,639
Total	$119,396
11. STOCKHOLDERS’ EQUITY
Common stock
Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the board of directors. As of December 31, 2024, there were 4,614,279 shares outstanding and 300,000,000 shares authorized, after giving retroactive effect to the February 12, 2025, reverse stock split.
Warrants
On July 19, 2021, the Company completed the redemption ("Redemption") of certain of its outstanding warrants (the "Investor Warrants") that were issued in connection with a private placement of units (the "private placement"), each consisting of a share of common stock and a warrant to purchase an additional one-half (1/2) shares of common stock. In connection with the private placement, the Company agreed to engage the placement agent (the "Placement Agent") as the Company's warrant solicitation agent in the event the Investor Warrants were called for Redemption. The Company agreed to pay a warrant solicitation fee to the Placement Agent equal to five percent of the amount of net cash proceeds solicited by the Placement Agent upon the exercise of certain Investor Warrants following such call for Redemption. As of December 31, 2024, and 2023, respectively, there were no Investor Warrants outstanding. In connection with the private placement, the Placement Agent was issued warrants (the “placement agent warrants”) which expired on December 14, 2023. As of December 31, 2024, and 2023,

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
there were no outstanding placement agent warrants.
12. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan ("2018 Plan"), the 2019 Employee, Director and Consultant Equity Incentive Plan ("2019 Plan") and the 2020 Employee, Director, and Consultant Equity Incentive Plan ("2020 Plan" and collectively, "Incentive Plans"). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of December 31, 2024, a total of 213,551 shares were available for grant under the 2020 Plan.
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
In November 2020, the board of directors and stockholders approved the 2020 Plan and reserved an aggregate of 228,405 shares of common stock for issuance under the 2020 Plan. Pursuant to the 2020 Plan, the number of shares available for issuance under the 2020 Plan may be increased on January 1 of each year, beginning on January 1, 2021, and ending on January 2, 2030, in an amount equal to the lesser of (i) 4% of the outstanding shares of the Company’s common stock on such date or (ii) such number of shares determined by the Plan Administrator.
The 2020 Plan provides for the grant of ISOs, nonqualified stock options, stock grants, and stock-based awards that are based in whole or in part by reference to the Company’s common stock.
•The Plan Administrator may grant options designated as ISOs or nonqualified stock options. Options shall be granted with an exercise price per share not less than 100% of the fair market value of the common stock on the grant date, subject to certain limitations and exceptions as described in the plan agreements. Generally, the maximum term of an option shall be 10 years from the grant date. The Plan Administrator shall establish and set forth in each instrument that evidences an option the time at which, or the installments in which, the option shall vest and become exercisable.
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
The tax benefits recognized in the consolidated statements of operations for stock-based compensation arrangements for the years ended December 31, 2024, and 2023, were not material to the financial statements.
Restricted Stock Unit Activity
RSUs granted to certain executives, employees and members of the board of directors expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into shares of the Company's common stock. The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the first quarter of 2023, the Company granted RSU awards that vested in two equal vesting tranches; one tranche vested on October 31, 2023, and the second one on October 31, 2024. During the second quarter of 2023, the Company granted RSU awards to members of the board of directors that are expected to vest on the one year anniversary of the grant date. During the third quarter of 2023, the Company granted RSU awards that are expected to vest with three equal vesting tranches, annually on the anniversary of the grant date. During the second quarter of 2024, the Company granted RSU awards to members of the board of directors that are expected to vest on the one year anniversary of the grant date.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The following table summarizes the activity related to the Company's RSUs for the year ended December 31, 2024. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the year ended December 31, 2024:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2023	124,253	$30.62
Granted	80,235	$7.79
Vested	(97,319)	$30.08
Forfeited	(5,139)	$18.10
Balance, December 31, 2024	102,030	$13.82
The total vest date fair value of RSUs vested for the years ended December 31, 2024, and 2023, was $729, and $948, respectively. The Company recognized $1,927, and $4,502, of total stock-based compensation expense for RSUs for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, total unamortized stock-based compensation cost related to unvested RSUs was $629 and the weighted-average period over which the compensation is expected to be recognized is less than one year.
During the year ended December 31, 2024, 61,885 RSUs that vested were not issued due to the recipients' elections to defer the conversion into common stock. As of December 31, 2024, there were 62,521 RSUs which had vested, but were not yet issued due to the recipients' elections.
For the year ended December 31, 2024, the Company withheld 11,705, of the 35,434, of common stock issued upon vesting of RSUs to meet employees' payroll tax withholding requirements. The tax withholding payments of $83 were made in 2024.
Subsequent Event - January 1, 2025 Grant
On January 1, 2025, the Company granted 85,000 RSU awards to certain executives that are expected to vest with either two or three equal vesting tranches, annually on the anniversary of the grant date. Refer to the Current Report on Form 8-K filed with the SEC on October 17, 2024, for additional details.
Performance Stock Unit Activity
During the years ended December 31, 2024, and 2023, the Company granted PSU awards that are subject to a one-year vesting requirement (based on continuous employment) and contain performance conditions based on certain performance metrics. The following table summarizes the activity related to the Company's PSUs for the year ended December 31, 2024:

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2023	92,148	$17.70
Granted	137,254	$9.89
Vested	(18,030)	$17.70
Forfeited	(85,589)	$16.65
Balance, December 31, 2024	125,783	$9.89
During the year ended December 31, 2024, the PSU forfeitures were due to employee terminations and performance conditions that were not satisfied, while PSU vests were from awards granted in prior periods. The Company anticipates that a majority of the PSUs outstanding as of December 31, 2024 will forfeit in 2025 as a result of not meeting certain performance conditions.
The total vest date fair value of PSUs vested for the years ended December 31, 2024, and 2023, was $167 and $44,

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
respectively. The Company recognized $357, and $300, of total stock-based compensation expense for PSUs the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, total unamortized stock-based compensation cost related to unvested PSUs was $128 and the weighted-average period over which the compensation is expected to be recognized is less than one year.
For the year ended December 31, 2024, the Company withheld 6,321, of the 18,030, of common stock issued upon vesting of PSUs to meet employees' payroll tax withholding requirements. The tax withholding payments of $28 were made in 2024.
Stock Options
The vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and stock options may be exercised up to 10 years from the date of issuance.
There were no stock options granted or exercised during the years ended December 31, 2024, or 2023. The following table summarizes the stock option activity for the year ended December 31, 2024:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2023	57,207	$94.67	$20.20	3.69
Cancelled	(16,416)	$90.37	$13.20
Forfeited	(137)	$110.60	$98.87
Outstanding as of December 31, 2024	40,654	$96.36	$22.76	3.67
Options exercisable as of December 31, 2024	40,654	$96.36	$22.76	3.67
Vested and expected to vest as of December 31, 2024	40,654	$96.36	$22.76	3.67
The following table summarizes the unvested stock option activity for the year ended December 31, 2024:

	Number	Weighted average grant date fair value
Unvested as of December 31, 2023	1,662	$121.20
Vested	(1,525)	$116.59
Forfeited	(137)	$98.87
Unvested as of December 31, 2024	—	$—
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
For the years ended December 31, 2024, and 2023, respectively, the Company recognized $101 and $273, of total stock-based compensation expense for stock options. As of December 31, 2024, there was no unvested options or unrecognized compensation expense.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. INCOME TAXES
Loss before tax was as follows:

	Years ended December 31,
	2024	2023
United States	$(64,011)	$(58,068)
Foreign	(1,837)	(6,958)
Loss before tax	$(65,848)	$(65,026)

Significant components of income tax benefit consist of the following:

	Years ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	90	167
Foreign	706	(382)
Total current expense (benefit)	796	(215)

Deferred:
Federal	—	111
State	—	—
Foreign	73	(109)
Total deferred expense	73	2
Total income tax expense (benefit)	$869	$(213)
The reconciliation of income tax computed at the U.S. federal statutory tax rates of 21% to income tax benefit consists of the following:

	Years ended December 31,
	2024	2023
Effective rate reconciliation
U.S. federal tax benefit at statutory rate	$(13,828)	$(13,656)
State income taxes, net	71	132
Permanent items	688	120
Foreign rate differential	112	(3,988)
162(m) officers compensation	—	17
Share-based compensation	417	680
Deferred adjustments	(827)	1,035
Other, net	14	(1,320)
Valuation allowance	14,222	16,767
Total income tax expense (benefit)	$869	$(213)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Deferred income tax assets and liabilities consist of the following:

	December 31,
	2024	2023
Deferred tax assets
Lease liabilities	$12,959	$16,646
Accrued expenses	1,671	2,022
Share-based compensation	674	177
Intangible assets	1,449	1,422
Net operating loss	49,690	38,729
Inventories	7,832	5,437
Interest expense	12,658	9,466
Other	1,540	1,543
Deferred tax assets	88,473	75,442
Valuation allowance	(75,336)	(55,742)
Total deferred tax assets	13,137	19,700

Deferred tax liabilities
Property, plant and equipment	(5,479)	(8,618)
Operating lease right-of-use assets	(10,624)	(14,063)
Other	(81)	(37)
Total deferred tax liabilities	(16,184)	(22,718)
Net deferred tax liability	$(3,047)	$(3,018)

Other long-term assets - deferred tax assets	$—	$214
Long-term deferred tax liabilities	(3,047)	(3,232)
Net deferred tax liability	$(3,047)	$(3,018)
As of December 31, 2024, the Company had federal and state NOL carryforwards of approximately $183,800 and $136,400, respectively. The federal and state NOL carryforwards, if not utilized, will begin to expire in 2037 and 2027, respectively, and $170,100 of the federal losses are indefinite. As of December 31, 2023, the Company had federal and state NOL carryforwards of approximately $153,300 and $113,100, respectively. Foreign NOL carryforwards were approximately $9,700 at December 31, 2024. The foreign NOLs, if not utilized, will begin to expire in 2041.
The Company determined the amount of its valuation allowance based on estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income by jurisdiction, and the impact of tax planning strategies. As of December 31, 2024, and 2023, the Company believes it is more-likely-than-not that it will not be able to realize its U.S. deferred tax assets and therefore has maintained a full valuation allowance against its U.S. deferred tax assets. The Company has also provided valuation allowances against certain foreign deferred tax assets.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
In 2024 and 2023, the Company did not record any liabilities related to uncertain tax positions. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2024. The Company recognizes interest and penalties relating to unrecognized tax benefits as part of its income tax expense. The Company’s major filing jurisdictions are the United States and Canada. Due to the Company’s NOL carryforwards, the Company’s income tax returns remain subject to examination by federal, foreign and most state taxing authorities for all tax years.
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
15. FAIR VALUE MEASUREMENTS
Recurring and Nonrecurring
As described in Note 3 – Restructuring and Asset Sales, during the second quarter of 2024, the Company entered into an agreement to sell approximately 20 acres of the 140 acres of owned land at its Goshen, New York location. The Company measured the held-for-sale land asset at estimated fair value based on the agreement, which was considered a Level 2 fair value measurement. The land had a carrying value of $470, which was consistent with the estimated sale price less costs to sell, and therefore no estimated gain or loss was recorded in the year ended December 31, 2024. The $470 carrying value of the land has been reclassified from property, plant and equipment, net, to assets held for sale on the Company's condensed consolidated balance sheets at June 30, 2024 and September 30, 2024. The transaction closed in the fourth quarter of 2024, and the Company has no assets held for sale as of December 31, 2024.
Other Fair Value Measurements
The following table summarizes the fair value of the Company’s assets and liabilities which are provided for disclosure purposes:

		December 31, 2024		December 31, 2023
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	26,111	26,111	30,312	30,312

Liabilities
Finance leases	Level 3	8,289	8,437	9,688	9,688
Term Loan	Level 2	119,303	95,442	122,500	98,000
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The estimated fair value of finance leases, which were considered Level 3 fair value measurements were calculated as the present value of the required future cash outflows discounted at an estimated borrowing rate. Finance leases primarily relate to the Sale-Leaseback transaction that was entered into in the first quarter of 2023. The fair value of the Term Loan was estimated based on Level 2 fair value measurements and was based on bank quotes. The carrying amount of the Term Loan reported above excludes unamortized debt discount and deferred financing costs. Refer to Note 7 – Leases and Note 10 – Debt, for further discussion of the Company's finance leases and Term Loan, respectively.
The Company did not have any transfers between Levels within the fair value hierarchy during the periods presented.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective for the period covered by this Annual Report on Form 10-K.
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
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This annual report does not include an attestation report of our independent registered public accounting firm as it is not required.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     OTHER INFORMATION
(a) On February 28, 2025, Richard D. Moss, a non-employee director of the Company, tendered his resignation from the Company’s board of directors to be effective as of immediately prior to the Company’s 2025 Annual Meeting of Stockholders, which has been accepted by the board of directors. Mr. Moss did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
(b) During the year ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
The following table sets forth the name, age, and position of each of our executive officers and directors as of March 5, 2025.

Name	Age	Position
B. John Lindeman	55	Chief Executive Officer and Principal Executive Officer
Mark Parker	65	President
Kevin O'Brien	45	Chief Financial Officer
Erica Ackerman	49	Chief Accounting Officer
William Toler	65	Executive Chairman of the Board of Directors
Patrick Chung	35	Director
Susan P. Peters	71	Director, Chairperson of Compensation Committee
Renah Persofsky	66	Director, Chairperson of Nominating and Corporate Governance Committee
Richard D. Moss	67	Director, Chairperson of Audit Committee and Mergers and Acquisitions Committee
Melisa Denis	61	Director
B. John Lindeman, Chief Executive Officer and Principal Executive Officer
Mr. Lindeman has served as our Chief Executive Officer and Principal Executive Officer since January 2025. Mr. Lindeman had served as the Company’s Executive Vice President since August 2022 and Chief Financial Officer since March 2020. From August 2015 until assuming his role at Hydrofarm in March 2020, Mr. Lindeman served as Chief Financial Officer and Corporate Secretary at Calavo Growers, Inc. (Nasdaq: CVGW) (“Calavo”), a global avocado-industry leader and expanding provider of valued-added fresh food, where he was responsible for the finance, accounting, IT and human resource functions. Prior to joining Calavo, Mr. Lindeman held various leadership positions within the finance and investment banking industries, including serving as managing director at Sageworth Trust Company, a family office and private trust company, from March 2015 to July 2015, managing director and co-head of the consumer and retail group at Janney Montgomery Scott from August 2009 to March 2015, managing director at Stifel, Nicolaus & Co., Inc. from December 2005 to August 2009 and principal at Legg Mason from October 1999 to December 2005. Prior to joining Legg Mason, he was a Manager at PricewaterhouseCoopers LLP from August 1996 to October 1999. Mr. Lindeman currently serves as a director of both Utz Brands, Inc. (NYSE: UTZ), a position he has held since September 2020, and Calavo where he has served since June 2024. Mr. Lindeman is a Chartered Financial Analyst and holds a Bachelor of Science in Business Administration from the University of Mary Washington.
Mark Parker, President
Mark Parker has served as our President since January 2025. Mr. Parker had served as the Company’s Executive Vice President of Sales and Business Development since February 2022. Mr. Parker has over 30 years of experience in sales and marketing, and leading complex integration projects in multiple industries, in particular with consumer packaging goods. From May 2019 until February 2022, Mr. Parker served as the Company’s Senior Vice President of Business Development. Prior to joining Hydrofarm, Mr. Parker was the founder and Chief Executive Officer of iQ Solutions, where he spent nine years assisting organizations in commercialization efforts focused on sales and marketing. Mr. Parker also previously served as Senior Vice President of Trade Marketing, U.S. Soup Division, for Campbell Soup Company (NYSE: CPB), where he introduced innovative initiatives as “Soup to Go” (convenience in a package) and iQ Shelf, an in-store approach to simplify consumer shopping experience and drive mutual share growth. Mr. Parker holds a Bachelor of Science in Economics from Wingate University.

Kevin O’Brien, Chief Financial Officer
Mr. O’Brien has served as our Chief Financial Officer since January 2025. Mr. O’Brien had served as the Company’s Chief Accounting Officer since March 2022. Prior to joining Hydrofarm, Mr. O’Brien served as the Chief Accounting Officer of CPI Card Group Inc. (Nasdaq: PMTS) since April 2018. Mr. O’Brien previously served as the Director of Corporate Accounting and SEC Reporting at the same company from March 2016 until April 2018. Mr. O’Brien has over 20 years of accounting experience, including serving as a Senior Audit Manager at Deloitte & Touche LLP. Mr. O’Brien is a Colorado Certified Public Accountant and received a Bachelor of Science in Business with an emphasis in Accounting from University of Colorado and a Master of Science with an emphasis in Accounting from the same institution.
Erica Ackerman, Chief Accounting Officer
Ms. Ackerman has served as our Chief Accounting Officer since January 2025 and Corporate Controller since March 2023. Ms. Ackerman had served as Assistant Controller from March 2021 to March 2023. Prior to joining Hydrofarm, Ms. Ackerman spent over 14 years at McKesson Corporation, including as Director of Global Corporate Reporting from June 2018 to July 2020 and as Senior Manager of Technical Accounting from January 2013 to June 2018. Ms. Ackerman is a California Certified Public Accountant and earned her Bachelor of Business Administration from the University of Washington Foster School of Business.
William Toler, Executive Chairman of the Board of Directors
Mr. Toler has served as our Executive Chairman of our board of directors since January 2025. Mr. Toler had served as our Chief Executive Officer since January 1, 2019, until his appointment to office of Executive Chairman. Prior to joining Hydrofarm in 2019, Mr. Toler was the Chief Executive Officer of Hostess Brands, Inc. (Nasdaq: TWNK) ("Hostess"), a food and beverage company, from April 2014 to March 2018. Under his leadership, Hostess successfully re-established the iconic Hostess brand as a leader within the sweet baked goods category, returned the company to profitability and transitioned Hostess from a private to public company. Mr. Toler has over 35 years of executive leadership experience in supply chain management and consumer packaged goods, including previously having served as Chief Executive Officer of AdvancePierre Foods, from September 2008 to August 2013, and President of Pinnacle Foods. He has also held executive roles at Campbell Soup Company (NYSE: CPB), Nabisco, and Procter & Gamble (NYSE: PG). Mr. Toler served on the board of directors of Collier Creek Holdings from September 2018 to September 2020, Hostess Brands from May 2014 to March 2018, AdvancePierre Foods from 2008 to 2013 and Pinnacle Foods from 2007 to 2008. In addition, Mr. Toler has also served as a senior advisor at Oaktree Capital Management, an investment management firm, from September 2013 to April 2014. Mr. Toler holds a B.A. in Business Management and Economics from North Carolina State University.
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
Renah Persofsky, Director
Ms. Persofsky has served as our director since November 10, 2020. Ms. Persofsky has over 40 years of business experience. Ms. Persofsky has served as the Chief Executive Officer of Strajectory Corp. since 2010 and served as an executive consultant of Canadian Imperial Bank of Commerce (NYSE: CM) from 2011 to 2021. Ms. Persofsky served as the Chairwoman of BookJane Inc. from October 2016 to December 2021; a director of Tilray Brands, Inc. (Nasdaq: TLRY) (f/k/a Aphria Inc.) since October 2017 and the Vice Chairwoman and Lead Director since October 2019; the Chairwoman of Green Gruff Inc. since July 2019; a director of Greenlane Holdings (Nasdaq: GNLN) since April 2022; and a director at Oceansix Future Paths Ltd. (TSXV: OSIX) (f/k/a K.B. Recycling Industries Ltd.) from April 2021 to January 2025. Ms. Persofsky has also previously served as an executive consultant to many iconic brands including Tim Hortons, Canadian Tire (OTCMKTS: CDNAF), Canada Post and Interac, and was an executive officer of the Bank of Montreal (NYSE: BMO). Ms. Persofsky previously co-chaired the Canadian Minister’s Advisory Committee on Electronic Commerce, as well as served as a special advisor to the Minister of Foreign Affairs and Trade. Ms. Persofsky received her degree from the Rotman School of Management at the University of Toronto. Ms. Persofsky was selected to serve on our board of directors because of her global business and e-commerce expertise, and her experience with the cannabis industry.
Richard D. Moss, Director
Mr. Moss has served as our director since November 10, 2020. Mr. Moss served as Chief Financial Officer of Hanesbrands Inc. (NYSE: HBI), a leading Fortune 500 apparel company, from October 2011 until October 2017, after which he served in an advisory role at Hanesbrands until his retirement on December 31, 2017. Prior to his appointment as Chief Financial Officer, Mr. Moss led several key financial functions, including treasury and tax, at Hanesbrands from 2006 to 2011. From 2002 to 2005, Mr. Moss served as Vice President and Chief Financial Officer of Chattem Inc. (Nasdaq: CHTT), a leading marketer and manufacturer of branded over-the-counter health-care products, toiletries and dietary supplements. Mr. Moss also previously served as a senior advisor to Nexo Capital Partners from January 2018 until December 2020. Mr. Moss served as a director of Winnebago Industries, Inc. (NYSE: WGO), a leading U.S. recreational vehicle manufacturer from February 2017 through December 2024, and has served as a director of Nature’s Sunshine Products, Inc. (Nasdaq: NATR) since May 2018. Mr. Moss received a B.A. and an M.B.A. from Brigham Young University. Mr. Moss was selected to serve on our board of directors because of his significant financial and corporate governance experience, including experience with public, consumer-oriented companies.
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
Item 11.         EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

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

2.2+
Securities Purchase Agreement, dated as of June 17, 2021, by and among Hydrofarm Holdings Group, Inc., Gotham Properties LLC, Aurora Innovations Inc., an Oregon corporation, Aurora International, Inc., and certain equity holders party thereto (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-39773) filed with the SEC on June 21, 2021).

2.3+
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

2.5+
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

3.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Hydrofarm Holdings Group, Inc. (incorporated by reference to the Company’ Current Report on Form 8-K (File No. 001-39773) filed with the SEC on February 18, 2025.

3.5	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).
4.1
Specimen Common Stock Certificate of the Hydrofarm Holdings Group, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

4.2*	Description of Capital Stock.

Exhibit	Description

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

10.7
Sixth Amendment to Credit Agreement, dated November 1, 2024, by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, Field 16, LLC, Innovative Growers Equipment, Inc., Manufacturing & Supply Chain Services, Inc., Hydrofarm Investment Corp., Hydrofarm Holdings LLC, EHH Holdings, LLC, Sunblaster LLC, Hydrofarm Canada, LLC, Sunblaster Holdings ULC, Eddi’s Wholesale Garden Supplies Ltd., House & Garden Holdings, LLC, Aurora International, LLC, Aurora Peat Products ULC, Greenstar Plant Products Inc., Innovative AG Installation, Inc., Innovative Racking Systems, Inc., Innovative Shipping Solutions, Inc., Innovative Growers Equipment Canada, Inc., and JPMorgan Chase Bank, N.A., as lender and administrative agent (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2024).

10.8+
Credit and Guaranty Agreement, dated as of October 25, 2021, by and among Hydrofarm Holdings Group, Inc., the other credit parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).

Exhibit	Description

10.9
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

10.10+
Unit Purchase and Contribution Agreement, dated as of April 26, 2021, by and among Hydrofarm Holdings Group, Inc., Field 16, LLC, F16 Holding LLC and the members of F16 Holding LLC (incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-1 (File No. 333-255510) filed with the SEC on April 26, 2021).

10.11**
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

10.17**
Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).

10.18**
Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).

10.19**
Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).

10.20**
Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Performance Stock Unit Grant Notice (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).

10.21	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).
10.22**	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021)
10.23+
Purchase Agreement, dated May 10, 2024, by and between Hydrofarm Holdings Group, Inc. and CM Fabrication, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024).

19.1*	Insider Trading Policy
21.1*	Subsidiaries of Hydrofarm Holdings Group Inc.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K (File No. 001-39773) filed with the SEC on February 29, 2024).
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit	Description

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Hydrofarm Holdings Group, Inc.

Date: March 5, 2025	/s/ B. John Lindeman
B. John Lindeman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ B. John Lindeman	Chief Executive Officer	March 5, 2025
B. John Lindeman	(Principal Executive Officer)

/s/ Kevin O'Brien	Chief Financial Officer	March 5, 2025
Kevin O'Brien	(Principal Financial Officer)

/s/ Erica Ackerman	Chief Accounting Officer	March 5, 2025
Erica Ackerman	(Principal Accounting Officer)

/s/ William Toler	Executive Chairman of the Board of Directors	March 5, 2025
William Toler

/s/ Susan Peters		March 5, 2025
Susan Peters	Director

/s/ Patrick Chung		March 5, 2025
Patrick Chung	Director

/s/ Renah Persofsky		March 5, 2025
Renah Persofsky	Director

/s/ Richard D. Moss		March 5, 2025
Richard D. Moss	Director

/s/ Melisa Denis		March 5, 2025
Melisa Denis	Director