Form 10-Q
period 2025-03-31
HYDROFARM HOLDINGS GROUP, INC.
filed 2025-05-13
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to
Commission File Number: 001-39773

Hydrofarm Holdings Group, Inc.
(Exact name of registrant as specified in its charter)
Former Name or Former Address, if changed since last report: Not Applicable

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 5, 2025, the registrant had 4,642,957 shares of common stock, $0.0001 par value per share, outstanding.

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
The Charter Amendment provides that at the Effective Time, every 10 shares of Hydrofarm Holdings’ issued and outstanding shares of Common Stock immediately prior to the Effective Time, were automatically converted, without any action on the part of the holder thereof, into one share of Common Stock. The number of authorized shares of Common Stock and the par value of each share of Common Stock remained unchanged. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive a fractional share in connection with the Reverse Stock Split received a cash payment in lieu thereof.
The Company has adjusted the presentation of all periods covered by the condensed consolidated financial statements contained herein to give retroactive effect to the Reverse Stock Split, including adjustments to net loss per share and other per share of Common Stock amounts.

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
•potential tariffs or interruptions to global trade;
•the potential for future charges associated with the impairment of our long-lived assets, inventory allowances and purchase commitment losses, and accounts receivable reserves;
•our liquidity;
•our ability to meet the continued listing standards of The Nasdaq Capital Market ("Nasdaq");
•the anticipated impact of our restructuring activities on our expenses and cash expenditures;
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
•the results of our acquisitions, dispositions and strategic alliances;
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
•our current level of indebtedness;
•our dependence on third parties, or the performance of third parties on which we depend;
•any change to our reputation or to the reputation of our products;
•the fluctuation in the prices of the products we distribute;
•competitive industry pressures;

•the consolidation of businesses within our industry;
•compliance with environmental, health and safety laws;
•our ability to protect and defend against litigation, including claims related to intellectual property rights;
•product shortages and relationships with key suppliers;
•our ability to attract and retain key employees;
•the volatility of the price of our common stock;
•the marketability of our common stock; and
•other risks and uncertainties, including those listed herein as well as under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2025 (the “2024 Annual Report”).
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

SPECIAL NOTE REGARDING CERTAIN TERMINOLOGY IN THIS ANNUAL REPORT ON FORM 10-Q
Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Hydrofarm,” “the Company,” “we,” “our” and “us” refer to Hydrofarm Holdings Group, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$13,728	$26,111
Accounts receivable, net	20,919	14,756
Inventories	49,902	50,633
Prepaid expenses and other current assets	4,137	3,712
Total current assets	88,686	95,212
Property, plant and equipment, net	36,456	37,545
Operating lease right-of-use assets	40,863	42,869
Intangible assets, net	243,079	249,002
Other assets	1,473	1,476
Total assets	$410,557	$426,104
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,092	$12,279
Accrued expenses and other current liabilities	7,414	10,647
Deferred revenue	2,307	2,611
Current portion of operating lease liabilities	7,785	7,731
Current portion of finance lease liabilities	467	459
Current portion of long-term debt	5,876	1,260
Total current liabilities	39,941	34,987
Long-term operating lease liabilities	35,629	37,553
Long-term finance lease liabilities	7,711	7,830
Long-term debt	109,968	114,693
Deferred tax liabilities	3,047	3,047
Other long-term liabilities	4,316	4,272
Total liabilities	200,612	202,382
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 4,615,725 and 4,614,279 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively)	—	—
Additional paid-in capital	790,565	790,094
Accumulated other comprehensive loss	(8,774)	(8,911)
Accumulated deficit	(571,846)	(557,461)
Total stockholders’ equity	209,945	223,722
Total liabilities and stockholders’ equity	$410,557	$426,104
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2025	2024
Net sales	$40,534	$54,172
Cost of goods sold	33,657	43,247
Gross profit	6,877	10,925
Operating expenses:
Selling, general and administrative	17,863	19,621
Loss from operations	(10,986)	(8,696)
Interest expense	(3,377)	(3,931)
Other income, net	60	215
Loss before tax	(14,303)	(12,412)
Income tax expense	(82)	(196)
Net loss	$(14,385)	$(12,608)

Net loss per share:
Basic	$(3.12)	$(2.75)
Diluted	$(3.12)	$(2.75)
Weighted-average shares of common stock outstanding:
Basic	4,614,510	4,581,221
Diluted	4,614,510	4,581,221
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2025	2024
Net loss	$(14,385)	$(12,608)
Other comprehensive loss:
Foreign currency translation gain (loss)	137	(729)
Total comprehensive loss	$(14,248)	$(13,337)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	4,578,841	$—	$787,851	$(6,497)	$(490,744)	$290,610
Issuance of common stock for vesting of stock awards	29,301	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(104,973)	—	(97)	—	—	(97)
Stock-based compensation expense	—	—	853	—	—	853
Net loss	—	—	—	—	(12,608)	(12,608)
Foreign currency translation loss	—	—	—	(729)	—	(729)
Balance, March 31, 2024	4,503,169	$—	$788,607	$(7,226)	$(503,352)	$278,029

Balance, December 31, 2024	4,614,279	$—	$790,094	$(8,911)	$(557,461)	$223,722
Issuance of common stock for vesting of stock awards	2,267	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(821)	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	474	—	—	474
Net loss	—	—	—	—	(14,385)	(14,385)
Foreign currency translation gain	—	—	—	137	—	137
Balance, March 31, 2025	4,615,725	$—	$790,565	$(8,774)	$(571,846)	$209,945
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2025	2024
Operating activities
Net loss	$(14,385)	$(12,608)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	7,309	7,885
Provision for inventory obsolescence	312	568
Stock-based compensation expense	474	853
Non-cash operating lease expense	1,941	2,244
Other	905	43
Changes in assets and liabilities:
Accounts receivable	(6,768)	(5,715)
Inventories	413	2,156
Prepaid expenses and other current assets	(421)	442
Other assets	(37)	100
Accounts payable	3,831	2,892
Accrued expenses and other current liabilities	(3,221)	1,282
Deferred revenue	(304)	(370)
Lease liabilities	(1,812)	(1,976)
Other long-term liabilities	—	(93)
Net cash used in operating activities	(11,763)	(2,297)
Investing activities
Capital expenditures of property, plant and equipment	(244)	(1,442)
Other	(4)	34
Net cash used in investing activities	(248)	(1,408)
Financing activities
Borrowings under foreign revolving credit facilities	95	158
Repayments of foreign revolving credit facilities	(86)	(190)
Repayments of Term Loan	(307)	(1,974)
Payment of withholding tax related to stock awards	(3)	(97)
Finance lease principal payments	(112)	(255)
Net cash used in financing activities	(413)	(2,358)
Effect of exchange rate changes on cash and cash equivalents	41	(97)
Net decrease in cash and cash equivalents	(12,383)	(6,160)
Cash and cash equivalents at beginning of period	26,111	30,312
Cash and cash equivalents at end of period	$13,728	$24,152

Non-cash investing and financing activities
Right-of-use assets relinquished under operating lease obligations, net	$(81)	$—
Capital expenditures included in accounts payable and accrued liabilities	28	155
Supplemental information
Cash paid for interest	5,212	4,708
Cash paid for income taxes	110	5
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
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the SEC for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and, in the opinion of management, reflect all normal and recurring adjustments which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated financial statements of the Company, which is included in the 2024 Annual Report. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2024 Annual Report.
On February 12, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of the Company's common stock, effective February 12, 2025 at 5:00 p.m., Eastern Time and the Company's shares of common stock began trading on a split-adjusted basis on The Nasdaq Capital Market at the commencement of trading on February 13, 2025, under the Company's existing trading symbol “HYFM”. There was no adjustment to the number of authorized shares or the par value. The Company has adjusted the presentation of all periods covered by the condensed consolidated financial statements contained herein to give retroactive effect to the Reverse Stock Split, including adjustments to net loss per share and other per share of Common Stock amounts.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Significant estimates include provisions for sales returns, rebates and claims from customers, realization of accounts receivable and inventories, fair value of assets acquired and liabilities assumed for business combinations, valuation of intangible assets, estimated useful lives of long-lived assets, incremental borrowing rate applied in lease accounting, valuation of stock-based compensation, recognition of deferred income taxes, classification of debt pursuant to certain terms in the Company's credit agreements, recognition of liabilities related to commitments and contingencies, asset retirement obligations ("AROs"), and valuation allowances. Actual results may differ from these estimates.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in its business or new information available.
Segment and entity-wide information
Segment information
The Company's chief operating decision maker ("CODM") is the Chief Executive Officer who reviews financial information for the purposes of making operating decisions, assessing financial performance and allocating resources. The business is organized as one operating segment managed on a consolidated basis, and one reportable segment, which is the distribution and manufacture of CEA equipment and supplies.
For the purposes of making operating decisions, assessing financial performance and allocating resources, the CODM reviews financial statement metrics on a consolidated basis, including net sales, gross profit, selling. general and administrative expenses ("SG&A"), and net income (loss) as presented in the condensed consolidated statements of operations. Net income (loss) is the primary measure of profit or loss reviewed by the CODM. In addition, the CODM reviews consolidated total assets and significant components such as inventories, cash and other assets for the purposes of evaluating financial performance. Significant expense categories regularly reviewed by the CODM are comprised of cost of goods sold and SG&A. The other components of net income (loss) as disclosed in the statements of operations that are not significant segment expenses are loss on asset disposition, interest expense, other income, net, and income tax expense. Therefore, the Company is cross referencing to the U.S. GAAP financial statement measures as presented in the condensed consolidated statement of operations, in connection with adoption of ASU 2023-07. Since the Company operates as one reportable segment, all required segment financial information is found in the condensed consolidated financial statements and footnotes, and within the entity-wide disclosures presented below.
Entity-wide information
Net sales and property, plant and equipment, net and operating lease right-of-use assets in the United States and Canada, as determined by the location of the subsidiaries, are shown below. Other foreign locations, which are immaterial, individually and in the aggregate, are included in the United States below.

	Three months ended March 31,
	2025	2024
United States	$32,277	$40,455
Canada	9,022	14,425
Eliminations	(765)	(708)
Total consolidated net sales	$40,534	$54,172

	March 31, 2025	December 31, 2024
United States	$48,558	$50,928
Canada	28,761	29,513
Total property, plant and equipment, net and operating lease right-of-use assets	$77,319	$80,441
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
Inventories
Inventories consist of finished goods, work-in-process, and raw materials used in manufacturing products. Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. The Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold or otherwise disposed. If inventory is sold, any related reserves would be reversed in the period of sale. During the year ended December 31, 2024, the Company estimated inventory markdowns relating to restructuring charges based upon current and anticipated demand, customer preferences, business strategies, and market conditions including management's actions with respect to inventory raw materials and products and brands being removed from the Company's portfolio.
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
The amount billed to customers for shipping and handling costs included in net sales was $1,403 and $2,939 during the three months ended March 31, 2025 and 2024, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits reported within deferred revenue in the condensed consolidated balance sheets, totaled $2,307 and $2,611 as of March 31, 2025, and December 31, 2024, respectively. During the three months ended March 31, 2025, the Company recognized $657 of previously deferred revenue, recorded customer deposits of $589 and noted $236 of additional decreases primarily due to customer refunds. There are no significant financing components and the majority of revenue is recognized within one year. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Recent accounting pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires greater disaggregation of information in the effective tax rate reconciliation, income taxes paid disaggregated by jurisdiction, and certain other amendments related to income tax disclosures. This guidance will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.
3. RESTRUCTURING AND ASSET SALES
Restructuring
The Company began a restructuring plan (the "Restructuring Plan") in 2022, and undertook significant actions to streamline operations, reduce costs and improve efficiencies. The major initiatives of the first phase of the Restructuring Plan included (i) narrowing the Company's product and brand portfolio and (ii) the relocation and consolidation of certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach. The Company completed the first phase of the Restructuring Plan during the year ended December 31, 2023.
As a result of the continued adverse market conditions, the Company implemented a second phase of the Restructuring Plan beginning in the third quarter of 2023, including U.S. manufacturing facility consolidations, in particular with respect to production of certain durable equipment products. Restructuring activities included termination and disposal costs associated with inventory, facilities, and headcount reductions, and non-cash charges consisting of fixed asset and inventory write-downs.
During the three months ended March 31, 2024, the Company recorded pre-tax restructuring charges of $138 for the second phase, relating primarily to cash charges associated with the consolidation of U.S. manufacturing facilities. Of the $138 recorded charges, $91 was recorded within Cost of goods sold on the condensed consolidated statements of operations, while $47 was recorded within SG&A expenses on the condensed consolidated statements of operations.
During the three months ended March 31, 2025, the Company incurred approximately $362 of additional restructuring charges for the second phase, which were primarily cash charges and recorded in Cost of goods sold on the condensed consolidated statements of operations. Additionally, the remaining accrual balance of $103 as of December 31, 2024, was settled during the three months ended March 31, 2025, and there is no remaining accrual balance.
The second phase of the Restructuring Plan is complete as of March 31, 2025. Total costs incurred relating to this second phase of the Restructuring Plan, from its commencement in 2023 through completion, were (i) $9,737 of non-cash charges relating primarily to inventory markdowns, and (ii) $2,034 of cash charges relating primarily to the consolidation of U.S. manufacturing facilities.
The following tables present the activity in accrued expenses and other current liabilities for restructuring costs related to the second phase of the Restructuring Plan for the three months ended March 31, 2024:

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

Three Months Ended March 31, 2024
Restructuring Accruals as of December 31, 2023	$187
Expense	130
Cash Payments	(180)
Restructuring Accruals as of March 31, 2024	$137
Refer to Item 2. Management’s Discussion And Analysis Of Financial Condition And Results of Operations – Market Conditions for further explanation of the Restructuring Plan. The amounts the Company will ultimately realize could differ from these estimates.
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
Assets and liabilities that were sold, disposed or terminated in connection with the Asset Sale included $11,616 of inventories, $3,721 of property, plant and equipment, $2,573 of technology intangible assets, and $90 of other net liabilities. The Company paid cash to terminate the facility operating lease for $1,275 and certain equipment finance leases for $668. The Company incurred an estimated $417 of transaction costs, including legal fees and other transaction-related expenses. The Company recorded a loss on asset disposition of $11,520 on the condensed consolidated statements of operations for the year ended December 31, 2024, which included the aforementioned assets and liabilities derecognized, and operating and finance lease termination payments. The Company estimated the amount of cash proceeds associated with the sale of inventories as $4,960 and property, plant and equipment as $3,700, and classified the amounts within net cash from operating activities and investing activities, respectively, on the condensed consolidated statements of cash flows for the year ended December 31, 2024.
Pursuant to requirements in the Company's Revolving Credit Facility (as defined below) consent was obtained from JPMorgan Chase Bank, N.A., as administrative agent to permit the Asset Sale. The net cash proceeds of approximately $6,300 from this transaction are subject to a provision whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. Refer to Note 10 – Debt for further details.
The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement, which was filed as Exhibit 10.23 to the 2024 Annual Report.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
4. INTANGIBLE ASSETS, NET
Intangible assets, net comprised the following:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$8,995	$(8,688)	$307	$8,982	$(8,625)	$357
Customer relationships	99,806	(41,066)	58,740	99,806	(39,230)	60,576
Technology, formulations and recipes	110,381	(35,727)	74,654	110,381	(33,401)	76,980
Trade names and trademarks	131,492	(25,106)	106,386	131,492	(23,432)	108,060
Other	4,717	(4,526)	191	4,716	(4,488)	228
Total finite-lived intangible assets, net	355,391	(115,113)	240,278	355,377	(109,176)	246,201
Indefinite-lived intangible asset:
Trade name	2,801	—	2,801	2,801	—	2,801
Total Intangible assets, net	$358,192	$(115,113)	$243,079	$358,178	$(109,176)	$249,002
Amortization expense related to intangible assets was $5,933 and $6,084 for the three months ended March 31, 2025 and 2024, respectively.
The following are the estimated useful lives and the weighted-average amortization period remaining as of March 31, 2025, for the major classes of finite-lived intangible assets:

	Useful lives	Weighted-average amortization period remaining
Computer software	3 to 5 years	1 year
Customer relationships	7 to 18 years	9 years
Technology, formulations and recipes	8 to 12 years	8 years
Trade names and trademarks	15 to 20 years	16 years
The estimated aggregate future amortization expense for intangible assets subject to amortization as of March 31, 2025, is summarized below:

Estimated Future Amortization Expense
For the period of April 1, 2025 to December 31, 2025	$17,801
Year ending December 31,
2026	23,532
2027	23,359
2028	22,713
2029	21,582
2030	21,394
Thereafter	109,897
Total	$240,278

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
Diluted loss per common share represents net loss divided by the weighted-average number of common shares outstanding during the period, including common stock equivalents. Common stock equivalents consist of shares subject to share-based awards with exercise prices less than the average market price of the Company’s common stock for the period, to the extent their inclusion would be dilutive.
The following table presents basic and diluted loss per common share for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Net loss	$(14,385)	$(12,608)
Weighted-average shares of common stock outstanding	4,614,510	4,581,221
Dilutive effect of share based compensation awards using the treasury stock method	—	—
Diluted weighted-average shares of common stock outstanding	4,614,510	4,581,221
Basic loss per common share	$(3.12)	$(2.75)
Diluted loss per common share	$(3.12)	$(2.75)
The computation of the weighted-average shares of common stock outstanding for diluted loss per common share excludes the following potential shares of common stock as their inclusion would have an anti-dilutive effect on diluted loss per common share:

	Three months ended March 31,
	2025	2024
Shares subject to unvested or deferred performance and restricted stock units	377,812	112,949
Shares subject to stock options outstanding	35,975	44,374
6. ACCOUNTS RECEIVABLE, NET, AND INVENTORIES
Accounts receivable, net comprised the following:

	March 31, 2025	December 31, 2024
Trade accounts receivable	$20,309	$14,112
Allowance for doubtful accounts	(621)	(706)
Other receivables	1,231	1,350
Total accounts receivable, net	$20,919	$14,756

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The change in the allowance for doubtful accounts consisted of the following:

	Three months ended March 31,
	2025	2024
Beginning balance	$(706)	$(920)
Changes in estimates	(585)	(124)
Write-offs	712	229
Collections/Other	(42)	31
Ending balance	$(621)	$(784)
Inventories comprised the following:

	March 31, 2025	December 31, 2024
Finished goods	$43,745	$44,372
Work-in-process	962	1,137
Raw materials	11,863	12,398
Allowance for inventory obsolescence	(6,668)	(7,274)
Total inventories	$49,902	$50,633
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
7. LEASES
The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2038. Also, the Company leases some property, plant and equipment under finance leases. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 20 years. However, these options are generally not reflected in the calculation of the right-of-use assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company incurred operating lease costs of $2,384 and $2,750 during the three months ended March 31, 2025 and 2024, respectively. These costs are included primarily within SG&A in the condensed consolidated statements of operations and do not include lease termination costs associated with the Asset Sale. Refer to Note 3 – Restructuring and Asset Sales for further details.
The Company has operating subleases and logistics agreements which have been accounted for by reference to the underlying asset subject to the lease, primarily as an offset to rent expense, primarily within SG&A. For the three months ended March 31, 2025 and 2024, the Company recorded sublease and logistics income of $1,188 and $738, respectively.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Total right-of-use ("ROU") assets, finance lease assets, and lease liabilities were as follows:

	Balance Sheet Classification	March 31, 2025	December 31, 2024
Lease assets
Operating lease assets	Operating lease right-of-use assets	$40,863	$42,869
Finance lease assets	Property, plant and equipment, net	7,091	7,279
Total lease assets		$47,954	$50,148

Lease liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$7,785	$7,731
Finance leases	Current portion of finance lease liabilities	467	459
Noncurrent:
Operating leases	Long-term operating lease liabilities	35,629	37,553
Finance leases	Long-term finance lease liabilities	7,711	7,830
Total lease liabilities		$51,592	$53,573
The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with remaining terms greater than one year as of March 31, 2025 are as follows:

	Operating	Finance
For the period of April 1, 2025 to December 31, 2025	$7,137	$661
Year ending December 31,
2026	8,693	847
2027	8,781	850
2028	8,243	805
2029	5,374	822
2030	4,240	838
Thereafter	6,643	6,379
Total lease payments	49,111	11,202
Less portion representing interest	(5,697)	(3,024)
Total principal	43,414	8,178
Less current portion	(7,785)	(467)
Long-term portion	$35,629	$7,711
Subsequent event - Lease Renewal
In April 2025, Hydrofarm renewed the lease at its Edmonton, Canada peat moss harvesting facility. The lease has been extended by a term of seven years, through April 2033, with annual rent of $347 at the beginning of the renewal period, with annual fixed increases until the final year when annual rent is $419. The Company accounts for the lease as an operating lease.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net comprised the following:

	March 31, 2025	December 31, 2024
Machinery and equipment	$23,606	$23,531
Peat bogs and related development	11,936	11,895
Building and improvements	10,327	10,313
Land	5,640	5,630
Furniture and fixtures	4,267	4,239
Computer equipment	3,160	3,152
Leasehold improvements	3,247	3,185
Gross property, plant and equipment	62,183	61,945
Less: accumulated depreciation	(25,727)	(24,400)
Total property, plant and equipment, net	$36,456	$37,545
Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,376 and $1,801 for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $9,801, less accumulated depreciation of $2,710. As of December 31, 2024, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $9,823, less accumulated depreciation of $2,544.
The Company operates peat bogs in Alberta, Canada. Under current provincial laws the Company is subject to certain AROs and the remediation of the peat bog sites are under provincial oversight. The Company periodically evaluates expected remediation costs associated with the peat bog sites that it operates. When the Company concludes that it is probable that a liability has been incurred, a provision is made for management's estimate of the liability. As of March 31, 2025, and December 31, 2024, the Company had AROs of $274 and $284, respectively, recorded in Accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of March 31, 2025, and December 31, 2024, the Company had AROs of $4,275 and $4,232, respectively, recorded in Other long-term liabilities on the condensed consolidated balance sheets.
The following table presents changes in asset retirement obligations for the following periods:

	Three months ended March 31,
	2025	2024
Balance, beginning of the period	$4,516	$5,216
Liabilities incurred in the period	—	—
Liabilities settled in the period	(10)	(224)
Accretion expense	37	46
Other	6	(110)
Balance, end of the period	$4,549	$4,928

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	March 31, 2025	December 31, 2024
Accrued compensation and benefits	$2,448	$1,987
Interest accrual	73	2,141
Freight, custom and duty accrual	1,007	1,130
Goods in transit accrual	711	574
Income tax accrual	229	127
Asset retirement obligations	274	284
Other accrued liabilities	2,672	4,404
Total accrued expenses and other current liabilities	$7,414	$10,647
10. DEBT
Debt is comprised of the following:

	March 31, 2025	December 31, 2024
Term Loan - Principal	$118,995	$119,303
Term Loan - unamortized discount and deferred financing costs	(3,258)	(3,443)
Term Loan - net of unamortized discount and deferred financing costs	115,737	115,860
Other	107	93
Total debt	$115,844	$115,953

Current portion of long-term debt	$5,876	$1,260
Long-term debt - net of unamortized discount and deferred financing costs of $3,258 and $3,443 as of March 31, 2025, and December 31, 2024, respectively	109,968	114,693
Total debt	$115,844	$115,953
Term Loan
On October 25, 2021, the Company and certain of its direct and indirect subsidiaries (the "Obligors") entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which the Company borrowed a $125,000 senior secured term loan (“Term Loan”). The Term Loan was amended by Amendment No. 1 to the Credit and Guaranty Agreement (“Amendment No. 1”) effective on June 27, 2023, to replace the London Interbank Offered Rate ("LIBOR") referenced rates with Secured Overnight Financing Rate ("SOFR") referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor), plus 5.50%. The ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the provisions of Amendment No. 1, included as Exhibit 10.9 to the 2024 Annual Report. Capitalized terms referenced above are defined in the Term Loan.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The Term Loan was subject to a call premium of 1% if called prior to October 25, 2023, and 0% thereafter, and matures on October 25, 2028 ("Maturity Date"). Deferred financing costs are being amortized to interest expense over the term of the loan. For the three months ended March 31, 2025, the effective interest rate was 10.93% and interest expense was $3,214, which includes amortization of deferred financing costs and discount of $185.
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
As described in Note 3 – Restructuring and Asset Sales, the Company completed the Asset Sale for gross proceeds of $8,660 in May 2024. The net cash proceeds of approximately $6,300 from this transaction are subject to a provision whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the Asset Sale, and (ii) investments which are contractually committed within one-year of the Asset Sale and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds which are not reinvested would require the Company to make an offer to prepay the corresponding amount on the Term Loan in 2025. As of March 31, 2025, in accordance with this provision, the Company has estimated the total reinvestments and believe it is probable that an offer to prepay may be made in an estimated amount of $4,600. The amount the Company may offer to prepay is uncertain and based on future activity. The estimated amount has been classified as current debt on the condensed consolidated balance sheet. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants, and the Company was in compliance with all requirements as of March 31, 2025. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company.
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
The Revolving Credit Facility originally had a borrowing limit of $50,000. On August 31, 2021, the Obligors entered into an amendment to the Revolving Credit Facility (the "First Amendment") to increase their original borrowing limit to $100,000. In connection with the First Amendment, the Company's previously acquired subsidiaries became party to the Revolving Credit Facility as either borrowers or as guarantors. On October 25, 2021, the Company and its subsidiaries entered into a second amendment to the Revolving Credit Facility (the “Second Amendment”), pursuant to which the parties consented to the Term Loan described above, and made certain conforming changes to comport with the Term Loan provisions. The Revolving Credit Facility was further amended by a third amendment and joinder to the Revolving Credit Facility dated August 23, 2022 (the “Third Amendment”), pursuant to which several previously acquired subsidiaries became parties to the Revolving Credit Facility and granted liens on their assets. On December 22, 2022, the Company entered into a fourth amendment to the Revolving Credit Facility (the “Fourth Amendment”), pursuant to which a sale-leaseback transaction was permitted, and certain other changes were made, including a reduction of the maximum commitment amount under the Revolving Credit Facility from $100,000 to $75,000 and transitioning the LIBOR based rates to SOFR based rates. On March 31, 2023, the Company and certain of its subsidiaries entered into a fifth amendment to the Revolving Credit Facility (the “Fifth Amendment”), pursuant to which the maturity date was extended to June 30, 2026, the maximum commitment amount under the Revolving Credit Facility was reduced to $55,000, and the interest rate on borrowings was revised to various spreads, based on the Company's fixed charge coverage ratio. On November 1, 2024, the Company and certain of its subsidiaries entered into a sixth amendment to the Revolving Credit Facility (the “Sixth Amendment”) which reduced the maximum commitment amount under the Revolving Credit Facility to $35,000.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The unamortized debt discount and deferred financing costs were $203 and $237 as of March 31, 2025, and December 31, 2024, respectively, and are included in other assets in the condensed consolidated balance sheets. Debt discount and deferred financing costs are being amortized to interest expense over the term of the Revolving Credit Facility.
The Revolving Credit Facility is an asset-based facility that is secured by a first priority lien on the working capital assets of the Company and a second priority lien on the non-working capital assets of the Company (including most of the Company’s subsidiaries). The borrowing base is based on a detailed monthly calculation of the sum of (a) a percentage of the Eligible Accounts at such time, plus (b) the lesser of (i) a percentage of the Eligible Inventory, at such time, valued at the lower of cost or market value, determined on a first-in-first-out basis, and (ii) the product of a percentage multiplied by the Net Orderly Liquidation Value percentage identified in the most recent inventory appraisal ordered by the Administrative Agent multiplied by the Eligible Inventory, valued at the lower of cost or market value, determined on a first-in-first-out basis, minus (c) Reserves (each of the defined terms above, as defined in the Revolving Credit Facility documents).
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability is less than an amount equal to 10% of the Aggregate Revolving Commitment ($35,000 as of March 31, 2025), the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability is more than 10% of the Aggregate Revolving Commitment for thirty consecutive days (each of the defined terms above, as defined in the Revolving Credit Facility documents). In order to consummate permitted acquisitions or to make restricted payments, the Company would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated. The Company received a consent from JPMorgan Chase Bank, N.A., as administrative agent, to permit the cash settlement of fractional shares in connection with the Reverse Stock Split, which is described further in Note 2 – Basis of Presentation and Significant Accounting Policies. As of March 31, 2025, the Company is in compliance with the covenants contained in the Revolving Credit Facility.
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
As of March 31, 2025, and December 31, 2024, the Company had zero borrowed under the facility. As of March 31, 2025, the Company would be able to borrow approximately $17 million under the Revolving Credit Facility, before the Company would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
Other Debt
Other debt of $107 and $93 as of March 31, 2025, and December 31, 2024, respectively, was primarily comprised of a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage.
Aggregate future principal payments
As of March 31, 2025, the aggregate future principal payments under long-term debt are as follows:

Debt
For the period of April 1, 2025 to December 31, 2025	$5,563
Year ending December 31,
2026	1,249
2027	1,250
2028 and thereafter	111,040
Total	$119,102

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Subsequent event - Revolving Credit Facility 7th Amendment
On May 9, 2025, the Company and certain of its subsidiaries entered into a seventh amendment to the Revolving Credit Facility (the “Seventh Amendment”), pursuant to which the maturity date of the Revolving Credit Facility was extended from June 30, 2026 to June 30, 2027, the maximum commitment amount under the Revolving Credit Facility was reduced from $35,000 to $22,000, and certain other changes were made, including the addition of a $2,000 availability block, an increase of the cash dominion trigger from less than 10% of availability to less than 50% of availability and an increase of the fixed charge ratio trigger from less than 10% excess availability to less than 20% of excess availability. The foregoing description of the Seventh Amendment does not purport to be complete and is qualified in its entirety by reference to the Seventh Amendment, filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.
11. STOCKHOLDERS’ EQUITY
Common stock
Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the board of directors. As of March 31, 2025, there were 4,615,725 shares outstanding and 300,000,000 shares authorized.
12. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), nonqualified stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of March 31, 2025, a total of 309,377 shares were available for grant under the 2020 Plan.
The Incentive Plans are administered by the Company's board of directors. Notwithstanding the foregoing, the board of directors may delegate concurrent responsibility for administering each plan, including with respect to designated classes of persons eligible to receive an award under each plan, to a committee or committees (which term shall include subcommittees) consisting of one or more members of the board of directors (collectively, the “Plan Administrator”), subject to such limitations as the board of directors deem appropriate.
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
•The Plan Administrator may grant stock grants and stock-based awards, including securities convertible into shares, stock appreciation rights, phantom stock awards or stock units on such terms and conditions which may be based on continuous service with the Company or a related company or the achievement of any performance goals, as the Plan Administrator shall determine in its sole discretion, which terms, conditions and restrictions shall be set forth in the instrument evidencing the award.
The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements for the three months ended March 31, 2025, and 2024, were not material to the financial statements.
Restricted Stock Unit Activity
RSUs granted to certain executives, employees and members of the board of directors expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into shares of the Company's common stock. The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the three months ended March 31, 2025, the Company granted 91,618 RSU awards to certain executives and employees that are expected to vest with either one, two or three equal vesting tranches, annually on the anniversary of the grant date.
The following table summarizes the activity related to the Company's RSUs for the three months ended March 31, 2025. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the three months ended March 31, 2025:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2024	102,030	$13.82
Granted	91,618	$5.84
Vested	(2,267)	$167.01
Forfeited	(34)	$157.40
Balance, March 31, 2025	191,347	$8.16
As of March 31, 2025, total unamortized stock-based compensation cost related to unvested RSUs was $800 and the weighted-average period over which the compensation is expected to be recognized is approximately one-year. For the three months ended March 31, 2025, the Company recognized $358 of total stock-based compensation expense for RSUs. As of March 31, 2025, there were 62,521 RSUs which had vested, but were not yet issued due to the recipients' elections.
Performance Stock Unit Activity
The Company granted 137,254 PSUs during the second quarter of 2024 that are subject to a one-year vesting requirement (based on continuous employment) and contain performance conditions based on certain performance metrics. The following table summarizes the activity related to the Company's PSUs for the three months ended March 31, 2025:

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2024	125,783	$9.89
Forfeited	(1,839)	$9.89
Balance, March 31, 2025	123,944	$9.89
During the three months ended March 31, 2025, the PSU forfeitures were due to employee terminations. The majority of the PSUs outstanding as of March 31, 2025, will be forfeited during the second quarter of 2025, as a result of not meeting

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
certain performance conditions. As of March 31, 2025, total unamortized stock-based compensation cost related to unvested PSUs was $6 and the weighted-average period over which the compensation is expected to be recognized is less than one-year. For the three months ended March 31, 2025, the Company recognized $116 of total stock-based compensation expense for PSUs.
Stock Options
The vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and stock options may be exercised up to 10 years from the date of issuance.
There were no stock options granted or exercised during the three months ended March 31, 2025. The following table summarizes the stock option activity for the three months ended March 31, 2025:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding and exercisable as of December 31, 2024	40,654	$96.36	$22.76	3.67
Cancelled	(4,679)	$100.56	$16.30
Outstanding and exercisable as of March 31, 2025	35,975	$95.81	$23.60	3.89
As of March 31, 2025, and December 31, 2024, there were no unvested stock awards, and no compensation cost related to options not yet recognized.
13. INCOME TAXES

The Company recorded income tax expense of $82 for the three months ended March 31, 2025, representing an effective tax rate of (0.6)%. The Company’s effective tax rate for the three months ended March 31, 2025, differs from the federal statutory rate of 21% primarily due to U.S. and foreign jurisdictions in full valuation allowance. The income tax expense for the three months ended March 31, 2025, was primarily due to foreign taxes in certain jurisdictions and U.S. state taxes.
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
Contingencies
In the normal course of business, certain claims have been brought against the Company and, where applicable, its suppliers. While there is inherent difficulty in predicting the outcome of such matters, management has vigorously contested the validity of these claims. Based on available information, management does not expect that the outcome of any matters, individually or in the aggregate, would have a material adverse effect on the condensed consolidated financial position, results of operations, cash flows or future earnings of the Company.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
15. FAIR VALUE MEASUREMENTS
Recurring and Nonrecurring
As described in Note 3 – Restructuring and Asset Sales, during 2024, the Company sold approximately 20 acres of the 140 acres of excess owned land at its Goshen, New York location. The Company measured the held-for-sale land asset at estimated fair value based on the agreement, which was considered a Level 2 fair value measurement. The land had a carrying value of $470, which was consistent with the estimated sale price less costs to sell, and therefore no estimated gain or loss was recorded during 2024. The transaction closed in the fourth quarter of 2024.
The Company did not have any other assets or liabilities that were remeasured to fair value on a recurring or nonrecurring basis during the periods presented.
Other Fair Value Measurements
The following table summarizes the fair value of the Company’s assets and liabilities which are provided for disclosure purposes:

		March 31, 2025		December 31, 2024
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	13,728	13,728	26,111	26,111

Liabilities
Finance leases	Level 3	8,178	8,418	8,289	8,437
Term Loan	Level 2	118,995	95,196	119,303	95,442
Cash and cash equivalents included funds deposited in banks, and the fair values approximated carrying values due to their short-term maturities. The fair values of other current assets and liabilities including accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term maturities.
The estimated fair value of finance leases, which were considered Level 3 fair value measurements, were calculated as the present value of the required future cash outflows discounted at an estimated borrowing rate. The fair value of the Term Loan was estimated based on Level 2 fair value measurements and was based on bank quotes. The carrying amount of the Term Loan reported above excludes unamortized debt discount and deferred financing costs. Refer to Note 7 – Leases and Note 10 – Debt, for further details of the Company's finance leases and Term Loan, respectively.
The Company did not have any transfers between Levels within the fair value hierarchy during the periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited and unaudited consolidated financial statements and the notes contained elsewhere in this Quarterly Report on Form 10-Q and our 2024 Annual Report. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. Actual events or results may differ materially from forward-looking statements. In evaluating such statements, you should carefully consider the various factors identified in this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in “Risk Factors” in our 2024 Annual Report. See “Special Note Regarding Forward-Looking Statements.”
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
Market Conditions
We have experienced adverse financial results which we believe are primarily a result of an agricultural oversupply impacting our market and resulting in a decrease in indoor and outdoor cultivation. The extent these market conditions will continue to negatively impact our business and results of operations is uncertain and difficult to predict at this time. We believe COVID-19 may have provided a positive demand impact for the Company in 2020 and 2021 from shelter-in-place orders in the United States, a possible negative supply chain impact from workforce disruption at international and domestic suppliers, and a possible negative growth rate impact in the periods since due to agricultural oversupply initiated during the height of COVID-19 related shelter-in-place orders in 2020 and 2021. In addition, we believe demand for our products has been negatively impacted by the extended period to enact reform of U.S. federal regulations, including cannabis rescheduling, which have been slow to develop and possibly leading cannabis operators to reduce investments in our products, particularly durable goods. In addition, we believe our financial results have been negatively impacted by hydroponic retail store closings and, in some cases, associated accounts receivable allowances.
We are closely monitoring the recent tariff and trade policy actions changes taken by the United States and foreign governments. The situation remains fluid due to the rapidly changing global trade environment, and we are evaluating the potential implications of these actions on our business including net sales and profitability. High tariffs on imported products from China, or new tariffs from other countries, could impact the cost of certain products and may negatively impact the Company's 2025 financial performance. For additional information, see the risk factors in our 2024 Annual Report, including the risk entitled “Potential tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.”

We began a Restructuring Plan in 2022, and undertook significant actions to streamline operations, reduce costs and improve efficiencies. The major initiatives of the first phase of the Restructuring Plan included (i) narrowing our product and brand portfolio and (ii) the relocation and consolidation of certain manufacturing and distribution centers, including headcount reductions and reorganization to drive a solution based approach. We completed the first phase of the Restructuring Plan during the year ended December 31, 2023.
As a result of the continued adverse market conditions, we implemented a second phase of the Restructuring Plan in 2023. The second phase is complete as of March 31, 2025 and it included U.S. manufacturing facility consolidations, in particular with respect to production of certain durable equipment products. Restructuring activities included termination and disposal costs associated with inventory, facilities, and headcount reductions, and non-cash charges consisting of fixed asset and inventory write-downs. Total costs incurred relating to this second phase of the Restructuring Plan, from its commencement in 2023 through March 31, 2025, were (i) $9.7 million of non-cash charges relating primarily to inventory markdowns, and (ii) $2.0 million of cash charges relating primarily to the consolidation of U.S. manufacturing facilities.
In 2024, we entered into the Purchase Agreement with the Buyer to sell the inventories, and property, plant and equipment associated with our IGE branded products for approximately $8.7 million, while retaining our proprietary brand and customer relationships. In connection with the Asset Sale, we entered into an exclusive supply agreement with the Buyer, pursuant to which the Buyer provides contract manufacturing and we continue to sell our proprietary branded durable products, which include horticulture benches, racking and LED lighting systems. After completion of the Asset Sale and the aforementioned restructuring actions, we have now consolidated our manufacturing operations into two U.S. locations and our peat moss harvesting and processing operation in Canada.
We continue to evaluate our product portfolio and supply chain, in order to improve efficiency, lower our costs and reduce footprint. We are also evaluating other opportunities to sell excess owned land to supplement our cash position and potential contract manufacturing or other outsourcing arrangements. Depending on the length and severity of the industry and market conditions, including the fluid and complex international tariff situation, impacting our business, it is possible we may execute additional restructuring plan actions.
Additionally, the amount we will ultimately realize as benefits associated with our Restructuring Plan could differ materially from our estimates, and we may incur additional non-cash charges in future periods depending on our ability to execute asset sales or pursue other alternatives. We may not be able to realize the full extent of anticipated cost savings if industry conditions persist and net sales volumes worsen.
Results of Operations—Comparison of three months ended March 31, 2025 and 2024
The following table sets forth our unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2025, and 2024, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended March 31,
	2025		2024		Period change
Net sales	$40,534	100.0%	$54,172	100.0%	$(13,638)	-25.2%
Cost of goods sold	33,657	83.0%	43,247	79.8%	(9,590)	-22.2%
Gross profit	6,877	17.0%	10,925	20.2%	(4,048)	-37.1%
Operating expenses:
Selling, general and administrative	17,863	44.1%	19,621	36.2%	(1,758)	-9.0%
Loss from operations	(10,986)	-27.1%	(8,696)	-16.1%	(2,290)	-26.3%
Interest expense	(3,377)	-8.3%	(3,931)	-7.3%	(554)	-14.1%
Other income, net	60	0.1%	215	0.4%	(155)	-72.1%
Loss before tax	(14,303)	-35.3%	(12,412)	-22.9%	(1,891)	-15.2%
Income tax expense	(82)	-0.2%	(196)	-0.4%	(114)	-58.2%
Net loss	$(14,385)	-35.5%	$(12,608)	-23.3%	$(1,777)	-14.1%

Net sales
Net sales for the three months ended March 31, 2025, were $40.5 million, a decrease of $13.6 million, or 25.2% compared to the same period in 2024. The 25.2% decrease in net sales for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a 22.6% reduction in volume and mix of products sold and a 1.8% decrease in price. This decline was largely driven by the previously mentioned oversupply in the cannabis industry.
Gross profit
Gross profit for the three months ended March 31, 2025, was $6.9 million, a decrease of $4.0 million, or 37.1%, compared to the same period in 2024. Our gross profit margin percentage decreased to 17.0% for the three months ended March 31, 2025, from 20.2% in the same period in 2024. Gross profit and gross profit margin for the three months ended March 31, 2025, decreased as a result of lower net sales and due to selling a lower proportion of proprietary brand products.
Selling, general and administrative expenses
SG&A expenses for the three months ended March 31, 2025, were $17.9 million, a decrease of $1.8 million, or 9.0% compared to the same period in 2024. The decrease was due to lower expenses, primarily a result of our cost saving and restructuring initiatives, as follows: (i) a $1.3 million decrease in employee compensation costs, including stock-based compensation and salaries and benefits, and (ii) a $0.5 million decrease in facility costs.
Interest expense
Interest expense for the three months ended March 31, 2025, was $3.4 million, a decrease from $3.9 million of interest expense recorded in the same period in the prior year. The decrease for the three months ended March 31, 2025 was primarily due to lower debt outstanding due to principal repayments and lower variable interest rates on our Term Loan.
Other income, net
Other income, net for the three months ended March 31, 2025, was $0.1 million, a decrease compared to $0.2 million during the same period in the prior year. Other income, net for the three months ended March 31, 2025, was primarily driven by interest income.
Income taxes
We recorded income tax expense of $0.1 million for the three months ended March 31, 2025, representing an effective tax rate of (0.6)%. Our effective tax rate for the three months ended March 31, 2025, differs from the federal statutory rate of 21% primarily due to U.S. and foreign jurisdictions in full valuation allowance. The income tax expense for the three months ended March 31, 2025, was primarily due to foreign taxes in certain jurisdictions and U.S. state taxes.
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

Liquidity and Capital Resources
Cash Flow from Operating, Investing, and Financing Activities
Comparison of the three months ended March 31, 2025, and March 31, 2024
The following table summarizes our cash flows for the three months ended March 31, 2025, and 2024 (amounts in thousands):

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(11,763)	$(2,297)
Net cash used in investing activities	(248)	(1,408)
Net cash used in financing activities	(413)	(2,358)
Effect of exchange rate changes on cash and cash equivalents	41	(97)
Net decrease in cash and cash equivalents	(12,383)	(6,160)
Cash and cash equivalents at beginning of period	26,111	30,312
Cash and cash equivalents at end of period	$13,728	$24,152
Operating Activities
Net cash used in operating activities was $11.8 million for the three months ended March 31, 2025. The net cash usage was primarily due to a $14.4 million net loss and an $8.3 million net cash outflow from an increase in working capital, partially offset by net non-cash items of $10.9 million. The $8.3 million net increase in working capital was primarily comprised of a $6.8 million increase in accounts receivable, a $3.2 million decrease in accrued expenses and other current liabilities, and a $1.8 million decrease of lease liabilities, partially offset by a $3.8 million decrease in accounts payable. During the three months ended March 31, 2025, we paid $5.2 million in cash interest.
Net cash used in operating activities was $2.3 million for the three months ended March 31, 2024. Consistent with historical seasonal trends, we utilized cash from operating activities in the first quarter to fund our working capital. The $1.3 million net reduction in working capital was primarily driven by a $5.7 million increase of accounts receivable and a $2.0 million decrease of lease liabilities, partially offset by a $4.2 million increase of accounts payable and accrued expenses and other current liabilities and a $2.2 million decrease of inventory. During the three months ended March 31, 2024, we paid $4.7 million in cash interest.
Investing Activities
Net cash used in investing activities was $0.2 million for the three months ended March 31, 2025, compared to $1.4 million for the three months ended March 31, 2024. The net cash used in investing activities for both periods was primarily due to capital expenditures of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $0.4 million for the three months ended March 31, 2025, primarily driven by (i) $0.3 million of Term Loan repayments relating to required quarterly payments of principal, and (ii) finance lease principal payments of $0.1 million.
Net cash used in financing activities was $2.4 million for the three months ended March 31, 2024, primarily driven by $2.0 million of Term Loan repayments relating to required quarterly payments of principal and prepayments made under the Term Loan's reinvestment provision from a sale-leaseback transaction that closed in January 2023.
Availability and Use of Cash
Our ability to make investments in our business, service our debt and maintain liquidity will primarily depend upon our ability to generate excess operating cash flows through our operating subsidiaries. We believe that our cash flows from operating activities, combined with current cash levels and borrowing availability under the Revolving Credit Facility, will be adequate to support our ongoing operations, to fund debt service requirements, capital expenditures, lease obligations and working capital needs through the next twelve months of operations. However, we cannot guarantee that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q and in our 2024 Annual Report.
As further described in Note 3 – Restructuring and Asset Sales and Note 10 – Debt, we closed on the Asset Sale, whereby, in accordance with our Term Loan, the net proceeds, approximately $6.3 million, are required to be reinvested into certain permitted investments, such as capital expenditures or permitted acquisitions/ investments, or offered to prepay Term Loan principal. As of March 31, 2025, in accordance with this provision, we have estimated the total reinvestments and believe it is probable that an offer to prepay may be made in an estimated amount of $4.6 million. The amount we may offer to prepay is uncertain and based on future activity. The estimated amount has been classified as current debt on our condensed consolidated balance sheet. Refer to further discussion below, relating to Term Loan reinvestment provisions regarding the net cash proceeds of the Asset Sale.
If necessary, we believe that we could supplement our cash position through additional asset sales or divestiture of one or more of our brands or lines of business. During 2024, we sold a portion of the excess owned land at our Goshen, New York location, and are evaluating other opportunities to sell excess owned land to supplement our cash position. We believe it is prudent to be prepared if required and, accordingly, continue to be engaged in the process of evaluating and preparing to implement one or more of the aforementioned activities. Any potential such event may be subject to provisions referenced in our Term Loan and Revolving Credit Facility, such as subjecting us to make mandatory prepayments.
Term Loan
On October 25, 2021, we and certain of our direct and indirect subsidiaries entered into the Term Loan with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which we borrowed a $125 million senior secured term loan (the "Term Loan"). The Term Loan was amended by Amendment No. 1 effective as of June 27, 2023, to replace the LIBOR referenced rates with SOFR referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have had no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor) plus 5.50%. As of the date of filing this Quarterly Report on Form 10-Q, the ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. The Term Loan matures on October 25, 2028.
The principal amounts of the Term Loan are scheduled to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date.
We are also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) certain asset sales that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. As described in Note 3 – Restructuring and Asset Sales and Note 10 – Debt, we received net cash proceeds of approximately $6.3 million in May 2024 from the Asset Sale and are subject to a provision whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the Asset Sale, and (ii) investments which are contractually committed within one-year of the Asset Sale, and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds which are not reinvested would require us to make an offer to prepay the corresponding amount on the Term Loan in 2025. As of March 31, 2025, in accordance with this provision, we have estimated the total reinvestments and believe it is probable that an offer to prepay may be made in an estimated amount of $4.6 million. The amount we may offer to prepay is uncertain and based on future activity. The estimated amount has been classified as current debt on our condensed consolidated balance sheet. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
As of March 31, 2025, and December 31, 2024, the outstanding principal balance on the Term Loan was $119.0 million and $119.3 million, respectively.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. We were in compliance with all debt covenants as of March 31, 2025. The Term Loan is secured by a first lien on our non-working capital assets and a second lien on our working capital assets.

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
The Revolving Credit Facility maintains certain reporting requirements, affirmative covenants, negative covenants and financial covenants. A certain financial covenant becomes applicable in the event that our excess availability under the Revolving Credit Facility is less than an amount equal to 10% of the Aggregate Revolving Commitment ($35 million as of March 31, 2025) and would require us to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis.
In order to consummate permitted acquisitions or to make restricted payments, we would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated. We received a consent from JPMorgan Chase Bank, N.A., as administrative agent, to permit the cash settlement of fractional shares in connection with the reverse stock split, which is described further in Note 2 – Basis of Presentation and Significant Accounting Policies.
We were in compliance with all debt covenants as of March 31, 2025. As of March 31, 2025, approximately $17 million was available to borrow under the Revolving Credit Facility, before we would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
As of March 31, 2025, and December 31, 2024, we had zero borrowed under the Revolving Credit Facility.
The aforementioned financing arrangements and other transactions are more fully described in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Subsequent event - Revolving Credit Facility Seventh Amendment
On May 9, 2025, we entered into the Seventh Amendment to the Revolving Credit Facility, pursuant to which the maturity date of the Revolving Credit Facility was extended from June 30, 2026 to June 30, 2027, the maximum commitment amount under the Revolving Credit Facility was reduced from $35,000 to $22,000, and certain other changes were made, including the addition of a $2,000 availability block, an increase of the cash dominion trigger from less than 10% of availability to less than 50% of availability and an increase of the fixed charge ratio trigger from less than 10% excess availability to less than 20% of excess availability.

Cash and Cash Equivalents
The cash and cash equivalents balances of $13.7 million and $26.1 million at March 31, 2025, and December 31, 2024, respectively, included $8.3 million and $11.9 million, respectively, held by foreign subsidiaries.
Material Cash Requirements
Our estimated material cash requirements include (i) principal repayments and anticipated interest payments on our long-term debt, (ii) finance lease payments, (iii) operating lease payments, and (iv) balances subject to the Term Loan reinvestment provision, as well as other purchase obligations to support our operations. Variable rates on our Term Loan are subject to change as further described in Item 3. Quantitative and Qualitative Disclosures About Market Risk. Refer to Item 1. Financial Statements, Note 10 – Debt, Note 7 – Leases, and Note 14 – Commitments and Contingencies for details relating to our material cash requirements for debt, our leasing arrangements, including future maturities of our operating lease liabilities, and purchase obligations, respectively. From time to time in the normal course of business, we will enter into agreements with suppliers which provide favorable pricing in return for a commitment to purchase minimum amounts of inventory over a defined time period.
Critical Accounting Policies and Estimates
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our critical accounting policies and estimates are identified in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the 2024 Annual Report and include the discussion of estimates used in indefinite lived intangible assets, long-lived tangible and finite-lived intangible assets, and inventory valuation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and actual results could differ materially from the amounts reported.
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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of March 31, 2025, we had $119.0 million of Term Loan debt that is subject to variable interest rates that are based on SOFR or an alternate base rate. Refer to Item 1. Financial Statements, Note 10 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of March 31, 2025, our interest expense on the variable-rate debt would increase by an average of $1.1 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks, but may determine to do so in the future.
Foreign Currency Risk
The functional currencies of our foreign subsidiary operations are predominantly in the Canadian dollar (“CAD”) and the Euro. For the purposes of presenting these condensed consolidated financial statements, the assets, and liabilities of subsidiaries with CAD or Euro functional currencies are translated into U.S. dollar ("USD") using exchange rates prevailing at the end of each reporting period. Income and expense items are translated at the average rate prevailing during the period with exchange differences impacting other comprehensive income (loss) in equity. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the CAD. We are impacted by changes in foreign currency exchange rates when we sell product in currencies different from the currency in which costs were incurred. The functional currencies and our purchasing and sales activities primarily include USD, CAD and Euro. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions, and labor. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the periods covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.
ITEM 1A. RISK FACTORS
For a discussion of risk factors, please read Item 1A, Risk Factors in our 2024 Annual Report. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors reported in our 2024 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)    On May 9, 2025, the Company and certain of its subsidiaries entered into a seventh amendment to the Revolving Credit Facility (the “Seventh Amendment”), pursuant to which the maturity date of the Revolving Credit Facility was extended from June 30, 2026 to June 30, 2027, the maximum commitment amount under the Revolving Credit Facility was reduced from $35,000 to $22,000, and certain other changes were made, including the addition of a $2,000 availability block, an increase of the cash dominion trigger from less than 10% of availability to less than 50% of availability and an increase of the fixed charge ratio trigger from less than 10% excess availability to less than 20% of excess availability. The foregoing description of the Seventh Amendment does not purport to be complete and is qualified in its entirety by reference to the Seventh Amendment, filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.
(b)    Not applicable.
(c)    During the quarter ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit	Description

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

3.4
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Hydrofarm Holdings Group, Inc. dated February 12, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on February 18, 2025).

3.5	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).
10.1
Amendment to Offer Letter dated April 14, 2025 by and between Hydrofarm Holdings Group, Inc. and B. John Lindeman (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 17, 2025).

10.2*x†	Offer Letter dated March 1, 2022 by and between Hydrofarm Holdings Group Inc. and Mark Parker.
10.3*
Seventh Amendment to Credit Agreement and Limited Consent and Waiver, dated May 9, 2025 by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, Field 16, LLC, Aurora Innovations, LLC, Innovative Growers Equipment, Inc., Manufacturing & Supply Chain Services, Inc., Hydrofarm Investment Corp., Hydrofarm Holdings LLC, EHH Holdings, LLC, Sunblaster LLC, Hydrofarm Canada, LLC, Sunblaster Holdings ULC, Eddi’s Wholesale Garden Supplies Ltd., House & Garden Holdings, LLC, Aurora International, LLC, Aurora Peat Products ULC, Greenstar Plant Products Inc., Innovative Ag Installation, Inc., Innovative Racking Systems, Inc., Innovative Shipping Solutions, Inc., Innovative Growers Equipment Canada, Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A.

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

*    Filed herewith.
x    Denotes management contract or compensatory plan or arrangement.
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

Hydrofarm Holdings Group, Inc.

Date: May 13, 2025	/s/ B. John Lindeman
B. John Lindeman
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	/s/ Kevin O'Brien
Kevin O'Brien
Chief Financial Officer
(Principal Financial Officer)