Form 10-Q
period 2025-06-30
HYDROFARM HOLDINGS GROUP, INC.
filed 2025-08-12
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 4, 2025, the registrant had 4,659,020 shares of common stock, $0.0001 par value per share, outstanding.

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
Hydrofarm Holdings has adjusted the presentation of all periods covered by the condensed consolidated financial statements contained herein to give retroactive effect to the Reverse Stock Split, including adjustments to net loss per share and other per share of Common Stock amounts.

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
•the results of and expectations regarding our acquisitions, dispositions and strategic alliances;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$10,991	$26,111
Accounts receivable, net	14,304	14,756
Inventories	44,164	50,633
Prepaid expenses and other current assets	3,581	3,712
Total current assets	73,040	95,212
Property, plant and equipment, net	36,246	37,545
Operating lease right-of-use assets	41,852	42,869
Intangible assets, net	237,129	249,002
Other assets	1,608	1,476
Total assets	$389,875	$426,104
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,700	$12,279
Accrued expenses and other current liabilities	8,473	10,647
Deferred revenue	2,097	2,611
Current portion of operating lease liabilities	7,714	7,731
Current portion of finance lease liabilities	466	459
Current portion of long-term debt	29	1,260
Total current liabilities	31,479	34,987
Long-term operating lease liabilities	36,664	37,553
Long-term finance lease liabilities	7,606	7,830
Long-term debt	111,559	114,693
Deferred tax liabilities	2,952	3,047
Other long-term liabilities	4,606	4,272
Total liabilities	194,866	202,382
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 4,659,020 and 4,614,279 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively)	—	—
Additional paid-in capital	790,825	790,094
Accumulated other comprehensive loss	(7,109)	(8,911)
Accumulated deficit	(588,707)	(557,461)
Total stockholders’ equity	195,009	223,722
Total liabilities and stockholders’ equity	$389,875	$426,104
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	$39,245	$54,793	$79,779	$108,965
Cost of goods sold	36,451	43,942	70,108	87,189
Gross profit	2,794	10,851	9,671	21,776
Operating expenses:
Selling, general and administrative	16,140	18,659	34,003	38,280
Loss on asset disposition	—	11,520	—	11,520
Loss from operations	(13,346)	(19,328)	(24,332)	(28,024)
Interest expense	(3,391)	(3,811)	(6,768)	(7,742)
Other (expense) income, net	(222)	79	(162)	294
Loss before tax	(16,959)	(23,060)	(31,262)	(35,472)
Income tax benefit (expense)	98	(390)	16	(586)
Net loss	$(16,861)	$(23,450)	$(31,246)	$(36,058)

Net loss per share:
Basic	$(3.63)	$(5.10)	$(6.75)	$(7.86)
Diluted	$(3.63)	$(5.10)	$(6.75)	$(7.86)
Weighted-average shares of common stock outstanding:
Basic	4,646,096	4,597,720	4,630,390	4,589,471
Diluted	4,646,096	4,597,720	4,630,390	4,589,471
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(16,861)	$(23,450)	$(31,246)	$(36,058)
Other comprehensive loss:
Foreign currency translation gain (loss)	1,665	(341)	1,802	(1,070)
Total comprehensive loss	$(15,196)	$(23,791)	$(29,444)	$(37,128)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2024	4,503,169	$—	$788,607	$(7,226)	$(503,352)	$278,029
Issuance of common stock for vesting of stock awards	428	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	94,262	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	772	—	—	772
Net loss	—	—	—	—	(23,450)	(23,450)
Foreign currency translation loss	—	—	—	(341)	—	(341)
Balance, June 30, 2024	4,597,859	$—	$789,378	$(7,567)	$(526,802)	$255,009

Balance, March 31, 2025	4,615,725	$—	$790,565	$(8,774)	$(571,846)	$209,945
Issuance of common stock for vesting of stock awards	56,943	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(13,648)	—	(24)	—	—	(24)
Stock-based compensation expense	—	—	284	—	—	284
Net loss	—	—	—	—	(16,861)	(16,861)
Foreign currency translation gain	—	—	—	1,665	—	1,665
Balance, June 30, 2025	4,659,020	$—	$790,825	$(7,109)	$(588,707)	$195,009

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	4,578,841	$—	$787,851	$(6,497)	$(490,744)	$290,610
Issuance of common stock for vesting of stock awards	29,729	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(10,711)	—	(98)	—	—	(98)
Stock-based compensation expense	—	—	1,625	—	—	1,625
Net loss	—	—	—	—	(36,058)	(36,058)
Foreign currency translation loss	—	—	—	(1,070)	—	(1,070)
Balance, June 30, 2024	4,597,859	$—	$789,378	$(7,567)	$(526,802)	$255,009

Balance, December 31, 2024	4,614,279	$—	$790,094	$(8,911)	$(557,461)	$223,722
Issuance of common stock for vesting of stock awards	59,210	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(14,469)	—	(27)	—	—	(27)
Stock-based compensation expense	—	—	758	—	—	758
Net loss	—	—	—	—	(31,246)	(31,246)
Foreign currency translation gain	—	—	—	1,802	—	1,802
Balance, June 30, 2025	4,659,020	$—	$790,825	$(7,109)	$(588,707)	$195,009

The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2025	2024
Operating activities
Net loss	$(31,246)	$(36,058)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation, depletion and amortization	14,721	15,661
Provision for inventory obsolescence	882	786
Restructuring expenses	3,355	314
Stock-based compensation expense	758	1,625
Non-cash operating lease expense	3,923	4,375
Non-cash loss from asset disposition	—	11,103
Other	1,400	323
Changes in assets and liabilities:
Accounts receivable	(140)	(1,986)
Inventories	2,878	8,608
Prepaid expenses and other current assets	177	1,781
Other assets	(182)	(234)
Accounts payable	134	739
Accrued expenses and other current liabilities	(2,259)	263
Deferred revenue	(527)	(496)
Lease liabilities	(3,851)	(5,315)
Other long-term liabilities	(70)	(2)
Net cash (used in) from operating activities	(10,047)	1,487
Investing activities
Capital expenditures of property, plant and equipment	(525)	(1,810)
Cash proceeds from IGE Asset Sale for property, plant and equipment	—	3,700
Other	24	390
Net cash (used in) from investing activities	(501)	2,280
Financing activities
Borrowings under foreign revolving credit facilities	210	251
Repayments of foreign revolving credit facilities	(225)	(296)
Repayments of Term Loan	(4,851)	(2,282)
Payment of withholding tax related to stock awards	(27)	(98)
Finance lease principal payments	(228)	(1,151)
Net cash used in financing activities	(5,121)	(3,576)
Effect of exchange rate changes on cash and cash equivalents	549	(189)
Net (decrease) increase in cash and cash equivalents	(15,120)	2
Cash and cash equivalents at beginning of period	26,111	30,312
Cash and cash equivalents at end of period	$10,991	$30,314

Non-cash investing and financing activities
Right-of-use assets acquired (relinquished) under operating lease obligations, net	$2,166	$(1,924)
Capital expenditures included in accounts payable and accrued liabilities	131	719
Supplemental information
Cash paid for interest	6,920	8,560
Cash paid for income taxes	343	68
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
The Company's chief operating decision maker ("CODM") is the Chief Executive Officer who reviews financial information for the purposes of making operating decisions, assessing financial performance and allocating resources. The business is organized as one operating segment managed on a consolidated basis, and one reportable segment, which is the manufacture and distribution of CEA equipment and supplies.
For the purposes of making operating decisions, assessing financial performance and allocating resources, the CODM reviews financial statement metrics on a consolidated basis, including net sales, gross profit, selling, general and administrative expenses ("SG&A"), and net loss as presented in the condensed consolidated statements of operations. Net income (loss) is the primary measure of profit or loss reviewed by the CODM. In addition, the CODM reviews consolidated total assets and significant components such as inventories, cash and other assets for the purpose of evaluating financial performance. Significant expense categories regularly reviewed by the CODM are comprised of cost of goods sold and SG&A. The other components of net income (loss) as disclosed in the statements of operations that are not significant segment expenses are loss on asset disposition, interest expense, other (expense) income, net, and income tax expense. Therefore, the Company is cross referencing to the U.S. GAAP financial statement measures as presented in the condensed consolidated statements of operations, in connection with adoption of ASU 2023-07. Since the Company operates as one reportable segment, all required segment financial information is found in the condensed consolidated financial statements and footnotes, and within the entity-wide disclosures presented below.
Entity-wide information
Net sales and property, plant and equipment, net and operating lease right-of-use ("ROU") assets in the United States and Canada, as determined by the location of the subsidiaries, are shown below. Other foreign locations, which are immaterial, individually and in the aggregate, are included in the United States below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
United States	$31,316	$44,096	$63,593	$84,551
Canada	8,286	11,603	17,308	26,028
Eliminations	(357)	(906)	(1,122)	(1,614)
Total consolidated net sales	$39,245	$54,793	$79,779	$108,965

	June 30, 2025	December 31, 2024
United States	$46,270	$50,928
Canada	31,828	29,513
Total property, plant and equipment, net and operating lease right-of-use assets	$78,098	$80,441
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
Inventories
Inventories consist of finished goods, work-in-process, and raw materials used in manufacturing products. Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. The Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold or otherwise disposed. If inventory is sold, any related reserves would be reversed in the period of sale. The Company estimated inventory markdowns relating to restructuring charges based upon business strategies, management's actions with respect to inventory raw materials and products and brands being removed from the Company's portfolio, current and anticipated demand, customer preferences, and market conditions.
Revenue recognition
The Company follows ASC 606 - Revenue from Contracts with Customers which requires that revenue recognized from contracts with customers be disaggregated into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company has determined that revenue is generated from one category, which is the manufacture and distribution of CEA equipment and supplies.
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
The amount billed to customers for shipping and handling costs included in net sales was $1,179 and $2,582 during the three and six months ended June 30, 2025, respectively, and $2,270 and $5,209 during the three and six months ended June 30, 2024, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits reported within deferred revenue in the condensed consolidated balance sheets, totaled $2,097 and $2,611 as of June 30, 2025, and December 31, 2024, respectively. During the three months ended June 30, 2025, the Company recognized $444 of previously deferred revenue, recorded customer deposits of $245 and noted $11 of additional decreases primarily due to customer refunds. During the six months ended June 30, 2025, the Company recognized $1,101 of previously deferred revenue, recorded customer deposits of $834 and noted $247 of additional decreases primarily due to customer refunds. There are no significant financing components and the majority of revenue is recognized within one year. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
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
Recent accounting pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of information in the effective tax rate reconciliation, income taxes paid disaggregated by jurisdiction, and certain other amendments related to income tax disclosures. This guidance will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
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
3. RESTRUCTURING AND ASSET SALES
Restructuring
2023 Restructuring Plan
Upon completion of a restructuring plan that began in 2022, the Company began a restructuring plan in 2023 (the "2023 Restructuring Plan"), and undertook significant actions to streamline operations, reduce costs and improve efficiencies. Restructuring actions in the 2023 Restructuring Plan were primarily U.S. manufacturing facility consolidations, in particular with respect to production of certain durable equipment products. Restructuring activities included termination and disposal costs associated with inventory, facilities, and headcount reductions, and non-cash charges consisting of fixed asset and inventory write-downs. During the three and six months ended June 30, 2024, the Company recorded pre-tax restructuring charges of $927 and $1,065, respectively, for the 2023 Restructuring Plan, relating primarily to cash charges associated with the consolidation of U.S. manufacturing facilities. Of the $927 and $1,065 recorded charges, $890 and $981 was recorded within Cost of goods sold on the condensed consolidated statements of operations during the three and six months ended June 30, 2024, respectively. The Company recorded $37 and $84 within SG&A expenses on the condensed consolidated statements of operations during the three and six months ended June 30, 2024, respectively.
In the first quarter of 2025, the Company incurred approximately $362 of restructuring charges, which were primarily cash charges and recorded in Cost of goods sold. The remaining accrual balance of $103 as of December 31, 2024, was settled during the six months ended June 30, 2025, and there is no remaining accrual balance. Total costs incurred relating to the 2023 Restructuring Plan, from its commencement through completion in the first quarter of 2025, were (i) $9,737 of non-cash charges relating primarily to inventory markdowns, and (ii) $2,034 of cash charges relating primarily to the consolidation of U.S. manufacturing facilities.
The following tables present the activity in accrued expenses and other current liabilities for restructuring costs related to the 2023 Restructuring Plan for the three and six months ended June 30, 2024:

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
2025 Restructuring Plan
The Company initiated a restructuring plan in the second quarter of 2025 (the "2025 Restructuring Plan") to reduce its product portfolio and operational footprint to decrease costs and improve efficiency. The 2025 Restructuring Plan actions entail (i) eliminating a significant portion of the Company's product portfolio, primarily underperforming distributed brands, to improve supply chain and operational focus, (ii) further reductions in the distribution center network and manufacturing footprint including inventory reductions, and (iii) corresponding headcount reductions. The Company incurred estimated restructuring costs of $3,321 during the second quarter of 2025, primarily associated with non-cash inventory write-downs, which were recorded in Cost of goods sold on the condensed consolidated statements of operations.
Refer to Item 2. "Management’s Discussion And Analysis Of Financial Condition And Results of Operations – Market Conditions" for further explanation of the Company's restructuring plans. The amounts the Company will ultimately realize could differ from these estimates.
Asset Sales
On May 10, 2024, in connection with the Company's restructuring of its durable manufacturing operations, the Company entered into an agreement (the “Purchase Agreement”) with CM Fabrication, LLC (the “Buyer”) to sell assets relating to the production of Innovative Growers Equipment ("IGE") durable equipment products for $8,660 (the “IGE Asset Sale”) and retain the proprietary brand and customer relationships. The IGE Asset Sale closed on May 31, 2024, and the Company continues to sell its IGE branded durable products, including horticulture benches, racking and LED lighting systems. In connection with the transaction, the Company entered into an exclusive supply agreement with the Buyer to provide for contract manufacturing, which is expected to yield a more efficient cost model.
Assets and liabilities that were sold, disposed or terminated in connection with the IGE Asset Sale included $11,616 of inventories, $3,721 of property, plant and equipment, $2,573 of technology intangible assets, and $90 of other net liabilities. The Company paid cash to terminate the facility operating lease for $1,275 and certain equipment finance leases for $668. The Company incurred an estimated $417 of transaction costs, including legal fees and other transaction-related expenses. The Company recorded a loss on asset disposition of $11,520 on the condensed consolidated statements of operations for the three and six months ended June 30, 2024, which included the aforementioned assets and liabilities derecognized, and operating and finance lease termination payments. The Company estimated the amount of cash proceeds associated with the sale of inventories as $4,960 and property, plant and equipment as $3,700, and classified the amounts within net cash from operating activities and investing activities, respectively, on the condensed consolidated statements of cash flows for the six months ended June 30, 2024.
Pursuant to requirements in the Company's Revolving Credit Facility (as defined below) consent was obtained from JPMorgan Chase Bank, N.A., as administrative agent, to permit the IGE Asset Sale. The net cash proceeds of approximately

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
$6,300 from this transaction were subject to a provision of the Term Loan (as defined below) whereby such net cash proceeds were reinvested into certain investments, such as capital expenditures, with the remainder being prepaid against the Term Loan principal. Refer to Note 10 – Debt for further details.
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
4. INTANGIBLE ASSETS, NET
Intangible assets, net comprised the following:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$8,997	$(8,764)	$233	$8,982	$(8,625)	$357
Customer relationships	99,805	(42,903)	56,902	99,806	(39,230)	60,576
Technology, formulations and recipes	110,381	(38,054)	72,327	110,381	(33,401)	76,980
Trade names and trademarks	131,493	(26,779)	104,714	131,492	(23,432)	108,060
Other	4,770	(4,618)	152	4,716	(4,488)	228
Total finite-lived intangible assets, net	355,446	(121,118)	234,328	355,377	(109,176)	246,201
Indefinite-lived intangible asset:
Trade name	2,801	—	2,801	2,801	—	2,801
Total Intangible assets, net	$358,247	$(121,118)	$237,129	$358,178	$(109,176)	$249,002
Amortization expense related to intangible assets was $5,931 and $11,864 for the three and six months ended June 30, 2025, respectively. Amortization expense related to intangible assets was $6,036 and $12,120 for the three and six months ended June 30, 2024, respectively.
The following are the estimated useful lives and the weighted-average amortization period remaining as of June 30, 2025, for the major classes of finite-lived intangible assets:

	Useful lives	Weighted-average amortization period remaining
Computer software	3 to 5 years	1 year
Customer relationships	7 to 18 years	9 years
Technology, formulations and recipes	8 to 12 years	8 years
Trade names and trademarks	15 to 20 years	16 years

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The estimated aggregate future amortization expense for intangible assets subject to amortization as of June 30, 2025, is summarized below:

Estimated Future Amortization Expense
For the period of July 1, 2025 to December 31, 2025	$11,864
Year ending December 31,
2026	23,526
2027	23,353
2028	22,715
2029	21,583
2030	21,395
Thereafter	109,892
Total	$234,328
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
The following table presents basic and diluted loss per common share for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(16,861)	$(23,450)	$(31,246)	$(36,058)
Weighted-average shares of common stock outstanding	4,646,096	4,597,720	4,630,390	4,589,471
Dilutive effect of share based compensation awards using the treasury stock method	—	—	—	—
Diluted weighted-average shares of common stock outstanding	4,646,096	4,597,720	4,630,390	4,589,471
Basic loss per common share	$(3.63)	$(5.10)	$(6.75)	$(7.86)
Diluted loss per common share	$(3.63)	$(5.10)	$(6.75)	$(7.86)
The computation of the weighted-average shares of common stock outstanding for diluted loss per common share excludes the following potential shares of common stock as their inclusion would have an anti-dilutive effect on diluted loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Shares subject to unvested or deferred performance and restricted stock units	357,796	326,100	357,796	326,100
Shares subject to stock options outstanding	34,045	44,191	34,045	44,191

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
6. ACCOUNTS RECEIVABLE, NET, AND INVENTORIES
Accounts receivable, net comprised the following:

	June 30, 2025	December 31, 2024
Trade accounts receivable	$13,720	$14,112
Allowance for doubtful accounts	(629)	(706)
Other receivables	1,213	1,350
Total accounts receivable, net	$14,304	$14,756
The change in the allowance for doubtful accounts consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Beginning balance	$(621)	$(784)	$(706)	$(920)
Changes in estimates	(95)	(152)	(680)	(276)
Write-offs	25	107	737	336
Collections/Other	62	66	20	97
Ending balance	$(629)	$(763)	$(629)	$(763)
Inventories comprised the following:

	June 30, 2025	December 31, 2024
Finished goods	$36,677	$44,372
Work-in-process	913	1,137
Raw materials	11,727	12,398
Allowance for inventory obsolescence	(5,153)	(7,274)
Total inventories	$44,164	$50,633
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
7. LEASES
The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2038. Also, the Company leases some property, plant and equipment under finance leases. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 20 years. However, these options are generally not reflected in the calculation of the ROU assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company incurred operating lease costs of $2,415 and $4,799 during the three and six months ended June 30, 2025, respectively, and $2,611 and $5,361 during the three and six months ended June 30, 2024, respectively. These costs are included primarily within SG&A in the condensed consolidated statements of operations and do not include lease termination costs associated with the IGE Asset Sale. Refer to Note 3 – Restructuring and Asset Sales for further details.
The Company has operating subleases and logistics agreements which have been accounted for by reference to the underlying asset subject to the lease, primarily as an offset to rent expense, primarily within SG&A. For the three and six months ended June 30, 2025, the Company recorded sublease and logistics income of $1,110 and $2,298, respectively. For the

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
three and six months ended June 30, 2024, the Company recorded sublease and logistics income of $785 and $1,523, respectively.
Total ROU assets, finance lease assets, and lease liabilities were as follows:

	Balance Sheet Classification	June 30, 2025	December 31, 2024
Lease assets
Operating lease assets	Operating lease right-of-use assets	$41,852	$42,869
Finance lease assets	Property, plant and equipment, net	6,925	7,279
Total lease assets		$48,777	$50,148

Lease liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$7,714	$7,731
Finance leases	Current portion of finance lease liabilities	466	459
Noncurrent:
Operating leases	Long-term operating lease liabilities	36,664	37,553
Finance leases	Long-term finance lease liabilities	7,606	7,830
Total lease liabilities		$52,450	$53,573
The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with remaining terms greater than one year as of June 30, 2025 are as follows:

	Operating	Finance
For the period of July 1, 2025 to December 31, 2025	$4,787	$448
Year ending December 31,
2026	9,055	845
2027	9,278	853
2028	8,739	805
2029	5,872	822
2030	4,752	838
Thereafter	7,869	6,379
Total lease payments	50,352	10,990
Less portion representing interest	(5,974)	(2,918)
Total principal	44,378	8,072
Less current portion	(7,714)	(466)
Long-term portion	$36,664	$7,606

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net comprised the following:

	June 30, 2025	December 31, 2024
Machinery and equipment	$24,178	$23,531
Peat bogs and related development	12,634	11,895
Building and improvements	10,370	10,313
Land	5,659	5,630
Furniture and fixtures	4,286	4,239
Computer equipment	3,212	3,152
Leasehold improvements	3,333	3,185
Gross property, plant and equipment	63,672	61,945
Less: accumulated depreciation	(27,426)	(24,400)
Total property, plant and equipment, net	$36,246	$37,545
Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,481 and $2,857 for the three and six months ended June 30, 2025, respectively. Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,740 and $3,541 for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $9,819, less accumulated depreciation of $2,894. As of December 31, 2024, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $9,823, less accumulated depreciation of $2,544.
The Company operates peat bogs in Alberta, Canada. Under current provincial laws the Company is subject to certain AROs and the remediation of the peat bog sites are under provincial oversight. The Company periodically evaluates expected remediation costs associated with the peat bog sites that it operates. When the Company concludes that it is probable that a liability has been incurred, a provision is made for management's estimate of the liability. As of June 30, 2025, and December 31, 2024, the Company had AROs of $272 and $284, respectively, recorded in Accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of June 30, 2025, and December 31, 2024, the Company had AROs of $4,575 and $4,232, respectively, recorded in Other long-term liabilities on the condensed consolidated balance sheets.
The following table presents changes in AROs for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance, beginning of the period	$4,549	$4,928	$4,516	$5,216
Liabilities incurred in the period	40	—	40	—
Liabilities settled in the period	(16)	(4)	(26)	(228)
Accretion expense	40	40	77	86
Other	234	(49)	240	(159)
Balance, end of the period	$4,847	$4,915	$4,847	$4,915

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	June 30, 2025	December 31, 2024
Accrued compensation and benefits	$1,703	$1,987
Interest accrual	1,990	2,141
Freight, custom and duty accrual	753	1,130
Goods in transit accrual	485	574
Income tax accrual	215	127
Asset retirement obligations	272	284
Other accrued liabilities	3,055	4,404
Total accrued expenses and other current liabilities	$8,473	$10,647
10. DEBT
Debt is comprised of the following:

	June 30, 2025	December 31, 2024
Term Loan - Principal	$114,452	$119,303
Term Loan - unamortized discount and deferred financing costs	(2,953)	(3,443)
Term Loan - net of unamortized discount and deferred financing costs	111,499	115,860
Other	89	93
Total debt	$111,588	$115,953

Current portion of long-term debt	$29	$1,260
Long-term debt - net of unamortized discount and deferred financing costs of $2,953 and $3,443 as of June 30, 2025, and December 31, 2024, respectively	111,559	114,693
Total debt	$111,588	$115,953
Term Loan
On October 25, 2021, the Company and certain of its direct and indirect subsidiaries (the "Obligors") entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which the Company borrowed a $125,000 senior secured term loan (the “Term Loan”). The Term Loan was amended by Amendment No. 1 to the Credit and Guaranty Agreement (“Amendment No. 1”) effective on June 27, 2023, to replace the London Interbank Offered Rate ("LIBOR") referenced rates with Secured Overnight Financing Rate ("SOFR") referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor), plus 5.50%. The ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the provisions of Amendment No. 1, included as Exhibit 10.9 to the 2024 Annual Report. Capitalized terms referenced above but not defined herein are defined in the Term Loan.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The Term Loan matures on October 25, 2028 ("Maturity Date") and is not subject to a call premium. Deferred financing costs are being amortized to interest expense over the term of the loan. For the three months ended June 30, 2025, the effective interest rate was 10.89% and interest expense was $3,189, which includes amortization of deferred financing costs and discount of $185. For the six months ended June 30, 2025, the effective interest rate was 10.91% and interest expense was $6,403, which includes amortization of deferred financing costs and discount of $370.
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
As described in Note 3 – Restructuring and Asset Sales, the Company completed the IGE Asset Sale for gross proceeds of $8,660 in May 2024. The net cash proceeds of approximately $6,300 from this transaction are subject to a provision whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the IGE Asset Sale, and (ii) investments which are contractually committed within one-year of the IGE Asset Sale and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds which were not reinvested required the Company to make an offer to prepay the corresponding amount on the Term Loan. In accordance with this provision, the Company made a prepayment of $4,544 during the second quarter of 2025, and had $760 of remaining contractual commitments. The prepayment amount of $4,544 reduced the aforementioned 0.25% required quarterly installment amounts to zero for the remaining term. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants, and the Company was in compliance with all requirements as of June 30, 2025. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company.
Revolving Credit Facility
On March 29, 2021, the Obligors entered into a Senior Secured Revolving Credit Facility (the "Revolving Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, and the lenders from time to time party thereto. The Revolving Credit Facility is due on June 30, 2027, or any earlier date on which the revolving commitments are reduced to zero.
The Revolving Credit Facility originally had a borrowing limit of $50,000. On August 31, 2021, the Obligors entered into an amendment to the Revolving Credit Facility (the "First Amendment") to increase their original borrowing limit to $100,000. In connection with the First Amendment, the Company's previously acquired subsidiaries became party to the Revolving Credit Facility as either borrowers or as guarantors. On October 25, 2021, the Company and its subsidiaries entered into a second amendment to the Revolving Credit Facility (the “Second Amendment”), pursuant to which the parties consented to the Term Loan described above, and made certain conforming changes to comport with the Term Loan provisions. The Revolving Credit Facility was further amended by a third amendment and joinder to the Revolving Credit Facility dated August 23, 2022 (the “Third Amendment”), pursuant to which several previously acquired subsidiaries became parties to the Revolving Credit Facility and granted liens on their assets. On December 22, 2022, the Company entered into a fourth amendment to the Revolving Credit Facility (the “Fourth Amendment”), pursuant to which a sale-leaseback transaction was permitted, and certain other changes were made, including a reduction of the maximum commitment amount under the Revolving Credit Facility from $100,000 to $75,000 and transitioning the LIBOR based rates to SOFR based rates. On March 31, 2023, the Company and certain of its subsidiaries entered into a fifth amendment to the Revolving Credit Facility (the “Fifth Amendment”), pursuant to which the maturity date was extended to June 30, 2026, the maximum commitment amount under the Revolving Credit Facility was reduced to $55,000, and the interest rate on borrowings was revised to various spreads, based on the Company's fixed charge coverage ratio. On November 1, 2024, the Company and certain of its subsidiaries entered into a sixth amendment to the Revolving Credit Facility (the “Sixth Amendment”) which reduced the maximum commitment amount under the Revolving Credit Facility to $35,000. On May 9, 2025, the Company and certain of its subsidiaries entered into a seventh amendment to the Revolving Credit Facility (the “Seventh Amendment”), pursuant to which the maturity date of the Revolving Credit Facility

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
was extended from June 30, 2026 to June 30, 2027, the maximum commitment amount under the Revolving Credit Facility was reduced from $35,000 to $22,000, and certain other changes were made, including the addition of a $2,000 availability block, an increase of the cash dominion trigger from less than 10% of availability to less than 50% of availability, and an increase of the fixed charge ratio trigger from less than 10% excess availability to less than 20% of excess availability. The foregoing description of the Seventh Amendment does not purport to be complete and is qualified in its entirety by reference to the Seventh Amendment, included as Exhibit 10.3 to this Quarterly Report on Form 10-Q.
The unamortized debt discount and deferred financing costs were $265 and $237 as of June 30, 2025, and December 31, 2024, respectively, and are included in other assets in the condensed consolidated balance sheets. Debt discount and deferred financing costs are being amortized to interest expense over the term of the Revolving Credit Facility.
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
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability is less than an amount equal to 20% of the Aggregate Revolving Commitment ($22,000 as of June 30, 2025), the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability is more than 20% of the Aggregate Revolving Commitment for thirty consecutive days (each of the defined terms above, as defined in the Revolving Credit Facility documents). In order to consummate permitted acquisitions or to make restricted payments, the Company would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated. The Company received a consent from JPMorgan Chase Bank, N.A., as administrative agent, to permit the cash settlement of fractional shares in connection with the Reverse Stock Split, which is described further in Note 2 – Basis of Presentation and Significant Accounting Policies. As of June 30, 2025, the Company is in compliance with the covenants contained in the Revolving Credit Facility.
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
As of June 30, 2025, and December 31, 2024, the Company had zero borrowed under the facility. As of June 30, 2025, the Company would be able to borrow approximately $9 million under the Revolving Credit Facility, before the Company would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
Other Debt
Other debt of $89 and $93 as of June 30, 2025, and December 31, 2024, respectively, was primarily comprised of a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Aggregate future principal payments
As of June 30, 2025, the aggregate future principal payments under long-term debt are as follows:

Debt
For the period of July 1, 2025 to December 31, 2025	$19
Year ending December 31,
2026	21
2027	21
2028 and thereafter	114,480
Total	$114,541
11. STOCKHOLDERS’ EQUITY
Common stock
Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the board of directors. As of June 30, 2025, there were 4,659,020 shares outstanding and 300,000,000 shares authorized.
12. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), nonqualified stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of June 30, 2025, a total of 286,112 shares were available for grant under the 2020 Plan.
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
The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements for the three and six months ended June 30, 2025, and 2024, were not material to the financial statements.
Restricted Stock Unit Activity
RSUs granted to certain executives, employees and members of the board of directors expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into shares of the Company's common stock. The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the six months ended June 30, 2025, the Company granted 211,618 RSU awards to certain Directors, executives and employees that are expected to vest with either one, two or three equal vesting tranches, annually on the anniversary of the grant date.
The following table summarizes the activity related to the Company's RSUs for the six months ended June 30, 2025. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the six months ended June 30, 2025:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2024	102,030	$13.82
Granted	211,618	$4.68
Vested	(82,527)	$12.18
Forfeited	(34)	$157.40
Balance, June 30, 2025	231,087	$6.01
As of June 30, 2025, total unamortized stock-based compensation cost related to unvested RSUs was $977 and the weighted-average period over which the compensation is expected to be recognized is approximately one year. For the three and six months ended June 30, 2025, the Company recognized $278 and $636, respectively, of total stock-based compensation expense for RSUs. During the six months ended June 30, 2025, 64,188 RSUs that vested were not issued due to the recipients' elections to defer the conversion into common stock. As of June 30, 2025, there were 126,709 RSUs which had vested, but were not yet issued due to the recipients' elections.
Performance Stock Unit Activity
The following table summarizes the activity related to the Company's PSUs for the six months ended June 30, 2025:

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2024	125,783	$9.89
Vested	(40,871)	$9.89
Forfeited	(84,912)	$9.89
Balance, June 30, 2025	—	$—

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
During the six months ended June 30, 2025, the PSU forfeitures were due to employee terminations and performance conditions that were not satisfied, while PSU vests were from awards granted in the prior year. As of June 30, 2025, there was no unamortized stock-based compensation cost related to unvested PSUs. For the three and six months ended June 30, 2025, the Company recognized $6 and $122, respectively, of total stock-based compensation expense for PSUs.
Stock Options
The vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and stock options may be exercised up to 10 years from the date of issuance.
There were no stock options granted or exercised during the six months ended June 30, 2025. The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding and exercisable as of December 31, 2024	40,654	$96.36	$22.76	3.67
Cancelled	(6,609)	$95.86	$13.78
Outstanding and exercisable as of June 30, 2025	34,045	$96.46	$24.50	3.71
As of June 30, 2025, and December 31, 2024, there were no unvested stock awards, and no compensation cost related to options not yet recognized.
13. INCOME TAXES
The Company recorded income tax benefits of $98 and $16 for the three and six months ended June 30, 2025, respectively, representing effective tax rates of 0.6% and 0.1%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2025, differ from the federal statutory rate of 21% primarily due to U.S. and foreign jurisdictions in full valuation allowance. The income tax benefit for the three and six months ended June 30, 2025, was primarily due to certain benefits in Canadian jurisdictions, partially offset by foreign taxes in Spain and U.S. state taxes.
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
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, along with additional changes to certain U.S. corporate tax provisions. The Company is currently evaluating the impact of OBBBA, but does not believe that the tax provisions of the legislation will have a material impact on the Company’s results of operations.
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
Other Fair Value Measurements
The following table summarizes the fair value of the Company’s assets and liabilities as of June 30, 2025 and December 31, 2024, which are provided for disclosure purposes:

		June 30, 2025		December 31, 2024
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$10,991	$10,991	$26,111	$26,111

Liabilities
Finance leases	Level 3	$8,072	$8,303	$8,289	$8,437
Term Loan	Level 2	$114,452	$93,851	$119,303	$95,442
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited and unaudited consolidated financial statements and the notes contained elsewhere in this Quarterly Report on Form 10-Q and our 2024 Annual Report. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. Actual events or results may differ materially from forward-looking statements. In evaluating such statements, you should carefully consider the various factors identified in this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in Item 1A. “Risk Factors” in our 2024 Annual Report. See “Special Note Regarding Forward-Looking Statements.”
Company Overview
We are a leading independent manufacturer and distributor of branded hydroponics equipment and supplies for controlled environment agriculture, including grow lights, climate control solutions, grow media and nutrients, as well as a broad portfolio of innovative, proprietary branded products. We primarily serve the U.S. and Canadian markets, and believe we are one of the leading companies in these markets in an otherwise fragmented industry. For over 40 years, we have helped growers make growing easier and more productive. Our mission is to empower growers, farmers and cultivators with products that enable greater quality, efficiency, consistency, and speed in their grow projects.
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
We are closely monitoring the recent tariff and trade policy actions changes taken by the United States and foreign governments. The situation remains fluid due to the rapidly changing global trade environment, and we are evaluating the potential implications of these actions on our business including net sales and profitability. High tariffs on imported products from China or other countries, or new tariffs from other countries, could impact the cost of certain products and may negatively impact the Company's 2025 financial performance. For additional information, see the Item 1A. "Risk Factors" in our 2024 Annual Report, including the risk entitled “Potential tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.”

In connection with the 2023 Restructuring Plan, we undertook significant actions to streamline operations, reduce costs and improve efficiencies. Restructuring actions were primarily U.S. manufacturing facility consolidations, in particular with respect to production of certain durable equipment products. Restructuring activities included termination and disposal costs associated with inventory, facilities, and headcount reductions, and non-cash charges consisting of fixed asset and inventory write-downs. Total costs incurred relating to the 2023 Restructuring Plan from commencement through completion were (i) $9.7 million of non-cash charges relating primarily to inventory markdowns, and (ii) $2.0 million of cash charges relating primarily to the consolidation of U.S. manufacturing facilities.
In 2024, we entered into the Purchase Agreement with the Buyer to sell the inventories, and property, plant and equipment associated with our IGE branded products for approximately $8.7 million, while retaining our proprietary brand and customer relationships. In connection with the IGE Asset Sale, we entered into an exclusive supply agreement with the Buyer, pursuant to which the Buyer provides contract manufacturing and we continue to sell our proprietary branded durable products, which include horticulture benches, racking and LED lighting systems. After completion of the IGE Asset Sale and the aforementioned restructuring actions, we have now consolidated our manufacturing operations into two U.S. locations and our peat moss harvesting and processing operation in Canada.
During the second quarter of 2025, we initiated the 2025 Restructuring Plan to reduce our product portfolio and operational footprint to decrease costs and improve efficiency. The 2025 Restructuring Plan actions entail (i) eliminating a significant portion of our product portfolio, primarily underperforming distributed brands, to improve supply chain and operational focus, (ii) further reductions in our distribution center network and manufacturing footprint, and (iii) corresponding headcount reductions. We incurred estimated restructuring costs of $3.3 million during the second quarter of 2025, associated with non-cash inventory write-downs. We anticipate the 2025 Restructuring Plan and related actions may result in additional restructuring charges of approximately $2 million, and annual cost savings in excess of $3 million plus additional working capital benefits.
We continue to evaluate our product portfolio and supply chain, in order to improve efficiency, lower our costs and reduce footprint. We are also evaluating other opportunities to sell excess owned land, not currently being used in operations, to supplement our cash position and potential contract manufacturing or other outsourcing arrangements. Depending on the length and severity of the industry and market conditions, including the fluid and complex international tariff and trade policies, impacting our business, it is possible we may execute additional restructuring plan actions.
Additionally, the amount we will ultimately realize as benefits associated with our restructuring plans could differ materially from our estimates, and we may incur additional non-cash charges in future periods depending on our ability to execute asset sales or pursue other alternatives. For additional information, see the Item 1A. "Risk Factors" in our 2024 Annual Report, including the risk entitled “Our restructuring activities may increase our expenses and cash expenditures, and may not have the intended effects.”

Results of Operations—Comparison of three and six months ended June 30, 2025 and 2024
The following table sets forth our unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2025, and 2024, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended June 30,
	2025		2024		Period change
Net sales	$39,245	100.0%	$54,793	100.0%	$(15,548)	-28.4%
Cost of goods sold	36,451	92.9%	43,942	80.2%	(7,491)	-17.0%
Gross profit	2,794	7.1%	10,851	19.8%	(8,057)	-74.3%
Operating expenses:
Selling, general and administrative	16,140	41.1%	18,659	34.1%	(2,519)	-13.5%
Loss on asset disposition	—	0.0%	11,520	21.0%	(11,520)	-100.0%
Loss from operations	(13,346)	-34.0%	(19,328)	-35.3%	5,982	30.9%
Interest expense	(3,391)	-8.6%	(3,811)	-7.0%	(420)	-11.0%
Other (expense) income, net	(222)	-0.6%	79	0.1%	(301)	-381.0%
Loss before tax	(16,959)	-43.2%	(23,060)	-42.1%	6,101	26.5%
Income tax benefit (expense)	98	0.2%	(390)	-0.7%	(488)	-125.1%
Net loss	$(16,861)	-43.0%	$(23,450)	-42.8%	$6,589	28.1%

	Six months ended June 30,
	2025		2024		Period change
Net sales	$79,779	100.0%	$108,965	100.0%	$(29,186)	-26.8%
Cost of goods sold	70,108	87.9%	87,189	80.0%	(17,081)	-19.6%
Gross profit	9,671	12.1%	21,776	20.0%	(12,105)	-55.6%
Operating expenses:
Selling, general and administrative	34,003	42.6%	38,280	35.1%	(4,277)	-11.2%
Loss on asset disposition	—	0.0%	11,520	10.6%	(11,520)	-100.0%
Loss from operations	(24,332)	-30.5%	(28,024)	-25.7%	3,692	13.2%
Interest expense	(6,768)	-8.5%	(7,742)	-7.1%	(974)	-12.6%
Other (expense) income, net	(162)	-0.2%	294	0.3%	(456)	-155.1%
Loss before tax	(31,262)	-39.2%	(35,472)	-32.6%	4,210	11.9%
Income tax benefit (expense)	16	0.0%	(586)	-0.5%	(602)	-102.7%
Net loss	$(31,246)	-39.2%	$(36,058)	-33.1%	$4,812	13.3%
Net sales
Net sales for the three months ended June 30, 2025, were $39.2 million, a decrease of $15.5 million, or 28.4% compared to the same period in 2024. Net sales for the six months ended June 30, 2025, were $79.8 million, a decrease of $29.2 million, or 26.8% compared to the same period in 2024.
The 28.4% decrease in net sales for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a 27.9% reduction in volume and mix of products sold and a 0.4% decrease in price. This decline was largely driven by the previously mentioned industry oversupply. The 26.8% decrease in net sales for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a 25.4% reduction in volume and mix of products sold and a 1.0% decrease in price. This decline was largely driven by the previously mentioned industry oversupply.
Gross profit
Gross profit for the three months ended June 30, 2025, was $2.8 million, a decrease of $8.1 million, or 74.3%, compared to the same period in 2024. Gross profit for the six months ended June 30, 2025, was $9.7 million, a decrease of $12.1 million, or 55.6%, compared to the same period in 2024.

Our gross profit margin percentage decreased to 7.1% for the three months ended June 30, 2025, from 19.8% in the same period in 2024. Our gross profit margin percentage decreased to 12.1% for the six months ended June 30, 2025, from 20.0% in the same period in 2024.
Gross profit and gross profit margin for the three and six months ended June 30, 2025, decreased as a result of lower net sales and a lower proportion of proprietary brand products sold. The three and six months ended June 30, 2025 were also negatively impacted by $3.3 million and $3.7 million, respectively, of restructuring charges primarily comprised of inventory markdowns.
Selling, general and administrative expenses
SG&A expenses for the three months ended June 30, 2025, were $16.1 million, a decrease of $2.5 million, or 13.5% compared to the same period in 2024. SG&A expenses for the six months ended June 30, 2025, were $34.0 million, a decrease of $4.3 million, or 11.2% compared to the same period in 2024.
The decrease in SG&A expenses for the three months ended June 30, 2025, was primarily a result of our cost saving and restructuring initiatives, as follows: (i) a $1.8 million decrease in employee compensation costs, including lower salaries and benefits, stock-based compensation, and performance bonus, (ii) a $0.3 million decrease in facility costs, and (iii) a $0.3 million decrease in insurance expenses. The decrease in SG&A expenses for the six months ended June 30, 2025, was primarily a result of our cost saving and restructuring initiatives, as follows: (i) a $3.1 million decrease in employee compensation costs, including lower salaries and benefits, stock-based compensation, and performance bonus; and (ii) a $0.7 million decrease in facility costs.
Loss on asset disposition
As previously reported, we entered into a Purchase Agreement with CM Fabrication, LLC to sell assets relating to the production of durable equipment products for $8.7 million. The IGE Asset Sale closed during the three months ended June 30, 2024 and we sold or disposed of inventories and other assets. We recorded a Loss on asset disposition of $11.5 million during the three and six months ended June 30, 2024. Refer to Note 3 – Restructuring and Asset Sales for a further description of the IGE Asset Sale
Interest expense
Interest expense for the three months ended June 30, 2025, was $3.4 million, a decrease from $3.8 million of interest expense recorded in the same period in the prior year. Interest expense for the six months ended June 30, 2025, was $6.8 million, a decrease from $7.7 million of interest expense recorded in the same period in the prior year. The decreases for the three and six months ended June 30, 2025 were primarily due to lower debt outstanding due to principal repayments and lower variable interest rates on our Term Loan.
Other (expense) income, net
Other expense, net for the three months ended June 30, 2025, was $0.2 million, compared to other income, net of $0.1 million during the same period in the prior year. Other expense, net for the six months ended June 30, 2025, was $0.2 million, compared to other income, net of $0.3 million during the same period in the prior year. Other expense, net for the three and six months ended June 30, 2025, was primarily driven by a loss on debt extinguishment recorded in conjunction with the Term Loan prepayment.
Income taxes
We recorded income tax benefits of $0.1 million and less than $0.1 million for the three and six months ended June 30, 2025, respectively, representing effective tax rates of 0.6% and 0.1%, respectively. Our effective tax rates for the three and six months ended June 30, 2025, differ from the federal statutory rate of 21% primarily due to U.S. and foreign jurisdictions in full valuation allowance. The income tax benefit for the three and six months ended June 30, 2025, was primarily due to certain benefits in Canadian jurisdictions, partially offset by foreign taxes in certain jurisdictions and U.S. state taxes.
We recorded income tax expense of $0.4 million and $0.6 million for the three and six months ended June 30, 2024, respectively, representing an effective tax rate of (1.7)% in both periods. Our effective tax rate for the three and six months ended June 30, 2024, differs from the federal statutory rate of 21% primarily due to US and foreign jurisdictions in full valuation allowance. The income tax expense for the three and six months ended June 30, 2024, was primarily due to foreign taxes in certain jurisdictions and U.S. state taxes.

Liquidity and Capital Resources
Cash Flow from Operating, Investing, and Financing Activities
Comparison of the six months ended June 30, 2025, and June 30, 2024
The following table summarizes our cash flows for the six months ended June 30, 2025, and 2024 (amounts in thousands):

	Six months ended June 30,
	2025	2024
Net cash (used in) from operating activities	$(10,047)	$1,487
Net cash (used in) from investing activities	(501)	2,280
Net cash used in financing activities	(5,121)	(3,576)
Effect of exchange rate changes on cash and cash equivalents	549	(189)
Net (decrease) increase in cash and cash equivalents	(15,120)	2
Cash and cash equivalents at beginning of period	26,111	30,312
Cash and cash equivalents at end of period	$10,991	$30,314
Operating Activities
Net cash used in operating activities was $10.0 million for the six months ended June 30, 2025. The net cash usage was primarily due to a $31.2 million net loss and a $3.8 million net cash outflow from an increase in working capital, partially offset by net non-cash items of $25.0 million. The $3.8 million net increase in working capital was primarily comprised of a $3.9 million decrease of lease liabilities, a $2.3 million decrease in accrued expenses and other current liabilities, partially offset by a $2.9 million decrease in inventory. During the six months ended June 30, 2025, we paid $6.9 million in cash interest. Compared to the prior year period, the Company had a larger cash usage from operating activities due to lower net cash profitability and a working capital cash outflow primarily from less inventory reductions compared to the six months ended June 30, 2024.
Net cash from operating activities was $1.5 million for the six months ended June 30, 2024. The net cash from operating activities was primarily due to a $3.4 million net cash inflow from a reduction in working capital, partially offset by a net loss of $36.1 million, less net non-cash items of $34.2 million. The $3.4 million net reduction in working capital was primarily comprised of a $8.6 million decrease of inventories and a $1.8 million decrease of prepaid expenses and other current assets, partially offset by a $5.3 million decrease of lease liabilities and a $2.0 million increase of accounts receivable. As described in Note 3 – Restructuring and Asset Sales, in connection with the IGE Asset Sale, we estimated the amount of cash proceeds associated with the sale of inventories as $5.0 million and classified the amount within net cash from operating activities. In addition, the Company paid cash of $1.3 million to terminate the facility operating lease in connection with the IGE Asset Sale.
The Company is continuing to consolidate its operations in connection with restructuring and related cost saving initiatives which has contributed to the aforementioned decrease in inventory in both the 2025 and 2024 periods.
Investing Activities
Net cash used in investing activities was $0.5 million for the six months ended June 30, 2025, compared to a cash inflow from investing activities of $2.3 million for the six months ended June 30, 2024. The net cash used in investing activities for the six months ended June 30, 2025, was primarily due to capital expenditures of property, plant and equipment. During the six months ended June 30, 2024, we received cash proceeds from the IGE Asset Sale associated with the sale of property, plant and equipment of $3.7 million, along with other cash from investing activities of $0.4 million. These cash proceeds were partially offset by $1.8 million of capital expenditures of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $5.1 million for the six months ended June 30, 2025, primarily driven by (i) $4.9 million of Term Loan repayments relating to required quarterly payments of principal and payments made in conjunction with the IGE Asset Sale reinvestment provision, and (ii) finance lease principal payments of $0.2 million.

Net cash used in financing activities was $3.6 million for the six months ended June 30, 2024, primarily driven by (i) $2.3 million of Term Loan repayments relating to required quarterly payments of principal and payments made in conjunction with a sale-leaseback transaction, and (ii) finance lease principal payments of $1.2 million which included approximately $0.7 million relating to equipment finance lease payments made in connection with the IGE Asset Sale.
Availability and Use of Cash
Our ability to make investments in our business, service our debt and maintain liquidity will primarily depend upon our ability to generate excess operating cash flows through our operating subsidiaries. We believe that our cash flows from operating activities, combined with current cash levels and borrowing availability under the Revolving Credit Facility, will be adequate to support our ongoing operations, and to fund debt service requirements, capital expenditures, lease obligations and working capital needs through the next twelve months of operations. However, we cannot guarantee that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q and in our 2024 Annual Report.
As further described in Note 3 – Restructuring and Asset Sales and Note 10 – Debt, we closed on the IGE Asset Sale, whereby, in accordance with our Term Loan, the net proceeds, approximately $6.3 million, are required to be reinvested into certain permitted investments, such as capital expenditures, or offered to prepay Term Loan principal. In accordance with this provision, the Company made a prepayment of $4.5 million during the second quarter of 2025, and had $0.8 million of remaining contractual commitments as of the payment date. Refer to further discussion below, relating to Term Loan reinvestment provisions applicable to the net cash proceeds of the IGE Asset Sale.
If necessary, we believe that we could supplement our cash position through additional asset sales or divestiture of one or more of our brands or lines of business. During 2024, we sold a portion of the excess owned land at our Goshen, New York location, and are evaluating other opportunities to sell excess owned land, not currently being used in operations, to supplement our cash position. We believe it is prudent to be prepared if required and, accordingly, continue to be engaged in the process of evaluating and preparing to implement one or more of the aforementioned activities. Any potential such event may be subject to provisions referenced in our Term Loan and Revolving Credit Facility, such as subjecting us to make mandatory prepayments.
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
We are also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) certain asset sales that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. As described in Note 3 – Restructuring and Asset Sales and Note 10 – Debt, we received net cash proceeds of approximately $6.3 million in May 2024 from the IGE Asset Sale and are subject to a provision whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the IGE Asset Sale, and (ii) investments which are contractually committed within one-year of the IGE Asset Sale, and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds which are not reinvested would require us to make an offer to prepay the corresponding amount on the Term Loan in 2025. In accordance with this provision, we made a prepayment of $4.5 million during the second quarter of 2025, and had $0.8 million of remaining contractual commitments as of the payment date. We note that the $4.5 million prepayment reduced our required quarterly installment amounts to zero for the remaining term. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
As of June 30, 2025, and December 31, 2024, the outstanding principal balance on the Term Loan was $114.5 million and $119.3 million, respectively.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. We were in compliance with all debt covenants as of June 30, 2025. The Term Loan is secured by a first lien on our non-working capital assets and a second lien on our working capital assets.
Revolving Credit Facility
On March 29, 2021, we and certain of our subsidiaries entered into the Revolving Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender for a revolving line of credit up to $50 million. The Revolving Credit Facility was amended by the First Amendment dated August 31, 2021, which increased the revolving line of credit by an additional $50 million for an aggregate borrowing limit of $100 million. The Revolving Credit Facility was further amended by the Second Amendment dated October 25, 2021 which, among other things, permitted the incurrence of the Term Loan and made certain other changes including subordinating its liens on non-working capital assets to the obligations under the Term Loan. The Revolving Credit Facility was further amended by the Third Amendment and Joinder dated August 23, 2022, pursuant to which several previously acquired subsidiaries became parties to the Revolving Credit Facility and granted liens on their assets. On December 22, 2022, we entered into the Fourth Amendment to the Revolving Credit Facility pursuant to which a sale-leaseback transaction was permitted, and certain other changes were made, including a reduction of the maximum commitment amount under the Revolving Credit Facility from $100 million to $75 million and transitioning the LIBOR based rates to SOFR based rates. On March 31, 2023, we and certain of our subsidiaries entered into the Fifth Amendment to the Revolving Credit Facility, pursuant to which the maturity date was extended to June 30, 2026, the maximum commitment amount under the Revolving Credit Facility was reduced to $55 million, and the interest rate on borrowings was revised to various spreads, based on our fixed charge coverage ratio. On November 1, 2024, we and certain of our subsidiaries entered into the Sixth Amendment to the Revolving Credit Facility pursuant to which the maximum commitment amount was reduced to $35 million. On May 9, 2025, we and certain of our subsidiaries entered into the Seventh Amendment, pursuant to which the maturity date of the Revolving Credit Facility was extended from June 30, 2026 to June 30, 2027, the maximum commitment amount under the Revolving Credit Facility was reduced from $35 million to $22 million, and certain other changes were made, including the addition of a $2 million availability block, an increase of the cash dominion trigger from less than 10% of availability to less than 50% of availability, and an increase of the fixed charge ratio trigger from less than 10% excess availability to less than 20% of excess availability.
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
The Revolving Credit Facility maintains certain reporting requirements, affirmative covenants, negative covenants and financial covenants. A certain financial covenant becomes applicable in the event that our excess availability under the Revolving Credit Facility is less than an amount equal to 20% of the Aggregate Revolving Commitment ($22 million as of June 30, 2025) and would require us to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis.
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

We were in compliance with all debt covenants as of June 30, 2025. As of June 30, 2025, approximately $9 million was available to borrow under the Revolving Credit Facility, before we would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
As of each of June 30, 2025, and December 31, 2024, we had zero borrowed under the Revolving Credit Facility.
The aforementioned financing arrangements and other transactions are more fully described in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash and Cash Equivalents
The cash and cash equivalents balances of $11.0 million and $26.1 million at June 30, 2025, and December 31, 2024, respectively, included $6.6 million and $11.9 million, respectively, held by foreign subsidiaries.
Material Cash Requirements
Our estimated material cash requirements include (i) anticipated interest payments on our long-term debt, (ii) finance lease payments, (iii) operating lease payments, and (iv) balances subject to the Term Loan reinvestment provision, as well as other purchase obligations to support our operations. Variable rates on our Term Loan are subject to change as further described in Item 3. Quantitative and Qualitative Disclosures About Market Risk. Refer to Item 1. Financial Statements, Note 10 – Debt, Note 7 – Leases, and Note 14 – Commitments and Contingencies for details relating to our material cash requirements for debt, our leasing arrangements, including future maturities of our operating lease liabilities, and purchase obligations, respectively. From time to time in the normal course of business, we will enter into agreements with suppliers which provide favorable pricing in return for a commitment to purchase minimum amounts of inventory over a defined time period.
Critical Accounting Policies and Estimates
The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our critical accounting policies and estimates are identified in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of the 2024 Annual Report and include the discussion of estimates used in indefinite lived intangible assets, long-lived tangible and finite-lived intangible assets, and inventory valuation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and actual results could differ materially from the amounts reported.
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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of June 30, 2025, we had $114.5 million of Term Loan debt that is subject to variable interest rates that are based on SOFR or an alternate base rate. Refer to Item 1. Financial Statements, Note 10 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of June 30, 2025, our interest expense on the variable-rate debt would increase by an average of $1.2 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks, but may determine to do so in the future.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any material pending legal proceedings or claims, other than ordinary routine litigation incidental to the business to which we are a party or to which our property is subject.
ITEM 1A. RISK FACTORS
For a discussion of risk factors, please read Item 1A, "Risk Factors" in our 2024 Annual Report. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors reported in our 2024 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)    Not applicable
(b)    Not applicable.
(c)    During the quarter ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit	Description

3.1*	Restated Certificate of Incorporation of Hydrofarm Holdings Group, Inc.
3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).
10.1[x]
Amendment to Offer Letter dated April 14, 2025 by and between Hydrofarm Holdings Group, Inc. and B. John Lindeman (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 17, 2025).

10.2x†	Offer Letter dated March 1, 2022 by and between Hydrofarm Holdings Group Inc. and Mark Parker (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the SEC on May 13, 2025).
10.3
Seventh Amendment to Credit Agreement and Limited Consent and Waiver, dated May 9, 2025 by and among Hydrofarm Holdings Group, Inc., Hydrofarm, LLC, Field 16, LLC, Aurora Innovations, LLC, Innovative Growers Equipment, Inc., Manufacturing & Supply Chain Services, Inc., Hydrofarm Investment Corp., Hydrofarm Holdings LLC, EHH Holdings, LLC, Sunblaster LLC, Hydrofarm Canada, LLC, Sunblaster Holdings ULC, Eddi’s Wholesale Garden Supplies Ltd., House & Garden Holdings, LLC, Aurora International, LLC, Aurora Peat Products ULC, Greenstar Plant Products Inc., Innovative Ag Installation, Inc., Innovative Racking Systems, Inc., Innovative Shipping Solutions, Inc., Innovative Growers Equipment Canada, Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed with the SEC on May 13, 2025).

10.4*[x]	Hydrofarm Holdings Group - Amended and Restated Non-Employee Director Compensation Policy.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Hydrofarm Holdings Group, Inc.

Date: August 12, 2025	/s/ B. John Lindeman
B. John Lindeman
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	/s/ Kevin O'Brien
Kevin O'Brien
Chief Financial Officer
(Principal Financial Officer)