Form 10-Q
period 2025-09-30
HYDROFARM HOLDINGS GROUP, INC.
filed 2025-11-12
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 3, 2025, the registrant had 4,667,004 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to effectively transition the Chief Executive Officer role and facilitate the continued succession of the Company's leadership;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$10,652	$26,111
Accounts receivable, net	10,008	14,756
Inventories	38,338	50,633
Prepaid expenses and other current assets	3,628	3,712
Total current assets	62,626	95,212
Property, plant and equipment, net	34,751	37,545
Operating lease right-of-use assets	39,553	42,869
Intangible assets, net	231,196	249,002
Other assets	1,556	1,476
Total assets	$369,682	$426,104
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,806	$12,279
Accrued expenses and other current liabilities	7,555	10,647
Deferred revenue	2,608	2,611
Current portion of operating lease liabilities	7,676	7,731
Current portion of finance lease liabilities	459	459
Current portion of long-term debt	40	1,260
Total current liabilities	30,144	34,987
Long-term operating lease liabilities	34,508	37,553
Long-term finance lease liabilities	7,493	7,830
Long-term debt	111,740	114,693
Deferred tax liabilities	2,952	3,047
Other long-term liabilities	4,563	4,272
Total liabilities	191,400	202,382
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 4,667,004 and 4,614,279 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively)	—	—
Additional paid-in capital	791,012	790,094
Accumulated other comprehensive loss	(7,633)	(8,911)
Accumulated deficit	(605,097)	(557,461)
Total stockholders’ equity	178,282	223,722
Total liabilities and stockholders’ equity	$369,682	$426,104
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	$29,350	$44,009	$109,129	$152,974
Cost of goods sold	25,941	35,490	96,049	122,679
Gross profit	3,409	8,519	13,080	30,295
Operating expenses:
Selling, general and administrative	16,365	17,556	50,368	55,836
Loss on asset disposition	—	—	—	11,520
Loss from operations	(12,956)	(9,037)	(37,288)	(37,061)
Interest expense	(3,331)	(3,910)	(10,099)	(11,652)
Other income (expense), net	22	80	(140)	374
Loss before tax	(16,265)	(12,867)	(47,527)	(48,339)
Income tax expense	(125)	(279)	(109)	(865)
Net loss	$(16,390)	$(13,146)	$(47,636)	$(49,204)

Net loss per share:
Basic	$(3.51)	$(2.86)	$(10.26)	$(10.71)
Diluted	$(3.51)	$(2.86)	$(10.26)	$(10.71)
Weighted-average shares of common stock outstanding:
Basic	4,663,422	4,603,306	4,641,522	4,594,116
Diluted	4,663,422	4,603,306	4,641,522	4,594,116
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(16,390)	$(13,146)	$(47,636)	$(49,204)
Other comprehensive loss:
Foreign currency translation (loss) gain	(524)	480	1,278	(590)
Total comprehensive loss	$(16,914)	$(12,666)	$(46,358)	$(49,794)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2024	4,597,859	$—	$789,378	$(7,567)	$(526,802)	$255,009
Issuance of common stock for vesting of stock awards	14,967	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(5,169)	—	(29)	—	—	(29)
Stock-based compensation expense	—	—	668	—	—	668
Net loss	—	—	—	—	(13,146)	(13,146)
Foreign currency translation gain	—	—	—	480	—	480
Balance, September 30, 2024	4,607,657	$—	$790,017	$(7,087)	$(539,948)	$242,982

Balance, June 30, 2025	4,659,020	$—	$790,825	$(7,109)	$(588,707)	$195,009
Issuance of common stock for vesting of stock awards	11,984	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(4,000)	—	(19)	—	—	(19)
Stock-based compensation expense	—	—	206	—	—	206
Net loss	—	—	—	—	(16,390)	(16,390)
Foreign currency translation loss	—	—	—	(524)	—	(524)
Balance, September 30, 2025	4,667,004	$—	$791,012	$(7,633)	$(605,097)	$178,282

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	4,578,841	$—	$787,851	$(6,497)	$(490,744)	$290,610
Issuance of common stock for vesting of stock awards	44,696	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(15,880)	—	(127)	—	—	(127)
Stock-based compensation expense	—	—	2,293	—	—	2,293
Net loss	—	—	—	—	(49,204)	(49,204)
Foreign currency translation loss	—	—	—	(590)	—	(590)
Balance, September 30, 2024	4,607,657	$—	$790,017	$(7,087)	$(539,948)	$242,982

Balance, December 31, 2024	4,614,279	$—	$790,094	$(8,911)	$(557,461)	$223,722
Issuance of common stock for vesting of stock awards	71,194	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(18,469)	—	(46)	—	—	(46)
Stock-based compensation expense	—	—	964	—	—	964
Net loss	—	—	—	—	(47,636)	(47,636)
Foreign currency translation gain	—	—	—	1,278	—	1,278
Balance, September 30, 2025	4,667,004	$—	$791,012	$(7,633)	$(605,097)	$178,282

The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2025	2024
Operating activities
Net loss	$(47,636)	$(49,204)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation, depletion and amortization	22,057	23,325
Provision for inventory obsolescence	1,010	1,013
Restructuring expenses	4,004	516
Stock-based compensation expense	964	2,293
Non-cash operating lease expense	5,920	6,311
Non-cash loss from asset disposition	—	11,103
Other	1,616	827
Changes in assets and liabilities:
Accounts receivable	3,902	819
Inventories	7,744	8,854
Prepaid expenses and other current assets	119	790
Other assets	(175)	(113)
Accounts payable	(655)	(2,258)
Accrued expenses and other current liabilities	(3,145)	147
Deferred revenue	(15)	(411)
Lease liabilities	(5,728)	(7,081)
Other long-term liabilities	(66)	89
Net cash used in operating activities	(10,084)	(2,980)
Investing activities
Capital expenditures of property, plant and equipment	(695)	(2,622)
Cash proceeds from IGE Asset Sale for property, plant and equipment	—	3,700
Other	87	383
Net cash (used in) from investing activities	(608)	1,461
Financing activities
Borrowings under foreign revolving credit facilities	291	334
Repayments of foreign revolving credit facilities	(292)	(345)
Repayments of Term Loan	(4,851)	(2,890)
Payment of withholding tax related to stock awards	(46)	(127)
Finance lease principal payments	(344)	(1,259)
Net cash used in financing activities	(5,242)	(4,287)
Effect of exchange rate changes on cash and cash equivalents	475	(102)
Net decrease in cash and cash equivalents	(15,459)	(5,908)
Cash and cash equivalents at beginning of period	26,111	30,312
Cash and cash equivalents at end of period	$10,652	$24,404

Non-cash investing and financing activities
Right-of-use assets acquired (relinquished) under operating lease obligations, net	$2,166	$(1,924)
Capital expenditures included in accounts payable and accrued liabilities	118	55
Supplemental information
Cash paid for interest	9,507	12,038
Cash (refunded) paid for income taxes	(11)	130
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
For the purposes of making operating decisions, assessing financial performance and allocating resources, the CODM reviews financial statement metrics on a consolidated basis, including net sales, gross profit, selling, general and administrative expenses ("SG&A"), and net loss as presented in the condensed consolidated statements of operations. Net income (loss) is the primary measure of profit or loss reviewed by the CODM. In addition, the CODM reviews consolidated total assets and significant components such as inventories, cash and other assets for the purpose of evaluating financial performance. Significant expense categories regularly reviewed by the CODM are comprised of cost of goods sold and SG&A. The other components of net loss as disclosed in the statements of operations that are not significant segment expenses are loss on asset disposition, interest expense, other income (expense), net, and income tax expense. Therefore, the Company is cross referencing to the U.S. GAAP financial statement measures as presented in the condensed consolidated statements of operations, in connection with adoption of ASU 2023-07. Since the Company operates as one reportable segment, all required segment financial information is found in the condensed consolidated financial statements and footnotes, and within the entity-wide disclosures presented below.
Entity-wide information
Net sales and property, plant and equipment, net and operating lease right-of-use ("ROU") assets in the United States and Canada, as determined by the location of the subsidiaries, are shown below. Other foreign locations, which are immaterial, individually and in the aggregate, are included in the United States below.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
United States	$24,054	$36,318	$87,647	$120,869
Canada	5,882	8,339	23,190	34,367
Eliminations	(586)	(648)	(1,708)	(2,262)
Total consolidated net sales	$29,350	$44,009	$109,129	$152,974

	September 30, 2025	December 31, 2024
United States	$43,689	$50,928
Canada	30,615	29,513
Total property, plant and equipment, net and operating lease right-of-use assets	$74,304	$80,441
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
Inventories
Inventories consist of finished goods, work-in-process, and raw materials used in manufacturing products. Inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. The Company maintains an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold or otherwise disposed. If inventory is sold, any related reserves would be reversed in the period of sale. The Company estimates inventory markdowns relating to restructuring charges based upon business strategies, management's actions with respect to inventory raw materials and products and brands being removed from the Company's portfolio, current and anticipated demand, customer preferences, and market conditions.
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
The amount billed to customers for shipping and handling costs included in net sales was $798 and $3,380 during the three and nine months ended September 30, 2025, respectively, and $1,463 and $6,672 during the three and nine months ended September 30, 2024, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits reported within deferred revenue in the condensed consolidated balance sheets, totaled $2,608 and $2,611 as of September 30, 2025, and December 31, 2024, respectively. During the nine months ended September 30, 2025, the Company recorded customer deposits of $3,207, recognized $3,056 of deferred revenue, and noted $154 of additional decreases primarily due to customer refunds and foreign exchange rate fluctuations. There are no significant financing components and the majority of revenue is recognized within one year. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting companies to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted and is effective on a prospective basis. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which makes targeted improvements to the accounting for internal-use software by removing references to “development stages”. The update also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted, and can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.
3. RESTRUCTURING AND ASSET SALES
Restructuring
2023 Restructuring Plan
Upon completion of a restructuring plan that began in 2022, the Company began a restructuring plan in 2023 (the "2023 Restructuring Plan"), and undertook significant actions to streamline operations, reduce costs and improve efficiencies. Restructuring actions in the 2023 Restructuring Plan were primarily U.S. manufacturing facility consolidations, in particular with respect to production of certain durable equipment products. Restructuring activities included termination and disposal costs associated with inventory, facilities, and headcount reductions, and non-cash charges consisting of fixed asset and inventory write-downs. During the three and nine months ended September 30, 2024, the Company recorded pre-tax restructuring charges of $656 and $1,721, respectively, for the 2023 Restructuring Plan, relating primarily to cash charges associated with the consolidation and closure of U.S. manufacturing facilities. Of the $656 and $1,721 recorded charges, $577 and $1,558 was recorded within Cost of goods sold on the condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively. The Company recorded $79 and $163 within SG&A expenses on the condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively.
In the first quarter of 2025, the Company incurred approximately $362 of restructuring charges, which were primarily cash charges and recorded in Cost of goods sold. The remaining accrual balance of $103 as of December 31, 2024, was settled

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
during the nine months ended September 30, 2025, and there is no remaining accrual balance. Total costs incurred relating to the 2023 Restructuring Plan, from its commencement through completion in the first quarter of 2025 were (i) $9,737 of non-cash charges relating primarily to inventory markdowns, and (ii) $2,034 of cash charges relating primarily to the consolidation of U.S. manufacturing facilities.
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
The Company incurred the following estimated restructuring costs for the 2025 Restructuring Plan during the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Cost of goods sold	$753	$4,074
Selling, general and administrative	142	142
Total 2025 Restructuring Plan charges	$895	$4,216

Cash	$246	$277
Non-cash	649	3,939
Total 2025 Restructuring Plan charges	$895	$4,216
Non-cash charges were primarily associated with inventory write-downs, which were primarily recorded in Cost of goods sold on the condensed consolidated statements of operations. Cash charges were primarily comprised of costs incurred to relocate and terminate certain facilities. The Company does not have any material accruals for restructuring charges as of September 30, 2025.
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
Assets and liabilities that were sold, disposed or terminated in connection with the IGE Asset Sale included $11,616 of inventories, $3,721 of property, plant and equipment, $2,573 of technology intangible assets, and $90 of other net liabilities. The Company paid cash to terminate the facility operating lease for $1,275 and certain equipment finance leases for $668. The Company incurred an estimated $417 of transaction costs, including legal fees and other transaction-related expenses. The Company recorded a loss on asset disposition of $11,520 on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024, which included the aforementioned assets and liabilities derecognized, and operating and finance lease termination payments. The Company estimated the amount of cash proceeds associated with the sale of inventories as $4,960 and property, plant and equipment as $3,700, and classified the amounts within net cash from

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
operating activities and investing activities, respectively, on the condensed consolidated statements of cash flows for the nine months ended September 30, 2024.
Pursuant to requirements in the Company's Revolving Credit Facility (as defined below) consent was obtained from JPMorgan Chase Bank, N.A., as administrative agent, to permit the IGE Asset Sale. The net cash proceeds of approximately $6,300 from this transaction were subject to a provision of the Term Loan (as defined below) whereby such net cash proceeds were reinvested into certain investments, such as capital expenditures, with the remainder being prepaid against the Term Loan principal. Refer to Note 10 – Debt for further details.
During the year ended December 31, 2024, the Company sold approximately 20 acres of the 140 acres of excess owned land at the Goshen, New York location. The sale price less costs to sell were consistent with the carrying value of the land, and therefore no gain or loss was recorded in the year ended December 31, 2024.
4. INTANGIBLE ASSETS, NET
Intangible assets, net comprised the following:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$8,855	$(8,680)	$175	$8,982	$(8,625)	$357
Customer relationships	99,805	(44,740)	55,065	99,806	(39,230)	60,576
Technology, formulations and recipes	110,381	(40,380)	70,001	110,381	(33,401)	76,980
Trade names and trademarks	131,493	(28,453)	103,040	131,492	(23,432)	108,060
Other	4,749	(4,635)	114	4,716	(4,488)	228
Total finite-lived intangible assets, net	355,283	(126,888)	228,395	355,377	(109,176)	246,201
Indefinite-lived intangible asset:
Trade name	2,801	—	2,801	2,801	—	2,801
Total Intangible assets, net	$358,084	$(126,888)	$231,196	$358,178	$(109,176)	$249,002
Amortization expense related to intangible assets was $5,930 and $17,794 for the three and nine months ended September 30, 2025, respectively. Amortization expense related to intangible assets was $5,942 and $18,062 for the three and nine months ended September 30, 2024, respectively.
The following are the estimated useful lives and the weighted-average amortization period remaining as of September 30, 2025, for the major classes of finite-lived intangible assets:

	Useful lives	Weighted-average amortization period remaining
Computer software	3 to 5 years	1 year
Customer relationships	7 to 18 years	8 years
Technology, formulations and recipes	8 to 12 years	8 years
Trade names and trademarks	15 to 20 years	16 years

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
The estimated aggregate future amortization expense for intangible assets subject to amortization as of September 30, 2025, is summarized below:

Estimated Future Amortization Expense
For the period of October 1, 2025 to December 31, 2025	$5,932
Year ending December 31,
2026	23,526
2027	23,353
2028	22,715
2029	21,583
2030	21,395
Thereafter	109,891
Total	$228,395
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
The following table presents basic and diluted loss per common share for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(16,390)	$(13,146)	$(47,636)	$(49,204)
Weighted-average shares of common stock outstanding	4,663,422	4,603,306	4,641,522	4,594,116
Dilutive effect of share based compensation awards using the treasury stock method	—	—	—	—
Diluted weighted-average shares of common stock outstanding	4,663,422	4,603,306	4,641,522	4,594,116
Basic loss per common share	$(3.51)	$(2.86)	$(10.26)	$(10.71)
Diluted loss per common share	$(3.51)	$(2.86)	$(10.26)	$(10.71)
The computation of the weighted-average shares of common stock outstanding for diluted loss per common share excludes the following potential shares of common stock as their inclusion would have an anti-dilutive effect on diluted loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Shares subject to unvested or deferred performance and restricted stock units	340,860	308,682	340,860	308,682
Shares subject to stock options outstanding	32,612	40,902	32,612	40,902

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
6. ACCOUNTS RECEIVABLE, NET, AND INVENTORIES
Accounts receivable, net comprised the following:

	September 30, 2025	December 31, 2024
Trade accounts receivable	$9,751	$14,112
Allowance for doubtful accounts	(666)	(706)
Other receivables	923	1,350
Total accounts receivable, net	$10,008	$14,756
The change in the allowance for doubtful accounts consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning balance	$(629)	$(763)	$(706)	$(920)
Changes in estimates	(138)	(296)	(818)	(572)
Write-offs	50	43	787	379
Collections/Other	51	157	71	254
Ending balance	$(666)	$(859)	$(666)	$(859)
Inventories comprised the following:

	September 30, 2025	December 31, 2024
Finished goods	$30,102	$44,372
Work-in-process	917	1,137
Raw materials	11,391	12,398
Allowance for inventory obsolescence	(4,072)	(7,274)
Total inventories	$38,338	$50,633
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
7. LEASES
The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2038. Also, the Company leases some property, plant and equipment under finance leases. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 20 years. However, these options are generally not reflected in the calculation of the ROU assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company incurred operating lease costs of $2,410 and $7,209 during the three and nine months ended September 30, 2025, respectively, and $2,426 and $7,787 during the three and nine months ended September 30, 2024, respectively. These costs are included primarily within SG&A in the condensed consolidated statements of operations and do not include lease termination costs associated with the IGE Asset Sale. Refer to Note 3 – Restructuring and Asset Sales for further details.
The Company has operating subleases and logistics agreements which have been accounted for by reference to the underlying asset subject to the lease, primarily as an offset to rent expense, primarily within SG&A. For the three and nine months ended September 30, 2025, the Company recorded sublease and logistics income of $1,271 and $3,569, respectively.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
For the three and nine months ended September 30, 2024, the Company recorded sublease and logistics income of $931 and $2,454, respectively.
Total ROU assets, finance lease assets, and lease liabilities were as follows:

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Lease assets
Operating lease assets	Operating lease right-of-use assets	$39,553	$42,869
Finance lease assets	Property, plant and equipment, net	6,748	7,279
Total lease assets		$46,301	$50,148

Lease liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$7,676	$7,731
Finance leases	Current portion of finance lease liabilities	459	459
Noncurrent:
Operating leases	Long-term operating lease liabilities	34,508	37,553
Finance leases	Long-term finance lease liabilities	7,493	7,830
Total lease liabilities		$50,136	$53,573
The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with remaining terms greater than one year as of September 30, 2025 are as follows:

	Operating	Finance
For the period of October 1, 2025 to December 31, 2025	$2,462	$226
Year ending December 31,
2026	9,005	844
2027	9,223	851
2028	8,689	806
2029	5,826	822
2030	4,705	838
Thereafter	7,764	6,379
Total lease payments	47,674	10,766
Less portion representing interest	(5,490)	(2,814)
Total principal	42,184	7,952
Less current portion	(7,676)	(459)
Long-term portion	$34,508	$7,493

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
8. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net comprised the following:

	September 30, 2025	December 31, 2024
Machinery and equipment	$23,654	$23,531
Peat bogs and related development	12,467	11,895
Building and improvements	10,384	10,313
Land	5,659	5,630
Furniture and fixtures	4,290	4,239
Computer equipment	3,211	3,152
Leasehold improvements	3,337	3,185
Gross property, plant and equipment	63,002	61,945
Less: accumulated depreciation	(28,251)	(24,400)
Total property, plant and equipment, net	$34,751	$37,545
Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,406 and $4,263 for the three and nine months ended September 30, 2025, respectively. Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,721 and $5,262 for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $9,812, less accumulated depreciation of $3,064. As of December 31, 2024, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $9,823, less accumulated depreciation of $2,544.
The Company operates peat bogs in Alberta, Canada. Under current provincial laws the Company is subject to certain AROs and the remediation of the peat bog sites are under provincial oversight. The Company periodically evaluates expected remediation costs associated with the peat bog sites that it operates. When the Company concludes that it is probable that a liability has been incurred, a provision is made for management's estimate of the liability. As of September 30, 2025, and December 31, 2024, the Company had AROs of $247 and $284, respectively, recorded in Accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of September 30, 2025, and December 31, 2024, the Company had AROs of $4,528 and $4,232, respectively, recorded in Other long-term liabilities on the condensed consolidated balance sheets.
The following table presents changes in AROs for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance, beginning of the period	$4,847	$4,915	$4,516	$5,216
Liabilities incurred in the period	—	—	40	—
Liabilities settled in the period	(21)	(84)	(47)	(312)
Accretion expense	41	40	118	126
Other	(92)	58	148	(101)
Balance, end of the period	$4,775	$4,929	$4,775	$4,929

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	September 30, 2025	December 31, 2024
Accrued compensation and benefits	$1,673	$1,987
Interest accrual	1,995	2,141
Freight, custom and duty accrual	621	1,130
Goods in transit accrual	101	574
Income tax accrual	107	127
Asset retirement obligations	247	284
Other accrued liabilities	2,811	4,404
Total accrued expenses and other current liabilities	$7,555	$10,647
10. DEBT
Debt is comprised of the following:

	September 30, 2025	December 31, 2024
Term Loan - Principal	$114,452	$119,303
Term Loan - unamortized discount and deferred financing costs	(2,767)	(3,443)
Term Loan - net of unamortized discount and deferred financing costs	111,685	115,860
Other	95	93
Total debt	$111,780	$115,953

Current portion of long-term debt	$40	$1,260
Long-term debt - net of unamortized discount and deferred financing costs of $2,767 and $3,443 as of September 30, 2025, and December 31, 2024, respectively	111,740	114,693
Total debt	$111,780	$115,953
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
The Term Loan matures on October 25, 2028 ("Maturity Date") and is not subject to a call premium. Deferred financing costs are being amortized to interest expense over the term of the loan. For the three months ended September 30, 2025, the effective interest rate was 10.93% and interest expense was $3,153, which includes amortization of deferred financing

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
costs and discount of $186. For the nine months ended September 30, 2025, the effective interest rate was 10.91% and interest expense was $9,556, which includes amortization of deferred financing costs and discount of $556.
The principal amount of the Term Loan is required to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan, reduced pro-rata by any additional payments made, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) certain asset sales that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations.
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
The Term Loan requires the Company to maintain certain reporting requirements, affirmative covenants, and negative covenants, and the Company was in compliance with all requirements as of September 30, 2025. The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company.
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
The unamortized debt discount and deferred financing costs were $241 and $237 as of September 30, 2025, and December 31, 2024, respectively, and are included in other assets in the condensed consolidated balance sheets. Debt discount and deferred financing costs are being amortized to interest expense over the term of the Revolving Credit Facility.
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
The Company is required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability is less than an amount equal to 20% of the Aggregate Revolving Commitment ($22,000 as of September 30, 2025), the Company will be required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability is more than 20% of the Aggregate Revolving Commitment for thirty consecutive days (each of the defined terms above, as defined in the Revolving Credit Facility documents). In order to consummate permitted acquisitions or to make restricted payments, the Company would be required to comply with a higher fixed charge coverage ratio of 1.15x, but no such acquisitions or payments are currently contemplated. The Company received a consent from JPMorgan Chase Bank, N.A., as administrative agent, to permit the cash settlement of fractional shares in connection with the Reverse Stock Split, which is described further in Note 2 – Basis of Presentation and Significant Accounting Policies. As of September 30, 2025, the Company is in compliance with the covenants contained in the Revolving Credit Facility.
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
As of September 30, 2025, and December 31, 2024, the Company had zero borrowed under the facility. As of September 30, 2025, the Company would be able to borrow approximately $4 million under the Revolving Credit Facility, before the Company would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
Other Debt
Other debt of $95 and $93 as of September 30, 2025, and December 31, 2024, respectively, was primarily comprised of a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
Aggregate future principal payments
As of September 30, 2025, the aggregate future principal payments under long-term debt are as follows:

Debt
For the period of October 1, 2025 to December 31, 2025	$24
Year ending December 31,
2026	21
2027	21
2028 and thereafter	114,481
Total	$114,547
11. STOCKHOLDERS’ EQUITY
Common stock
Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the board of directors. As of September 30, 2025, there were 4,667,004 shares outstanding and 300,000,000 shares authorized.
12. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), nonqualified stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of September 30, 2025, a total of 295,064 shares were available for grant under the 2020 Plan.
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
The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements for the three and nine months ended September 30, 2025, and 2024, were not material to the financial statements.
Restricted Stock Unit Activity
RSUs granted to certain executives, employees and members of the board of directors expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into shares of the Company's common stock. The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the nine months ended September 30, 2025, the Company granted 211,618 RSU awards to certain directors, executives and employees that are expected to vest with either one, two or three equal vesting tranches, annually on the anniversary of the grant date.
The following table summarizes the activity related to the Company's RSUs for the nine months ended September 30, 2025. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the nine months ended September 30, 2025:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2024	102,030	$13.82
Granted	211,618	$4.68
Vested	(94,511)	$13.88
Forfeited	(4,986)	$7.92
Balance, September 30, 2025	214,151	$4.89
As of September 30, 2025, total unamortized stock-based compensation cost related to unvested RSUs was $737 and the weighted-average period over which the compensation is expected to be recognized is approximately one year. For the three and nine months ended September 30, 2025, the Company recognized $206 and $842, respectively, of total stock-based compensation expense for RSUs. During the nine months ended September 30, 2025, 64,188 RSUs that vested were not issued due to the recipients' elections to defer the conversion into common stock. As of September 30, 2025, there were 126,709 RSUs which had vested, but were not yet issued due to the recipients' elections.
Performance Stock Unit Activity
The following table summarizes the activity related to the Company's PSUs for the nine months ended September 30, 2025:

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2024	125,783	$9.89
Vested	(40,871)	$9.89
Forfeited	(84,912)	$9.89
Balance, September 30, 2025	—	$—

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)
During the nine months ended September 30, 2025, the PSU forfeitures were due to employee terminations and performance conditions that were not satisfied, while PSU vests were from awards granted in the prior year. As of September 30, 2025, there was no unamortized stock-based compensation cost related to unvested PSUs. For the three and nine months ended September 30, 2025, the Company recognized zero and $122, respectively, of total stock-based compensation expense for PSUs.
Stock Options
The vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and stock options may be exercised up to 10 years from the date of issuance.
There were no stock options granted or exercised during the nine months ended September 30, 2025. The following table summarizes the stock option activity for the nine months ended September 30, 2025:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding and exercisable as of December 31, 2024	40,654	$96.36	$22.76	3.67
Cancelled	(8,042)	$93.80	$12.57
Outstanding and exercisable as of September 30, 2025	32,612	$96.99	$25.27	3.39
As of September 30, 2025, and December 31, 2024, there were no unvested stock awards, and no compensation cost related to options not yet recognized.
13. INCOME TAXES
The Company recorded income tax expense of $125 and $109 for the three and nine months ended September 30, 2025, respectively, representing effective tax rates of (0.8)% and (0.2)%, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2025, differ from the federal statutory rate of 21% primarily due to U.S. and foreign jurisdictions in full valuation allowance. The income tax expense for the three and nine months ended September 30, 2025, was primarily due to foreign taxes in certain jurisdictions and U.S. state taxes, partially offset by certain benefits in Canadian jurisdictions.
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
Other Fair Value Measurements
The following table summarizes the fair value of the Company’s assets and liabilities as of September 30, 2025 and December 31, 2024, which are provided for disclosure purposes:

		September 30, 2025		December 31, 2024
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$10,652	$10,652	$26,111	$26,111

Liabilities
Finance leases	Level 3	$7,952	$8,194	$8,289	$8,437
Term Loan	Level 2	$114,452	$93,851	$119,303	$95,442
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
We are closely monitoring the recent tariff and trade policy actions taken by the United States and foreign governments. The situation remains fluid due to the rapidly changing global trade environment, and we are evaluating the potential implications of these actions on our business including net sales and profitability. High tariffs on imported products from China or other countries, or new tariffs from other countries, could impact the cost of certain products and may negatively impact the Company's financial performance. For additional information, see the Item 1A. "Risk Factors" in our 2024 Annual Report, including the risk entitled “Potential tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.”

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
In 2024, we entered into the Purchase Agreement with CM Fabrication, LLC to sell the inventories, and property, plant and equipment associated with our IGE-branded products for approximately $8.7 million, while retaining our proprietary brand and customer relationships. In connection with the IGE Asset Sale, we entered into an exclusive supply agreement with the Buyer, pursuant to which the Buyer provides contract manufacturing and we continue to sell our proprietary branded durable products, which include horticulture benches, racking and LED lighting systems. After completion of the IGE Asset Sale and the aforementioned restructuring actions, we have now consolidated our manufacturing operations into two U.S. locations and our peat moss harvesting and processing operation in Canada.
During the second quarter of 2025, we initiated the 2025 Restructuring Plan to reduce our product portfolio and operational footprint to decrease costs and improve efficiency. The 2025 Restructuring Plan actions entail (i) eliminating a significant portion of our product portfolio, primarily underperforming distributed brands, to improve supply chain and operational focus, (ii) further reductions in our distribution center network and manufacturing footprint, and (iii) corresponding headcount reductions. We incurred estimated restructuring costs of $0.9 million and $4.2 million during the three and nine months ended September 30, 2025, respectively, for the 2025 Restructuring Plan. The charges were primarily associated with non-cash inventory write-downs, which were recorded in Cost of goods sold on the condensed consolidated statements of operations, and cash charges which primarily comprised of charges incurred to relocate and terminate certain facilities. We anticipate the 2025 Restructuring Plan and related actions may result in additional restructuring charges of up to $2 million, primarily cash related, and annual cost savings of approximately $5 million plus additional working capital benefits.
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

Results of Operations—Comparison of three and nine months ended September 30, 2025 and 2024
The following table sets forth our unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2025, and 2024, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended September 30,
	2025		2024		Period change
Net sales	$29,350	100.0%	$44,009	100.0%	$(14,659)	-33.3%
Cost of goods sold	25,941	88.4%	35,490	80.6%	(9,549)	-26.9%
Gross profit	3,409	11.6%	8,519	19.4%	(5,110)	-60.0%
Operating expenses:
Selling, general and administrative	16,365	55.8%	17,556	39.9%	(1,191)	-6.8%
Loss from operations	(12,956)	-44.1%	(9,037)	-20.5%	(3,919)	-43.4%
Interest expense	(3,331)	-11.3%	(3,910)	-8.9%	(579)	-14.8%
Other income, net	22	0.1%	80	0.2%	(58)	-72.5%
Loss before tax	(16,265)	-55.4%	(12,867)	-29.2%	(3,398)	-26.4%
Income tax expense	(125)	-0.4%	(279)	-0.6%	(154)	-55.2%
Net loss	$(16,390)	-55.8%	$(13,146)	-29.9%	$(3,244)	-24.7%

	Nine months ended September 30,
	2025		2024		Period change
Net sales	$109,129	100.0%	$152,974	100.0%	$(43,845)	-28.7%
Cost of goods sold	96,049	88.0%	122,679	80.2%	(26,630)	-21.7%
Gross profit	13,080	12.0%	30,295	19.8%	(17,215)	-56.8%
Operating expenses:
Selling, general and administrative	50,368	46.2%	55,836	36.5%	(5,468)	-9.8%
Loss on asset disposition	—	0.0%	11,520	7.5%	(11,520)	-100.0%
Loss from operations	(37,288)	-34.2%	(37,061)	-24.2%	(227)	-0.6%
Interest expense	(10,099)	-9.3%	(11,652)	-7.6%	(1,553)	-13.3%
Other (expense) income, net	(140)	-0.1%	374	0.2%	(514)	-137.4%
Loss before tax	(47,527)	-43.6%	(48,339)	-31.6%	812	1.7%
Income tax expense	(109)	-0.1%	(865)	-0.6%	(756)	-87.4%
Net loss	$(47,636)	-43.7%	$(49,204)	-32.2%	$1,568	3.2%
Net sales
Net sales for the three months ended September 30, 2025, were $29.4 million, a decrease of $14.7 million, or 33.3% compared to the same period in 2024. Net sales for the nine months ended September 30, 2025, were $109.1 million, a decrease of $43.8 million, or 28.7% compared to the same period in 2024.
The 33.3% decrease in net sales for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a 32.2% reduction in volume and mix of products sold and a 1.1% decrease in price. This decline was largely driven by the previously mentioned industry oversupply. The 28.7% decrease in net sales for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a 26.7% reduction in volume and mix of products sold and a 1.6% decrease in price. This decline was largely driven by the previously mentioned industry oversupply.
Gross profit
Gross profit for the three months ended September 30, 2025, was $3.4 million, a decrease of $5.1 million, or 60.0%, compared to the same period in 2024. Gross profit for the nine months ended September 30, 2025, was $13.1 million, a decrease of $17.2 million, or 56.8%, compared to the same period in 2024.

Our gross profit margin percentage decreased to 11.6% for the three months ended September 30, 2025, from 19.4% in the same period in 2024. Our gross profit margin percentage decreased to 12.0% for the nine months ended September 30, 2025, from 19.8% in the same period in 2024.
Gross profit and gross profit margin for the three and nine months ended September 30, 2025, decreased as a result of lower net sales and lower manufacturing production volume. Gross profit and gross profit margin for the nine months ended September 30, 2025 were also negatively impacted by a lower proportion of proprietary brand products sold. In addition, the three and nine months ended September 30, 2025 were negatively impacted by $0.8 million and $4.4 million, respectively, of restructuring charges primarily comprised of inventory markdowns, compared to $0.6 million and $1.6 million of restructuring charges incurred in the prior year comparable periods.
Selling, general and administrative expenses
SG&A expenses for the three months ended September 30, 2025, were $16.4 million, a decrease of $1.2 million, or 6.8% compared to the same period in 2024. SG&A expenses for the nine months ended September 30, 2025, were $50.4 million, a decrease of $5.5 million, or 9.8% compared to the same period in 2024.
The decrease in SG&A expenses for the three months ended September 30, 2025, was primarily a result of our cost saving and restructuring initiatives, as follows: (i) a $1.1 million decrease in employee compensation costs, including lower salaries and benefits, stock-based compensation, and performance bonus, and (ii) a $0.3 million decrease in facility costs. The decrease in SG&A expenses for the nine months ended September 30, 2025, was primarily a result of our cost saving and restructuring initiatives, as follows: (i) a $4.2 million decrease in employee compensation costs, including lower salaries and benefits, stock-based compensation, and performance bonus, and (ii) a $1.1 million decrease in facility costs.
Loss on asset disposition
As previously reported, we entered into a Purchase Agreement with CM Fabrication, LLC to sell assets relating to the production of durable equipment products for $8.7 million. The IGE Asset Sale closed during the three months ended June 30, 2024 and we sold or disposed of inventories and other assets. We recorded a Loss on asset disposition of $11.5 million during the nine months ended September 30, 2024. Refer to Note 3 – Restructuring and Asset Sales for a further description of the IGE Asset Sale.
Interest expense
Interest expense for the three months ended September 30, 2025, was $3.3 million, a decrease from $3.9 million of interest expense recorded in the same period in the prior year. Interest expense for the nine months ended September 30, 2025, was $10.1 million, a decrease from $11.7 million of interest expense recorded in the same period in the prior year. The decreases for the three and nine months ended September 30, 2025 were primarily due to lower debt outstanding due to principal repayments and lower variable interest rates on our Term Loan.
Other income (expense), net
Other income, net for the three months ended September 30, 2025, was less than $0.1 million, compared to other income, net of $0.1 million during the same period in the prior year. Other expense, net for the nine months ended September 30, 2025, was $0.1 million, compared to other income, net of $0.4 million during the same period in the prior year. Other expense, net for the nine months ended September 30, 2025, was primarily driven by a loss on debt extinguishment recorded in conjunction with the Term Loan prepayment during the second quarter of 2025. Refer to Note 10 – Debt for additional details.
Income taxes
We recorded income tax expense of $0.1 million for the three and nine months ended September 30, 2025, representing effective tax rates of (0.8)% and (0.2)%, respectively. Our effective tax rates for the three and nine months ended September 30, 2025, differ from the federal statutory rate of 21% primarily due to U.S. and foreign jurisdictions in full valuation allowance. The income tax expense for the three and nine months ended September 30, 2025, was primarily due to foreign taxes in certain jurisdictions and U.S. state taxes, partially offset certain benefits in Canadian jurisdictions.
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
Liquidity and Capital Resources
Cash Flow from Operating, Investing, and Financing Activities
Comparison of the nine months ended September 30, 2025, and September 30, 2024
The following table summarizes our cash flows for the nine months ended September 30, 2025, and 2024 (amounts in thousands):

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(10,084)	$(2,980)
Net cash (used in) from investing activities	(608)	1,461
Net cash used in financing activities	(5,242)	(4,287)
Effect of exchange rate changes on cash and cash equivalents	475	(102)
Net decrease in cash and cash equivalents	(15,459)	(5,908)
Cash and cash equivalents at beginning of period	26,111	30,312
Cash and cash equivalents at end of period	$10,652	$24,404
Operating Activities
Net cash used in operating activities was $10.1 million for the nine months ended September 30, 2025. The net cash usage was primarily due to a $47.6 million net loss, partially offset by net non-cash items of $35.6 million and a $2.0 million net cash inflow from a decrease in working capital. The $2.0 million net decrease in working capital was primarily comprised of a $5.7 million decrease of lease liabilities, a $3.1 million decrease in accrued expenses and other current liabilities, partially offset by a $7.7 million decrease in inventory. During the nine months ended September 30, 2025, we paid $9.5 million in cash interest. Compared to the prior year period, the Company had a larger cash usage from operating activities due to lower net cash profitability, partially offset by working capital cash inflows primarily from inventory reductions and accounts receivable collections.
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
Investing Activities
Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2025, compared to a cash inflow from investing activities of $1.5 million for the nine months ended September 30, 2024. The net cash used in investing activities for the nine months ended September 30, 2025, was primarily due to capital expenditures of property, plant and equipment. During the nine months ended September 30, 2024, we received cash proceeds from the IGE Asset Sale associated with the sale of property, plant and equipment of $3.7 million, along with other cash from investing activities of $0.4 million. These cash proceeds were partially offset by $2.6 million of capital expenditures of property, plant and equipment.

Financing Activities
Net cash used in financing activities was $5.2 million for the nine months ended September 30, 2025, primarily driven by (i) $4.9 million of Term Loan repayments relating to required quarterly payments of principal and payments made in conjunction with the IGE Asset Sale reinvestment provision, and (ii) finance lease principal payments of $0.3 million.
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
Availability and Use of Cash
Our ability to make investments in our business, service our debt and maintain liquidity will primarily depend upon our ability to generate excess operating cash flows through our operating subsidiaries. We believe that our cash flows from operating activities, combined with current cash levels, borrowing availability under the Revolving Credit Facility, and access to capital markets, will be adequate to support our ongoing operations, and to fund debt service requirements, capital expenditures, lease obligations and working capital needs through the next twelve months of operations. However, we cannot guarantee that our business will generate sufficient cash flow from operating activities or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other working capital needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q and in our 2024 Annual Report.
As further described in Note 3 – Restructuring and Asset Sales and Note 10 – Debt, we closed on the IGE Asset Sale in 2024, whereby, in accordance with our Term Loan, the net proceeds of approximately $6.3 million are required to be reinvested into certain permitted investments, such as capital expenditures, or offered to prepay Term Loan principal. In accordance with this provision, the Company made a prepayment of $4.5 million during the second quarter of 2025, and had $0.8 million of remaining contractual commitments as of the payment date. Refer to further discussion below, relating to Term Loan reinvestment provisions applicable to the net cash proceeds of the IGE Asset Sale.
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
As of September 30, 2025, and December 31, 2024, the outstanding principal balance on the Term Loan was $114.5 million and $119.3 million, respectively.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. We were in compliance with all debt covenants as of September 30, 2025. The Term Loan is secured by a first lien on our non-working capital assets and a second lien on our working capital assets.
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
The Revolving Credit Facility provides for various interest rate options including the Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the CB Floating Rate, the Adjusted Daily Simple SOFR, or the CBFR. The rates that use SOFR as the reference rate (Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the Adjusted Daily Simple SOFR and the CBFR rate) use the Term SOFR Rate plus 1.95%. Each rate has a 0.0% floor. A fee of 0.40% per annum is charged for available but unused borrowings. Our obligations under the Revolving Credit Facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of our and our subsidiaries' respective personal property assets pursuant to the terms of a U.S. and Canadian Pledge and Security Agreement dated March 29, 2021 and other security documents, as amended to include additional subsidiaries.
The Revolving Credit Facility maintains certain reporting requirements, affirmative covenants, negative covenants and financial covenants. A certain financial covenant becomes applicable in the event that our excess availability under the Revolving Credit Facility is less than an amount equal to 20% of the Aggregate Revolving Commitment ($22 million as of September 30, 2025) and would require us to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis.
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
We were in compliance with all debt covenants as of September 30, 2025. As of September 30, 2025, approximately $4 million was available to borrow under the Revolving Credit Facility, before we would be required to comply with the minimum fixed charge coverage ratio of 1.1x.
As of each of September 30, 2025, and December 31, 2024, we had zero borrowed under the Revolving Credit Facility.
The aforementioned financing arrangements and other transactions are more fully described in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Cash and Cash Equivalents
The cash and cash equivalents balances of $10.7 million and $26.1 million at September 30, 2025, and December 31, 2024, respectively, included $5.3 million and $11.9 million, respectively, held by foreign subsidiaries.
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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of September 30, 2025, we had $114.5 million of Term Loan debt that is subject to variable interest rates that are based on SOFR or an alternate base rate. Refer to Item 1. Financial Statements, Note 10 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of September 30, 2025, our interest expense on the variable-rate debt would increase by an average of $1.1 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks, but may determine to do so in the future.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)    Not applicable
(b)    Not applicable.
(c)    During the quarter ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
(a)Exhibits.

Exhibit	Description

3.1*	Restated Certificate of Incorporation of Hydrofarm Holdings Group, Inc.
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).
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

10.4[x]	Hydrofarm Holdings Group - Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed with the SEC on August 12, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Hydrofarm Holdings Group, Inc.

Date: November 12, 2025	/s/ B. John Lindeman
B. John Lindeman
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	/s/ Kevin O'Brien
Kevin O'Brien
Chief Financial Officer
(Principal Financial Officer)