Form 10-K
period 2025-12-31
HYDROFARM HOLDINGS GROUP, INC.
filed 2026-03-27
CIK 1695295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filling reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of a share of common stock on June 30, 2025, as reported by The Nasdaq Capital Market on such date was $16 million. As of March 20, 2026, the Registrant had 4,764,612 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders ("2026 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days of the Registrant’s fiscal year ended December 31, 2025.

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
•our ability to continue as a going concern;
•our current level of indebtedness;
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
•our liquidity;
•our ability and intent to access bankruptcy courts, receivership or similar processes, or otherwise wind-up our business and liquidate;
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

•fluctuation in the prices of the products we distribute;
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
•the marketability of our common stock; and
•other risks and uncertainties, including those listed in Part I, Item 1A, Risk Factors.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, and financial needs. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in Part I, Item 1A, Risk Factors and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We disclaim any intention or obligation to publicly update or revise any forward-looking statements for any reason or to conform such statements to actual results or revised expectations, except as required by law.

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

PART I
Item 1.        BUSINESS
Introduction
We are a leading independent manufacturer and distributor of branded hydroponics equipment and supplies for controlled environment agriculture ("CEA"), including grow lights, climate control solutions, grow media and nutrients, as well as a broad portfolio of innovative and proprietary branded products. We primarily serve the U.S. and Canadian markets, and believe we are one of the leading companies in these markets in an otherwise fragmented industry. For over 40 years, we have helped growers make growing easier and more productive. Our mission is to empower growers, farmers and cultivators with products that enable greater quality, efficiency, consistency, and speed in their grow projects. For the 2025 fiscal year, our net sales were $134.3 million.
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
We reach commercial farmers and consumers through a broad and diversified network of over 1,800 wholesale customer accounts, who we connect with primarily through our proprietary online ordering platform. Our products are distributed across the United States and Canada through a diversified range of retailers of commercial and home gardening equipment and supplies. Our customers include specialty hydroponic retailers, commercial resellers and greenhouse builders, garden centers, hardware stores, and e-commerce retailers. Specialty hydroponic retailers can provide growers with specialized merchandise assortments and knowledgeable staff.
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
Some of our most well-known proprietary brands include Active Air, Active Aqua, Aurora Peat Products, HEAVY 16, House & Garden, Gaia Green Organics, Grotek, Innovative Growers Equipment, Mad Farmer, Phantom, PHOTOBIO, Procision, Roots Organics, Growtainer, and SunBlaster. We estimate that approximately three-quarters of our net sales relate to consumable products, including grow media, nutrients and supplies that are subject to regular replenishment. The remaining portion of our net sales relate to durable products such as hydroponic lighting and equipment. The majority of products we offer are produced by us or are supplied to us under exclusive or distributed brand relationships. Our proprietary, or house brands, generally provide higher gross profit margins compared to distributed brands and provide a competitive advantage as we offer our customers a breadth of products that cannot be purchased elsewhere.
We source individual components, raw materials or products from our supplier base. Raw materials used in our nutrient manufacturing operations primarily include nitrogen, potassium, and phosphate. Raw materials used in our grow media manufacturing include peat moss, compost, perlite, coir fiber, pumice and worm castings. We source these components, raw materials and products from suppliers located primarily in the United States, Canada, China, and Europe. One supplier accounted for over 10% of purchases in 2025 and 2024.

The following graphic illustrates a representative set of our market-leading products across key CEA product categories:

LIGHTING

Photobio TX2 LED

Photobio MX2 LED

Phantom Cultivar GL250

SunBlaster LED

autopilot

Autopilot PX2 Lighting Controller

EQUIPMENT

TrolMaster

Active Aqua Rolling Bench

SunBlaster Nano Growlight Garden

IGE Racking

Active Aqua Chiller

growtainers

Growtainer

NUTRIENTS

House & Garden

MONSTER BLOOM

Grotek

FIRE

Heavy 16

Roots Organics

POWER BLOOM
2-8-4

Gaia Green Organics

Mad Farmer

GROW MEDIA

GROW!T
COCO COIR
C

GROW!T Commercial Blocks

House & Garden Coco Pot

GEOLITE

GEOLITE Clay Pebble Grow Media

PERLITE

GROW!T Perlite

Roots Organics Potting Soil

CANADIAN SPHAGNUM PEAT MOSS

Aurora Peat Products Canadian Sphagnum Peat Moss

SUPPLIES

Trim Fast Pruners

Active Aqua 2.0 High Rise Tray

Jump Start Seedling Heat Mat

Trellis Netting

Trellis Netting Mesh

dirt pot

Dirt Pot Flexible Portable Planter

SunBlaster Mini Greenhouse Kit

Infrastructure and Reach for Delivery Across the U.S. and Canada, and Exceptional Customer Service
Our infrastructure and reach enables us to provide delivery and service capabilities to a diverse group of customers primarily in the United States and Canada.
In the United States, we currently operate two distribution centers in Fairfield, California and Shoemakersville, Pennsylvania. Additionally, we are able to distribute our products through cross-docking logistics arrangements at additional sites.
In Canada, we currently distribute our products from locations in Surrey, British Columbia and Cambridge, Ontario. On February 18, 2026, we entered into definitive agreement with Quality Horticulture, a family-owned Canadian garden center and horticultural distribution company, pursuant to which Quality Horticulture will serve as the exclusive Canadian distributor of our proprietary portfolio of nutrients, plant additives, grow media, horticultural lighting and environmental control products, including House & Garden, Grotek, Gaia Green, PHOTOBIO, SunBlaster, Active Aqua and Aurora Peat Products. The agreement is part of our strategic plan to streamline our operations and improve the focus on our proprietary brands and core product categories.
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
In the United States, we currently operate a manufacturing facility in Eugene, Oregon, and in Canada, we currently have manufacturing facilities in Edmonton, Alberta.

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
CEA is a component of the global commercial agriculture and consumer gardening sectors. According to industry publications, the global CEA industry was estimated at approximately $96 billion in 2024, and is expected to grow to approximately $507 billion by 2034 representing a CAGR of 18%. The growth of CEA crop output may subsequently drive growth in the wholesale CEA equipment and supplies industry in which we operate.
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
Today, we believe that a majority of the CEA equipment and supplies we sell to our customers is ultimately purchased by participants in the cannabis industry, though we do not sell directly to cannabis growers in the United States. A sustained agricultural oversupply has impacted the cannabis industry, driving cannabis wholesale prices down and resulting in a decrease in indoor and outdoor cultivation, which we believe adversely impacts the market for CEA products. We believe the oversupply was initiated by the market impacts of the COVID-19 pandemic and is now partially the result of increasing cannabis production in additional global markets. In addition, we believe demand for our products has been negatively impacted by the extended period to enact reform of U.S. federal regulations, including cannabis rescheduling, which have been slow to develop and possibly leading cannabis operators to reduce investments in our products, particularly durable goods. In addition, we believe our financial results have been negatively impacted by hydroponic retail store closings and, in some cases, associated accounts receivable allowances.
Despite these factors negatively impacting the cannabis industry, we believe the potential for growth in the industry exists based on industry publications. We believe this growth in the U.S. cannabis market may be attributable to (i) state initiatives for new adult use and/or medical use programs in additional U.S. states, (ii) expanded access for patients or consumers in existing state medical or adult use cannabis programs, and (iii) increased consumption driven by greater product diversity and choice, reduced stigma, and real and perceived health benefits including pain management, the treatment of neurological and mental conditions, and sleep management. In addition, states with legalized adult use cannabis may offer state governments with additional taxation revenue and state job creation, which may incentivize states to continue broadening the potential market for cannabis products. According to a January 2025 poll by Pew Research Center, approximately 54% of U.S. adults say that cannabis should be legal for recreational and medical use, while an additional 33% say it should be legal for medical use only. Cannabis product availability and breadth includes cannabidiol (CBD) and other cannabis-infused products, including edibles, oils, tinctures, and topical treatments.
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
Broad Portfolio with Innovative Proprietary Offerings and Recurring Consumables Sales
We have a large durable and consumable product offering, including lighting solutions, grow media, nutrients, equipment and supplies. We offer everything growers need to ensure their operations are maximizing efficiency, output and quality. We maintain an extensive portfolio of products which includes approximately 33 proprietary brands across thousands of stock keeping units ("SKUs") as well as approximately 40 distributed brands. Fifty-six percent of our 2025 revenue relates to sales of our proprietary brands, which generally provide for higher gross profit margins compared to distributed brands and a competitive advantage as we offer products that cannot be purchased elsewhere. We estimate that approximately three-quarters of our net sales are generated from consumable products that may be subject to recurring revenue, including grow media, nutrients and supplies.
We sell proprietary and distributed brands across all of our product categories. We selectively add new products when the brand or technology provides us with a more comprehensive assortment to satisfy our customers' needs.
Manufacturing Capabilities
We currently operate two manufacturing facilities in North America which include organic certified and synthetic liquid and dry nutrient blending and bottling, organic certified soil blending and bagging, perlite production, and peat harvesting and baling. Our peat harvesting operation provides useful products for improving grow media and organic farming.
Supplier Relationships and Geographic Footprint
We have developed distribution relationships with a network of suppliers, giving us access to a best-in-class diverse product portfolio and allowing us to provide a full range of CEA solutions to our customers. We maintain a broad geographic footprint to efficiently serve our customers in North America. We also operate a distribution center in Zaragoza, Spain, and we are focusing on expanding our international sales.
Solution Based Approach to Serve Our Customers
We currently maintain long-standing relationships with a diversified range of specialty hydroponic retailers, commercial resellers and greenhouse builders, garden centers, hardware stores, and e-commerce retailers. We serve over 1,800 wholesale customer accounts across multiple channels in North America, providing customers with the capability to purchase their entire product range from us. We leverage a seasoned sales team and our internal product category experts to provide industry insights, product capabilities and customer support.
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
Productivity and Cost Saving Initiatives
While maintaining our dedication to customer service and on-time delivery, we are focused on reducing costs and improving productivity within our organization. Our cost-reduction and restructuring initiatives have included implementing operational changes, consolidating our facility footprint, integrating our business into one operating segment, reducing headcount, and focusing on our proprietary brand offerings. We have executed on our previously announced restructuring plans to improve efficiency and reduce costs. In addition, to improve our liquidity position we are negotiating with lenders and key vendors, and are pursuing additional financing or strategic alternatives including the sale of assets or businesses, or through an offering of equity securities.
Government Regulation
For U.S.-based operations, there is no national regulatory body providing oversight of our portfolio of products. A substantial number of our products in our grow media and nutrients product lines are subject to U.S. state specific registration requirements. Organic listed products are audited in the U.S. by the California Department of Food and Agriculture and/or the Organic Materials Review Institute. Finished goods and ingredients labeled as pesticides are regulated by federal and state offices of the Environmental Protection Agency (the "EPA"). Canada-based operations and product lines are regulated under the Canadian Food Inspection Agency and some organic certified products are audited and attested to by EcoCert and/or the Organic Materials Review Institute. Our peat harvesting operations are regulated by provincial and municipal bodies, including Alberta Environment and Parks regulations.
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

Cannabis Industry
We sell our products through third-party retailers and resellers and not directly to cannabis growers in countries that prohibit the sale and use of cannabis, including the United States. Nonetheless, it is evident to us that the legalization of cannabis in many U.S. states and Canada has historically had a significant, positive impact on our industry. Accordingly, laws and regulations governing the cultivation and sale of cannabis and related products have an indirect effect on our business. Legislation and regulations pertaining to the use and growth of cannabis are enacted on both the state and federal government level within the United States. The federal and state laws and regulations governing the growth and use of cannabis are subject to change. New laws and regulations pertaining to the use or cultivation of cannabis and enforcement actions by state and federal authorities concerning the cultivation or use of cannabis could indirectly reduce demand for our products, and may impact our current and planned future operations.
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
•On December 18, 2025, President Trump issued an executive order instructing the Attorney General to expedite the rulemaking process related to rescheduling cannabis from a Schedule 1 to a Schedule III controlled substance under the CSA.
Despite these advancements in rescheduling, we cannot predict how the current administration or future administrations will enforce the CSA or other laws against cannabis activities.
Currently in the United States, 40 states and the District of Columbia, have adopted frameworks that authorize and regulate cannabis cultivation and sale for medical use, while 24 states and the District of Columbia legalized cannabis for medical and recreational use. It is estimated that over half of the United States population resides in a state where cannabis is currently legal for medical and recreational use.
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
Unless and until cannabis is de-scheduled entirely or rescheduled or Congress amends the CSA with respect to medical and/or adult use cannabis, there is a risk that federal prosecutors may enforce the existing CSA. Federal authorities may decide to change their current posture and begin to enforce current federal cannabis laws and, if they begin to aggressively enforce such laws, it is possible that they could allege that we violated federal laws by selling products used in the cannabis industry. As a result, active enforcement of the current federal regulatory position on cannabis may directly or indirectly adversely affect our revenues and profits.
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
The U.S. House of Representatives passed the Secure and Fair Enforcement Act (the "SAFE Banking Act") numerous times. This bill was intended to protect banks and credit unions from federal prosecution for providing services to cannabis companies, thus allowing cannabis companies greater access to deposit accounts, insurance, and other financial institutions. However, the U.S. Senate has thus far failed to pass the SAFE Banking Act or other similar legislation. In September 2023, the Secure and Fair Enforcement Regulation Banking Act ("SAFER Banking Act") passed the U.S. Senate Banking Committee which expands on the financial institutions granted protection beyond those proposed to be covered by the SAFE Banking Act, and provides uniform exam guidelines for cannabis banking institutions, among other changes. However, passage of the SAFER Banking Act in the U.S. Senate or U.S. House of Representatives remains uncertain.
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

On October 25, 2021, we and certain of our subsidiaries (the "Subsidiary Obligors") entered into a $125 million senior secured term loan facility with JPMorgan Chase Bank, N.A. ("JPMorgan") as administrative agent for the lenders, which was subsequently amended (the "Term Loan"). The Term Loan contains customary covenants, restrictions and defaults. The Term Loan prohibits us and the Subsidiary Obligors from selling our products, inventory or services directly to cannabis growers operating in any country that prohibits the sale and use of cannabis products other than in accordance with the applicable laws of such country. As a result, we do not sell our products, inventory or services directly to cannabis growers operating in any country that prohibits the sale and use of cannabis products other than in accordance with the applicable laws of such country. See Part I, Item 1A, Risk Factors, Risks Relating to our Indebtedness for further detail.
Intellectual Property
We own a number of U.S. design patents, U.S. utility patents, foreign patents and designs, registered U.S. trademarks, and registered foreign trademarks. Our issued patents cover grow lighting and hydroponic systems and components. These issued patents and our registered trademarks allow us to build out our proprietary brand products.
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
In addition, because the manufacturing (cultivation), harvesting, processing, distribution, sale, possession and use of cannabis is illegal under U.S. federal law, companies that transact with cannabis businesses may have restricted intellectual property rights particularly with respect to obtaining and enforcing patents and trademarks. We do not believe these restrictions apply to our business. However, if we are restricted in our ability to register, or maintain, our trademarks or to file for or enforce patents on any of our inventions, such an inability could materially affect our ability to protect our name, brand and proprietary technologies. See Part I, Item 1A, Risk Factors, Risks Relating to Our Intellectual Property for more information on the risks associated with intellectual rights.
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
As of December 31, 2025, we had 251 total employees globally, of which 250 are full-time employees, as compared to 286 total employees as of December 31, 2024. Of our total employees, approximately 68% are located in the United States, and the remainder are primarily in Canada. In conjunction with our restructuring plan initiated in the second quarter of 2025 (the "2025 Restructuring Plan"), we reduced headcount in 2025 and year-to-date 2026. We may implement further reductions in the future to create additional operational efficiencies. We use temporary workers as needed to provide flexibility for our business including for seasonal projects.
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the Securities Exchange Commission (the "SEC"). Such reports and other information filed by us with the SEC are available free of charge on our website at investors.hydrofarm.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
Smaller Reporting Company
We qualify as a smaller reporting company in accordance with Rule 12b-2 under the Exchange Act, and have elected to follow certain of the scaled-back disclosure accommodations available to smaller reporting companies within this Annual Report on Form 10-K.

Item 1A.    RISK FACTORS
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties that are summarized below. The below summary of risk factors should be read together with the more detailed discussion of risks set forth following this section.
Risks Relating to Our Business
•our ability to meet our current working capital needs and contractual obligations;
•possible difficulties in raising sufficient capital to fund our operations;
•our ability to continue as a going concern;
•our proprietary brand offerings expose us to various risks;
•expenses and risks associated with our restructuring activities;
•competitive industry pressures;
•long-lived assets and inventories represent a significant portion of our total assets and we may be required to record additional impairments or write-downs in future periods;
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
•our ability to make our debt service payments pursuant to the Term Loan; and
•restrictions imposed by the Term Loan, including on our ability to sell products directly to the cannabis industry.
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
•certain provisions in the Term Loan, our corporate charter documents and under Delaware law could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove current management or to obtain a favorable judicial forum for disputes with directors, officers or employees;
•our ability to meet the continued listing standards of the Nasdaq; and
•the market price of our common stock may be volatile.

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
Risks Relating to Our Business
We are not able to meet our current working capital needs and contractual obligations.
We face significant liquidity constraints that raise substantial uncertainty regarding our ability to meet our current obligations as they become due and as previously disclosed, we elected to defer making the interest payment of approximately $2.8 million on the Term Loan in February 2026. Our operating cash flows have been insufficient to fully support our working capital needs and contractual obligations, and we require additional sources of liquidity to satisfy upcoming payment obligations, including vendor payables, debt service requirements, lease commitments, and other contractual liabilities. If our cash flows from operations do not improve, or if we are unable to obtain additional financing on acceptable terms, we are unable to meet these obligations when due.
Management has developed and is implementing a plan intended to improve our liquidity position. These actions include cost‑reduction and restructuring initiatives, efforts to improve operating efficiency, negotiations with lenders and key vendors, and the pursuit of additional financing or strategic alternatives. While we believe these actions, if successfully executed, could provide sufficient liquidity to meet our obligations for the foreseeable future, there can be no assurance that these plans will be achieved within the necessary timeframes or at all. Our ability to execute these plans depends on factors that are outside of our control, including market conditions, lender and vendor cooperation, and the performance of our business.
If we are unable to generate sufficient liquidity or successfully implement our plans, we may need to delay or reduce expenditures, restructure or refinance existing obligations, seek additional debt or equity financing, or pursue other strategic alternatives. Failure to meet our obligations as they come due could have a material adverse effect on our business, financial condition, and results of operations.
We may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.
As of the date of this Annual Report on Form 10-K, we are experiencing increased capital needs and accordingly, we do not have sufficient capital to fund our future operations without additional capital investments. There can be no assurance that additional capital will be available to us to fund our operations and the execution of our strategies.
Due to our recurring operating losses and negative cash flows from operations, there is substantial doubt as to our ability to continue as a going concern. We may need additional financing to execute our business plan, to fund our operations, and to continue as a going concern. Our disclosure regarding the substantial doubt as to our ability to continue as a going concern may hinder our ability to obtain further financing.
Due to our recurring operating losses, negative cash flows from operations, and our $114.4 million reclassification of Term Loan principal to current portion of long-term debt, management has determined that our present capital resources may not be sufficient to fund our planned operations for at least one year from the date of this Annual Report on Form 10-K, and there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to generate cash from operations and obtain additional financing to fund our operations after our current resources are exhausted, and no assurances can be given that additional financing will be available to us on commercially reasonable terms, or at all. If we are unable to raise sufficient capital when needed, our business, financial condition, and results of operations will be materially and adversely affected, and we will need to modify our operational plans to continue as a going concern. Moreover, the reaction of investors to the inclusion of a going concern statement in our financial statements and our potential inability to continue as a going concern could adversely affect the price of our common stock and our ability to raise new capital or enter into strategic or other transactions.
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
In connection with our restructuring plans, we have implemented a number of restructuring initiatives designed to streamline our operations, reduce costs, and improve efficiencies during the industry recession. See Item 7, Management’s Discussion and Analysis of Financial Condition And Results of Operations – Market Conditions included elsewhere in this Annual Report on Form 10-K for more information regarding our restructuring plans. Restructuring actions typically result in charges and cash expenditures that may adversely affect financial results for one or more periods, and efforts to minimize or eliminate such expenditures may not be successful. Moreover, restructuring actions can create unanticipated consequences, such as instability or distraction among our workforce or among management.
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
Further, if we are unsuccessful with our restructuring and other cost-saving initiatives, improving our profitability or raising capital, it will have a material adverse effect on our business and financial position and we may choose to pursue a filing under Chapter 11 under the U.S. Bankruptcy Code or access receivership or similar processes, or otherwise wind-up our business and liquidate. See the risk factor titled “We are subject to a number of risks, directly and indirectly through Cannabis Industry Participants, because cannabis is illegal under federal law” for further information on risks related to our access to federal bankruptcy protection as a cannabis-related businesses. Seeking bankruptcy court protection, accessing receivership or similar processes or otherwise winding up our business and liquidating could have a material adverse effect on our business, financial condition, results of operations and liquidity. While these proceedings or processes continue, our management would spend substantial time and effort on the reorganization instead of our business operations. These proceedings or processes also could make it more difficult to retain management and other key personnel necessary to the success and operation of our business. In addition, while we are involved in a bankruptcy proceeding, or similar process, our customers might lose confidence in our ability to reorganize our business successfully and seek to establish alternative commercial relationships. Because our indebtedness is senior to our common stock in our capital structure, a bankruptcy proceeding or similar process, could result in a limited recovery, if any, for our stockholders, and would place our stockholders at significant risk of losing all of their investment in our common stock.
We may not successfully develop new products, improve existing products, or maintain our effectiveness in reaching consumers through rapidly evolving communication vehicles.
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
Long-lived assets and inventories represent a significant portion of our total assets and we may be required to record additional impairments or write-downs in future periods.
Our consolidated balance sheet as of December 31, 2025 includes $33.3 million of inventories, $37.8 million of operating lease right-of-use assets, $30.3 million of property, plant, and equipment, net, and $2.8 million of intangible assets, net. We have experienced sales declines, which we believe are primarily a result of agricultural oversupply impacting our market. The extent to which these market conditions will continue to impact our business, results of operations, and cash flows are uncertain and difficult to predict at this time, and may result in lower margins, inventory write-downs, accounts receivable allowances, and additional impairments of our long-lived assets which could have a material adverse effect on our business, financial condition and results of operations.
During the year ended December 31, 2025, we recorded impairment charges of $232.2 million. Of the impairment charge, $228.4 million was related to finite-lived intangible assets and $3.8 million was related to property, plant, and equipment. Long-lived assets, such as intangible assets, property, plant and equipment and operating lease right-of-use assets are reviewed for impairment whenever events, changes or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If we were to conclude that a future write-down of our long-lived assets is necessary, we would have to record the appropriate charge, which could result in a material adverse effect on our results of operations.
During the years ended December 31, 2025 and 2024, we recorded significant allowances for obsolete inventory and restructuring charges associated with inventory write-downs. Inventories consist of manufactured goods, goods acquired for resale, and materials consumed in business operations. Inventories are stated at the lower of cost or net realizable value, and we maintain an allowance for excess and obsolete inventory. The estimate for excess and obsolete inventory is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions.
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
The United States has imposed tariffs on certain imports from China, Canada, Mexico, and Europe, including on lighting and environmental control equipment manufactured in China, as well as tariffs on steel and aluminum products produced in other countries. If the U.S. administration imposes additional tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries the cost of our products manufactured in China and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations. Furthermore, should new tariffs be enacted on products imported into the United States from Canada, including relating to our peat business, they could adversely affect the demand for these products. In addition, political tensions between and among the United States and China and certain other countries have escalated in recent years. Rising political tensions could reduce trade, investment and other economic activities between the two major economies. We cannot predict whether the countries in which our components and materials are sourced, or may be sourced in the future, will be subject to new or additional tariffs and trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, effect, or magnitude of any such restrictions and their overall impact on our business and our operating results. We also may be unable to quickly and effectively react to such actions to mitigate the impact to our business. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, and our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. There is current uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs and we cannot predict whether, and to what extent, U.S. trade policies will change in the future. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
The manufacturing, composition, packaging, storage, distribution and labeling of our products and the manner in which our business operations are conducted must comply with an extensive array of federal, state and foreign laws and regulations. If we are not successful in complying with the requirements of all such regulations, we could be fined or other actions could be taken against us by the applicable governing body, including the possibility of a required product recall. Any such regulatory action could adversely affect our financial condition and results of operations. It is also possible that governments and regulatory agencies will increase regulation, including the adoption of further regulations relating to the transportation, storage or use of certain ingredients, to enhance homeland security or protect the environment and such increased regulation could negatively impact our ability to obtain raw materials, components and/or finished goods or could result in increased costs. In particular, certain legislators, consumers, investors and other stakeholders are focusing on climate change, petroleum usage, waste, recycled material content, and other sustainability concerns pertaining to companies’ ESG policies. Their concerns over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate negative impacts to the environment or may result in new reporting and disclosure requirements. In the event that such regulations result in increased product or administrative costs, we may not be in a position to increase selling prices, and therefore an increase in costs could have a material adverse effect on our business, financial condition and results of operations.
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
Our products and operations may be subject to increased regulatory and environmental scrutiny in jurisdictions in which we do business. For example, we are subject to regulations relating to our harvesting of peat moss in Canada, which has come under increasing regulatory and environmental scrutiny at the federal, provincial and territorial levels. The remediation of the Company's peat bog sites is under provincial oversight. In addition, permitting to develop additional peat bogs may be subject to challenges from communities that are purportedly affected by such development as part of the regulatory approval process for such development. Failure by the Company to comply with such oversight could result in fines, current or future loss of peat bog leases, or other penalties.
Additionally, approximately 19%, based on acreage, of our peat bog sites are currently deemed non-compliant by environmental and legal authorities, and at this time we are unable to operate or harvest at these sites. We have contracted with a third-party engineering company in order to regain compliance, but there is no guarantee that these efforts will be successful. Failure by the Company to regain compliance could have a material adverse effect on our business, financial conditions and results of operations.
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
Companies are facing scrutiny from certain customers, regulators, investors, and other stakeholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Further, there is an increasing number of federal and state-level anti-ESG initiatives in the United States that may conflict with other regulatory requirements or our various stakeholders' expectations. Increased ESG-related compliance costs for us as well as among our suppliers, vendors and various other parties within our supply chain could result in material increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price.
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
As a public company, we incur significant legal, accounting, Sarbanes-Oxley compliance, insurance and other expenses that we would not incur as a private company. As a public company, we are required to file with the SEC annual and quarterly information and other reports pursuant to the Exchange Act. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. We may not be successful in complying with these obligations and the significant commitment of resources required for complying with them could have a material adverse effect on our business, financial condition and results of operations.
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
From time to time, tax proposals are introduced, considered, or implemented by the U.S. Congress or the legislative bodies in local, state and foreign jurisdictions that could also affect our tax rate, the carrying value of our deferred tax assets, or our tax liabilities. For example, in July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, along with additional changes to certain U.S. corporate tax provisions. The Company is currently evaluating the impact of OBBBA, but does not believe that the tax provisions of the legislation will have a material impact on the Company's results of operations. Our tax liabilities are also affected by the amounts we charge for inventory, services, licenses and funding.
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
As of December 31, 2025, we had U.S. federal net operating loss ("NOL") carryforwards of approximately $238.1 million, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Our federal NOL carryforwards will begin to expire in 2037. See Note 14 - Income Taxes, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of the carryforward of our NOLs. As of December 31, 2025, we maintained a valuation allowance of approximately $149.1 million on the majority of our domestic and foreign net deferred tax assets.
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
Acquisitions have been an important element of our overall corporate strategy, and these transactions entailed investments by us that are material to our financial condition and results of operations. We may evaluate and enter into discussions regarding potential strategic transactions. The process of integrating an acquired company, business, or product has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks may include, but are not limited to:
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
Risks Relating to Our Indebtedness
Substantially all of our and our Subsidiary Obligors’ assets are pledged to secure obligations under the Term Loan.
On February 4, 2026, we elected to defer making an interest payment of approximately $2.8 million on the Term Loan. As a result of our failure to pay the interest within the grace period, an event of default occurred with respect to the Term Loan. On February 11, 2026, the lenders, through the administrative agent, notified us of such event of default and informed us that the administrative agent or the collateral agent may exercise any rights and remedies provided under the Term Loan agreement and related financing documents, but it did not seek to enforce such remedies as of such time.
We and our Subsidiary Obligors have granted a continuing security interest in substantially all of our assets to JPMorgan. As we have received a notice of default from JPMorgan, we note that they are entitled to exercise remedies available to them resulting from such default, including increasing the applicable interest rate on all amounts outstanding to the stated default rate, declaring all amounts due thereunder immediately due and payable, assuming possession of the secured assets, and exercising all other rights and remedies of a secured party under the Uniform Commercial Code, as applicable then in the United States, or the Personal Property Security Act, as applicable then in Canada. Our ability to conduct our business may be materially harmed as a result of the exercise of any remedies, in the event that such remedies are exercisable, by JPMorgan.
Servicing our debt may require a significant amount of cash and is dependent on the performance of our business. If our business does not provide sufficient cash flow from operations or our business does not perform as we expect, our lenders may not refinance or restructure our debt on the terms that we find attractive, or at all.
Our ability to make scheduled payments of the principal of, to pay special interest, if any, on or to refinance the existing Term Loan depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the existing Term Loan will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt repayment.
Our Term Loan contains, and future debt facilities may contain, restrictions that limit our flexibility in operating our business; we intend to fund interest payments from cash flows generated in our operations, and to the extent that cash flows deteriorate, it could be difficult or impossible to timely make our debt service payments or obtain additional debt financing.
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
•impacting our cash flows, results of operations and financial condition as interest rates fluctuate, as our Term Loan incurs interest at a floating rate;
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
The existing Term Loan (as discussed in more detail in Item 7, Management’s Discussion And Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K) contains, and any documents governing our or our subsidiaries’ future indebtedness may contain, numerous financial and operating covenants that limit the discretion of management with respect to certain business matters. Such restrictive covenants include restrictions on, among others, our and our subsidiaries’ ability to: (1) incur additional indebtedness; (2) create or suffer to exist any liens upon any of our or our subsidiaries’ property; (3) pay dividends and other distributions or enter into agreements restricting our subsidiaries’ ability to pay dividends; (4) make investments; (5) make certain loans; (6) dispose of assets; (7) merge, amalgamate, combine or consolidate; (8) engage in certain transactions with stockholders or affiliates; (9) amend or otherwise alter the terms of our or our subsidiaries’ indebtedness; and (10) alter the business that we currently conduct. The existing Term Loan also requires us, and any documents governing our and our subsidiaries’ future indebtedness may require us to meet certain financial ratios and tests in order to enter into certain transactions, incur additional indebtedness, pay dividends and take other actions.
We and our Subsidiary Obligors’ ability to comply with these and other provisions of the existing Term Loan is dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or noncompliance with any applicable financial ratios and tests could result in an event of default under the existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may also contain cross-acceleration or cross-default provisions. Variable rate indebtedness subjects us and the Subsidiary Obligors to the risk of higher interest rates, which could cause our future debt service obligations to increase significantly.
The Term Loan has restrictions on our ability to sell our products directly to the cannabis industry.
Our Term Loan contains customary covenants, restrictions and defaults. The Term Loan prohibits us and the Subsidiary Obligors from selling our products, inventory or services directly to cannabis growers operating in any country that prohibits the sale and use of cannabis products other than in accordance with the applicable laws of such country. We are in compliance with the relevant terms set forth in the Term Loan and maintain policies and procedures that are designed to promote and achieve continued compliance with such requirements.
These compliance requirements may require that we be more selective than our competitors when selecting to whom we sell our products, and in certain situations, may afford our competitors a competitive advantage if we are not able to sell our products to a certain customer, and may negatively impact our marketing efforts, sales and reputation in the market. Moreover, the breach of any of these compliance requirements may result in the occurrence of an event of default under the Term Loan, which would entitle the administrative agent on behalf of the lenders party to such agreements, to terminate the commitments thereunder and declare all loans then outstanding to be due and payable. The foregoing events would have a material adverse effect on our business, results of operations and financial condition.
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
As of the date of this Annual Report on Form 10-K, cannabis is illegal under U.S. federal law. Federal law and enforcement may adversely affect the implementation of medical cannabis and/or adult use cannabis laws, and may negatively impact our revenues and profits.
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
Any presidential administration, current or future, could change federal enforcement policy or execution and decide to enforce the federal cannabis laws more strongly. Recent administrations have disagreed on how strongly to enforce federal cannabis laws. For example, on August 29, 2013, the DOJ under the Obama administration issued the Cole Memorandum, characterizing strict enforcement as an inefficient use of federal investigative and prosecutorial resources. The Cole Memorandum provided guidance to all federal prosecutors indicating that federal enforcement of the CSA against cannabis-related conduct should be focused on specific priorities, including cannabis distribution to minors, violence in connection with cannabis distribution, cannabis cultivation on federal property, and collection of cannabis-derived revenue by criminal enterprises, gangs and cartels. On January 4, 2018, the DOJ under the Trump administration issued the Sessions Memorandum, which effectively rescinded the Cole Memorandum and directed federal prosecutors to enforce the CSA and to follow well-established principles when pursuing prosecutions related to cannabis activities. The DOJ under the Biden administration did not readopt the Cole Memorandum, but former President Biden indicated support for decriminalization of cannabis. On October 6, 2022, former President Biden issued an executive order pardoning all persons convicted of simple possession of cannabis under the CSA. In the same executive order, former President Biden also directed the Secretary of HHS and the Attorney General to initiate an administrative process to review the scheduling of cannabis under the CSA, and on August 29, 2023, the

Department of HHS officially recommended that the DEA reschedule cannabis from Schedule I to Schedule III, although the DEA is not obligated to follow this recommendation. Further, on December 2, 2022, former President Biden signed into law the Medical Marijuana and Cannabidiol Research Expansion Act, which streamlines and expands the process for researching the medical use of cannabis. On May 16, 2024, the DOJ announced that the Attorney General submitted a notice of proposed rulemaking process for rescheduling cannabis. The DEA held a preliminary hearing on the proposed rescheduling of cannabis on December 2, 2024, and was scheduled to have another hearing on January 21, 2025. On January 15, 2025, the DEA indefinitely postponed this hearing regarding pending resolution of an appeal filed by a party in the proceedings. On December 18, 2025, President Trump issued an executive order instructing the Attorney General to expedite the rulemaking process related to rescheduling cannabis from a Schedule 1 to a Schedule III controlled substance under the CSA. Despite these advancements in rescheduling, we cannot predict how the current administration or future administrations will enforce the CSA or other laws against cannabis activities. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. The legal uncertainty and possible future changes in law could negatively affect our growth, revenues, results of operations and success generally.
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
Some of our products are sold to Cannabis Industry Participants and used in connection with cannabis businesses that are subject to federal and state controlled substance laws and regulations. Companies that transact directly or indirectly with cannabis businesses are subject to a number of risks related to controlled substances, which risks could reduce demand for our products by Cannabis Industry Participants. Such risks include, but are not limited to, the following:
•As of the date of this Annual Report on Form 10-K, cannabis is a Schedule I drug under the CSA and regulated by the DEA as an illegal substance. The FDA, in conjunction with the DEA, licenses cannabis research and drugs containing active ingredients derived from cannabis. If cannabis were to become legal under federal law, its sale and use could become regulated by the FDA or another federal agency.
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
Furthermore, the Term Loan restricts our ability and the ability of the Subsidiary Obligors to sell our products directly to U.S. Cannabis Industry Participants.
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
We sell our products through third-party retailers and resellers, however, it is evident to us that the movement towards the legalization of cannabis in the United States and its legalization in Canada has ultimately had a significant, positive impact on our industry. We are not currently subject directly to any state laws or regulations controlling participants in the legal cannabis industry. However, regulation of the cannabis industry does impact those that we believe represent many end-users for our products and, accordingly, there can be no assurance that changes in regulation of the industry and more rigorous enforcement by federal authorities will not have a material adverse effect on us. For example, legalization of cannabis in the United States may invite into the market for hydroponic equipment and supplies for the CEA industry additional competitors who are better resourced than us.
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
In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may become more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act ("CCPA"), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act ("CPRA"). The CPRA came into effect on January 1, 2023, and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. As of the date of this Annual Report on Form 10-K, approximately 20 states have enacted comprehensive data privacy laws similar to the CCPA. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject to if it is enacted.
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
Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, our restated certificate of incorporation (the "Certificate of Incorporation") does not prohibit us from issuing any series of preferred stock that would rank senior or equally to our common stock as to dividend payments and liquidation preference. Our Certificate of Incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock. We have the authority to issue up to 50,000,000 shares of our preferred stock without further stockholder approval. The issuances of any series of preferred stock could have the effect of reducing the amounts available to our holders of common stock in the event of our liquidation. In addition, if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease. Additional issuances and sales of preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. In addition, any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and could also result in a decrease in the market value of our common stock.
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
The Term Loan prohibits us from undergoing a change of control. Any takeover attempt could be delayed, or prevented, if an amendment or waiver is not provided by the respective lenders. See Risks Relating to Our Indebtedness. Moreover, certain provisions of our Certificate of Incorporation and Bylaws and provisions of DGCL could delay or prevent a change of control or may impede the ability of the holders of our common stock to change our management. In particular, our Certificate of Incorporation and Bylaws, among other things will regulate how stockholders may present proposals or nominate directors for election at stockholders’ meetings and authorize our board of directors to issue preferred stock in one or more series, without stockholder approval. See Description of Capital Stock — Anti-Takeover Provisions which is attached to this Annual Report on Form 10-K as Exhibit 4.2.
We have no direct operations and no significant assets other than the ownership of capital stock and equity interests of our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations. Legal and contractual restrictions in the Term Loan and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, our ability to pay dividends is restricted by the terms of the Term Loan and, in addition, future debt financing, if any, may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our securities.
We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends to holders of our common stock in the foreseeable future, but will review this policy as circumstances dictate. The declaration and payment of all future dividends to holders of our common stock, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time. In addition, our ability to pay dividends is restricted by the terms of the Term Loan and, in addition, future debt financing, if any, may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our securities. Consequently, capital appreciation, if any, of our common stock may be the sole source of gain on investment for the foreseeable future.
We are currently not in compliance with the continued listing standards of Nasdaq, and if we are unable to regain compliance, our common stock will be delisted from the exchange.
Our common stock is currently listed for trading on the Nasdaq under the symbol “HYFM”. The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards, including Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”) or the alternative requirements of Nasdaq Listing Rule 5550(b)(2)-(3) of having a market value of listed securities of at least $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Requirement”). As of December 31, 2025, we had a stockholder’s deficit of approximately $(63) million, the market value of our listed securities was below $35 million as of the date of this Annual Report on Form 10-K, and we realized a net loss in each of the past three fiscal years. Accordingly, we do not meet the requirements of the Minimum Stockholders’ Equity Requirement or Alternative Requirement. As such we anticipate the Listing Qualifications Staff of Nasdaq will notify us that we no longer meet the requirements of Nasdaq Listing Rule 5550(b)(1).
Upon notice from the Nasdaq noncompliance with Listing Rule 5550(b)(1), we may be granted 45 calendar days from the date of any notification letter to submit a plan to regain compliance with the Minimum Stockholders’ Equity Requirement and while there is no certainty we will be granted additional time, we may receive a compliance period, typically of no more than 180 days, to regain compliance with the Minimum Stockholder’s Equity Requirement.
If we fail to regain compliance with the Nasdaq continued listing standards, after any compliance period, if granted, or we fail to comply with other continued listing requirements, Nasdaq will provide notice that our common stock will be subject to delisting, which could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by Nasdaq, the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. A delisting from Nasdaq and failure to obtain listing on another market or exchange would subject our common stock to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Further, if we are delisted, we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

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
•rumors and market speculation involving us or other companies in our industry and the cannabis industry, including the legalization of cannabis in the United States;
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

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.
The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.
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
If we are unable to retain key personnel, our business may be materially adversely affected. We reduced headcount in 2025 and 2024, and may implement further reductions in the future to create operational efficiencies. This workforce reduction may yield unintended consequences, such as attrition beyond our intended reductions and reduced employee morale, which may cause our employees who were not affected by the headcount reductions to seek alternate employment. We cannot provide assurance that we will not undertake additional workforce reductions or that we will be able to realize cost savings and other anticipated benefits from our previous or any future workforce reduction plans. In addition, this may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities and to execute on our business plans. In light of recent inflation, we may be required to increase the compensation we offer to current and prospective employees in order to compete for talent, and any wage increases may make it more difficult for us maintain general operating expenses at desired levels.
Additionally, in November 2025, we completed a Chief Executive Officer transition. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, and results of operations.
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
Item 1B.     UNRESOLVED STAFF COMMENTS
None.
Item 1C.     CYBERSECURITY
Cybersecurity Risk Management and Strategy
Cybersecurity risks are critical to our business and our processes for identifying and managing material risks from cybersecurity threats have been integrated into our overall risk management system and processes. We rely on complex information technology systems and networks to conduct business, including communicating with employees and our distribution centers, ordering and managing materials from suppliers, selling and shipping products and analyzing and reporting results of operations, as well as for storing sensitive, personal and other confidential information. While we employ resources to monitor and protect our technology infrastructure and sensitive information, these security measures or those of our third-party vendors may not prevent all attempted data security breaches or cyber-attacks. If our or our third-party vendors’ information technology systems are damaged or cease to be available or function properly for an extended period of time, whether as a result of a significant cyber incident or otherwise, our ability to communicate internally as well as with our customers could be significantly impaired, which may adversely impact our business.
Addressing cybersecurity risks requires ongoing monitoring and vigilance, and the Company continues to make enhancements to its cybersecurity policies, procedures and practices to safeguard sensitive information as well as information from our partners, customers and employees. We employ a risk-based strategy, aligned with the National Institute of Standards and Technology Cybersecurity framework, focused on safeguarding critical assets by implementing controls around access, data, and infrastructure security to protect the confidentiality, integrity, and availability of our data. Maturation and refinement of the Company's cybersecurity risk management strategy and related procedures is a continuous activity to ensure appropriate identification, assessment, and response to risks from cybersecurity threats that may adversely impact our operations. Our employee training and awareness programs are in place to improve cybersecurity awareness throughout the organization and we are committed to educating our employees on best practices for data protection, phishing awareness, and incident response. We also engage with third-party cybersecurity assessors, consultants, and auditors that provide independent assessments of our systems and processes, as well as those of certain third-party service providers, contributing to our efforts to strengthen our cybersecurity posture and enhance our defenses.
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
As of December 31, 2025, we are not aware of any cybersecurity incidents or identified risks from cybersecurity threats that have materially affected, or are reasonably likely to affect, our business strategy, results of operations or financial condition. There is no guarantee that cybersecurity incidents or risks from cybersecurity incidents may not be material in the future. We maintain cyber insurance coverage to supplement our cybersecurity program given the complex and evolving nature of global cyber threats; however, the insurance may not be sufficient to cover all losses from any breaches of our systems and does not extend to reputational damage or costs incurred to improve or strengthen systems against future threats or activity. Given the increasing sophisticated threats, a disruption from a cybersecurity incident is possible to occur and we are actively taking actions to minimize the likelihood and impact of such incidents. In the event of such an incident, our information security team is continuously engaged to investigate and respond, including isolating systems, performing forensics, containing and eradicating malicious activity, and recovering systems in-line with business expectations and operations.
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

Location	Square Footage	Owned or Leased
Distribution Centers:
Fairfield, CA, U.S.	175,000	Leased[1]
Shoemakersville, PA, U.S.	303,000	Leased[1]
Fontana, CA, U.S.	147,000	Leased[2]
New Hudson, MI, U.S.	126,000	Leased[2]
Gresham, OR, U.S.	98,000	Leased[3]
Denver, CO, U.S.	87,000	Leased[2]
Surrey, BC, Canada	136,000	Leased[1]
Cambridge, ON, Canada	53,000	Leased[4]
Zaragoza, Spain	20,000	Owned
Manufacturing Facilities:
Arcata, CA, U.S.	76,000	Leased[5]
Eugene, OR, U.S.	242,000	Leased
Edmonton, AB, Canada	26,000	Leased
1 We maintain operations and inventory at this site. Additionally, we have one or more operating subleases or third-party logistics agreements at this location.
2 We no longer operate this site as a primary distribution center, however we have, or are seeking, operating subleases or third party logistics agreements, and cross-docking arrangements at this site.
3 We have ceased operations at this facility, and plan to fully exit the site upon completion of the lease in the first quarter of 2026.
4 We have subleased this property in its entirety to a tenant that provides us third-party logistics service on-site, allowing us to continue shipping our products from this location.
5 We have ceased operations at this facility, and plan to fully exit the site upon completion of the lease in the first half of 2026. The manufacturing capabilities have been consolidated into our Eugene, OR facility.
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

PART II
Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on The Nasdaq Global Select Market under the symbol "HYFM" on December 10, 2020. Prior to that date, there was no public trading market for our common stock. On February 12, 2025, the Company effected a one-for-ten reverse stock split of its common stock, whereby each lot of ten shares of common stock issued and outstanding immediately prior to the reverse stock split was converted into and became one share of common stock. In lieu of issuing any fractional shares, any stockholder entitled to receive less than one share of common stock received cash for such stockholder’s fractional share. There was no change to the par value of $0.0001.
Holders of our Common Stock
As of March 20, 2026, there were approximately 74 stockholders of record of our common stock. The number of stockholders of record does not include beneficial owners of our securities whose shares are held in the name of various security brokers, dealers and registered clearing agencies.
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
We reach commercial farmers and consumers through a broad and diversified network of over 1,800 wholesale customer accounts, who we connect with primarily through our proprietary online ordering platform. Our products are distributed across the United States and Canada through a diversified range of retailers of commercial and home gardening equipment and supplies. Our customers include specialty hydroponic retailers, commercial resellers and greenhouse builders, garden centers, hardware stores, and e-commerce retailers. Specialty hydroponic retailers can provide growers with specialized merchandise assortments and knowledgeable staff.
We have incurred recurring operating losses, negative cash flows from operations, and have significant debt obligations due within the next twelve months. These conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern. See Note 2 – Liquidity and Going Concern to our audited consolidated financial statements and our independent registered public accounting firm report included elsewhere in this Annual Report on Form 10-K for additional information.
Subsequent Events
Term Loan
We and certain of our subsidiaries (the “Subsidiary Obligors”) entered into Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent for the lenders, pursuant to which we borrowed a $125 million senior secured term loan (the “Term Loan”), which was subsequently amended. On February 4, 2026, we elected to defer making the interest payment of approximately $2.8 million on the Term Loan. As a result of our failure to pay the interest within the grace period, an event of default occurred with respect to the Term Loan. On February 11, 2026, the lenders, through the administrative agent, notified us of such event of default and informed us that the administrative agent or the collateral agent may exercise any rights and remedies provided under the Credit and Guaranty Agreement and related financing documents, but it did not seek to enforce such remedies as of such time. See —Liquidity and Capital Resources for additional information.
In addition, on February 10, 2026, JPMorgan issued a notice to the Company and Lenders of its resignation as Administrative Agent and Collateral Agent under the Credit and Guaranty Agreement. Such resignation became effective on March 12, 2026, when FEAC Agent, LLC was appointed as the successor agent for the Lenders in accordance with Section 9 of the Credit and Guaranty Agreement.

Revolving Credit Facility
On February 17, 2026, we entered into an agreement (the "Termination Agreement") to terminate that certain Credit Agreement, dated as of March 29, 2021, as amended, by among JPMorgan, as administrative agent, issuing bank and swingline lender, the other loan parties from time to time party thereto and the lenders from time to time party thereto (the "Revolving Credit Agreement"). Pursuant to the terms of the Termination Agreement, the parties agreed to terminate the Revolving Credit Agreement subject to the survival of each of the provisions of the Revolving Credit Agreement and Loan Documents (as defined in the Revolving Credit Agreement) and in the certificates delivered in connection with or pursuant to the Revolving Credit Agreement that survive termination of the Revolving Credit Agreement.
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
During the fourth quarter of fiscal 2025, as a result of industry conditions, primarily attributable to an agricultural oversupply impacting our market and resulting in a decrease in indoor and outdoor cultivation, as well as continued declines in operating cash flows and profitability, we assessed our long-lived assets for impairment and recorded an impairment charge of $232.2 million. Of the impairment charge, $228.4 million was related to finite-lived intangible assets and $3.8 million was related to property, plant, and equipment. The loss was recorded in Impairments in the consolidated statement of operations for the year ended December 31, 2025. We estimated fair value based on the income approach and market approach. Under the income approach, we estimated the fair value of the asset group on the present value of estimated future cash flows, which we considered to be a level 3 unobservable input in the fair value hierarchy.
As a result of the continued adverse market conditions, we began a restructuring plan in 2023 (the "2023 Restructuring Plan"), and undertook significant actions to streamline operations, reduce costs and improve efficiencies. Restructuring actions in the 2023 Restructuring Plan were primarily U.S. manufacturing facility consolidations, in particular with respect to our production of certain durable equipment products. Restructuring activities included termination and disposal costs associated with inventory, facilities, and headcount reductions, and non-cash charges consisting of fixed asset and inventory write-downs. Total costs incurred relating to the 2023 Restructuring Plan, from its commencement through completion in the first quarter of 2025 were (i) $9.7 million of non-cash charges relating primarily to inventory markdowns, and (ii) $2.0 million of cash charges relating primarily to the consolidation of U.S. manufacturing facilities.
In 2024, we evaluated alternatives to maximize the recovery value of our assets and the cost structure associated with manufacturing our Innovative Growers Equipment ("IGE") branded durable equipment products. In the second quarter of 2024, we entered into an agreement (the "Purchase Agreement") with CM Fabrication, LLC (the "Buyer") to sell the inventories, and property, plant and equipment associated with our IGE branded products for approximately $8.7 million (the "IGE Asset Sale"), while retaining our proprietary brand and customer relationships. In connection with the IGE Asset Sale, we entered into an exclusive supply agreement with the Buyer, pursuant to which the Buyer provides contract manufacturing and we continue to sell our proprietary branded durable products, which include horticulture benches, racking and LED lighting systems.
During the second quarter of 2025, we initiated the 2025 Restructuring Plan to reduce our product portfolio and operational footprint to decrease costs and improve efficiency. The 2025 Restructuring Plan actions entail (i) eliminating a significant portion of our product portfolio, primarily underperforming distributed brands, to improve supply chain and operational focus, (ii) further reductions in our distribution center network and manufacturing footprint, and (iii) corresponding headcount reductions. We incurred estimated restructuring costs of $5.2 million during the year ended December 31, 2025, for the 2025 Restructuring Plan. The charges were primarily associated with non-cash inventory write-downs, which were recorded in cost of goods sold on the condensed consolidated statements of operations, and cash charges which primarily comprised of charges incurred to relocate and terminate certain facilities. We anticipate the 2025 Restructuring Plan and related actions may result in additional restructuring charges of up to $3 million, primarily cash related, and annual cost savings of over $6 million plus additional working capital benefits. The 2025 Restructuring Plan is expected be completed by the end of 2026.

We continue to evaluate our product portfolio and supply chain, in order to improve efficiency, lower our costs and reduce footprint. We are also evaluating other opportunities to sell excess owned land, not currently being used in operations, to supplement our cash position and potential contract manufacturing or other outsourcing arrangements. Depending on the length and severity of the industry and market conditions, including the fluid and complex international tariff and trade policies, impacting our business, our ability to successfully negotiate with lenders and key vendors, and the pursuit of additional financing or strategic alternatives, it is possible we may execute additional restructuring plan actions and incur future associated charges, and we may not be able to realize the full extent of our anticipated cost savings.
Additionally, the amount we will ultimately realize as benefits associated with our restructuring plans could differ materially from our estimates, and we may incur additional non-cash charges in future periods depending on our ability to execute asset sales or pursue other alternatives. For additional information, see Part I, Item 1A, Risk Factors included in this Annual Report on Form 10-K, including the risk entitled “Our restructuring activities may increase our expenses and cash expenditures, and may not have the intended effects.”
We maintain an allowance for excess and obsolete inventory that is based upon assumptions about future demand and market conditions. While we believe our estimates of charges relating to our 2025 Restructuring Plan, long-lived assets, inventory obsolescence, and accounts receivable allowances are reasonable, it is possible that we may incur additional charges in the future and actual results may differ significantly from these estimates and assumptions. Depending on the length and severity of the industry and market conditions impacting our business, it is possible we may execute additional restructuring plan actions and incur future associated charges, and we may not be able to realize the full extent of our anticipated cost savings.
We are closely monitoring the recent tariff and trade policy actions taken by the United States and foreign governments. The situation remains fluid due to the rapidly changing global trade environment, and we continue to evaluate the potential implications of these actions on our business including net sales and profitability. High tariffs on imported products from China or other countries, or new tariffs from other countries, have impacted and could impact the cost of certain products and may negatively impact our financial performance. We have been able to help mitigate the impacts of tariffs through negotiations with vendors, and through passing nominal price increases to our customers, but we may be unable to quickly and effectively react to additional tariff and trade policy actions which may impact our business.
Filing Status
We qualify as a smaller reporting company in accordance with Rule 12b-2 under the Exchange Act, and have elected to follow certain of the scaled-back disclosure accommodations within this Annual Report on Form 10-K. As a result, our annual assessment of the effectiveness of our internal control over financial reporting does not require an audit by our external audit firm in compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 for this Annual Report on Form 10-K for the year ended December 31, 2025.
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
Cost of goods sold
Cost of goods sold consists primarily of material costs, inbound and outbound freight costs, labor costs primarily for manufacturing and warehouse personnel, facility costs for manufacturing operations, depreciation, depletion and amortization of manufacturing and warehouse improvements and equipment, restructuring costs, and inventory allowances. We expect that our cost of goods sold would increase in absolute dollars in conjunction with net sales growth when/if that occurs in the future. However, we expect that, over time, cost of goods sold may decrease as a percentage of net sales if we achieve higher throughput at our manufacturing facilities and achieve the anticipated savings from our restructuring plans and other productivity and cost-saving initiatives.
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
Results of Operations - Comparison of Years Ended December 31, 2025, and 2024
The results of operations data in the following table, including amounts and percentages of net sales for each year and the year-to-year change in dollars and percent, for the years ended December 31, 2025, and 2024, have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K (amounts in thousands):

	Years ended December 31,
	2025		2024		Year to year change
Net sales	$134,252	100.0%	$190,288	100.0%	$(56,036)	-29.4%
Cost of goods sold	119,043	88.7%	158,155	83.1%	(39,112)	-24.7%
Gross profit	15,209	11.3%	32,133	16.9%	(16,924)	-52.7%
Operating expenses:
Selling, general and administrative	59,948	44.7%	72,794	38.3%	(12,846)	-17.6%
Impairments	232,179	172.9%	—	0.0%	232,179	N/M %
Loss on asset disposition	—	0.0%	11,520	6.1%	(11,520)	N/M %
Loss from operations	(276,918)	-206.3%	(52,181)	-27.4%	(224,737)	-430.7%
Interest expense	(13,427)	-10.0%	(15,237)	-8.0%	1,810	11.9%
Other (expense) income, net	(185)	-0.1%	1,570	0.8%	(1,755)	-111.8%
Loss before tax	(290,530)	-216.4%	(65,848)	-34.6%	(224,682)	-341.2%
Income tax benefit (expense)	740	0.6%	(869)	-0.5%	1,609	-185.2%
Net loss	$(289,790)	-215.9%	$(66,717)	-35.1%	$(223,073)	-334.4%
"N/M" is not meaningful.
Net sales
Net sales for the year ended December 31, 2025, were $134.3 million, a decrease of $56.0 million, or 29.4%, compared to the same period in 2024. The 29.4% decline was primarily due to a 26.9% reduction in volume and mix of products sold and a 2.4% decrease in price. This decline was largely driven by the previously mentioned industry oversupply.
Gross profit
Gross profit for the year ended December 31, 2025, was $15.2 million, a decrease of $16.9 million, or 52.7%, compared to the same period in 2024. Our gross profit margin percentage decreased to 11.3% for the year ended December 31, 2025, from 16.9% in the same period in 2024. The decrease in gross profit and gross profit margin was primarily due to the lower net sales, lower manufacturing production volume, as well as a $3.2 million increase in restructuring charges primarily comprised of inventory markdowns.
Selling, general and administrative expenses
SG&A expenses for the year ended December 31, 2025, were $59.9 million, a decrease of $12.8 million, or 17.6%, compared to the same period in 2024. SG&A expenses decreased in several areas, including as a result of our cost saving and restructuring initiatives: (i) a $6.4 million decrease in amortization and depreciation primarily due to intangible asset impairments in 2025, (ii) a $4.1 million decrease in employee compensation costs, including lower salaries and benefits, stock-based compensation, and performance bonus, (iii) a $1.2 million decrease in facility costs, and (iv) a $0.7 million decrease in professional fees.

Impairments
During the fourth quarter of fiscal 2025, as a result of industry conditions, primarily attributable to an agricultural oversupply impacting our market and resulting in a decrease in indoor and outdoor cultivation, as well as continued declines in operating cash flows and profitability, we assessed our long-lived assets for impairment and recorded an impairment charge of $232.2 million. Of the impairment charge, $228.4 million was related to finite-lived intangible assets and $3.8 million was related to property, plant, and equipment. There were no impairment charges in the year ended December 31, 2024. Refer to Note 5 – Intangibles and Note 9 – Property, Plant and Equipment, Net for additional details.
Loss on asset disposition
We entered into a Purchase Agreement with CM Fabrication, LLC to sell assets relating to the production of durable equipment products for $8.7 million. The IGE Asset Sale closed during the second quarter of 2024, and we sold or disposed of inventories and other assets. We recorded a loss on asset disposition of $11.5 million for the year ended December 31, 2024. Refer to Note 4 – Restructuring and Asset Sales for a further description of the IGE Asset Sale.
Interest expense
Interest expense for the year ended December 31, 2025, was $13.4 million, a decrease of $1.8 million, or 11.9%, compared to the same period in the prior year. The decrease was primarily due to lower debt outstanding due to principal repayments, as well as lower variable interest rates on our Term Loan.
Other (expense) income, net
Other expense, net for the year ended December 31, 2025, was $0.2 million, compared to other income, net of $1.6 million in the prior year. Other expense, net for the year ended December 31, 2025, was primarily driven by a loss on debt extinguishment recorded in conjunction with the Term Loan prepayments during the year. Refer to Note 11 – Debt for additional details. Other income, net for the year ended December 31, 2024, was primarily driven by a cash settlement arising from an outstanding litigation matter of a previously acquired entity, foreign currency exchange rate gains and interest income.
Income tax benefit (expense)
We recorded an income tax benefit of $0.7 million for the year ended December 31, 2025, representing an effective tax rate of 0.3%. Our effective tax rate for the year ended December 31, 2025, differs from the federal statutory rate of 21% primarily due to maintaining a full valuation allowance against our net deferred tax assets in the United States and most foreign jurisdictions. The income tax benefit for the year ended December 31, 2025, was primarily due to deferred tax benefits, partially offset by current state and foreign tax expense in certain jurisdictions.
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

Liquidity and Capital Resources
Cash Flow from Operating, Investing, and Financing Activities
Comparison of Years Ended December 31, 2025, and 2024
The following table summarizes our cash flows for the years ended December 31, 2025, and 2024 (amounts in thousands):

	Years ended December 31,
	2025	2024
Net cash used in operating activities	$(14,059)	$(324)
Net cash (used in) from investing activities	(841)	1,669
Net cash used in financing activities	(5,438)	(4,776)
Effect of exchange rate changes on cash and cash equivalents	536	(770)
Net decrease in cash and cash equivalents	(19,802)	(4,201)
Cash and cash equivalents cash at beginning of year	26,111	30,312
Cash and cash equivalents at end of year	$6,309	$26,111
Operating Activities
Net cash used in operating activities was $14.1 million for the year ended December 31, 2025. The net cash usage was primarily due to a net loss, partially offset by $4.6 million net cash inflow from a reduction in working capital. The total 2025 cash impact was a net loss of $289.8 million, less net non-cash items of $271.2 million, primarily impairments and depreciation, depletion and amortization. The $4.6 million net reduction in working capital was primarily comprised of a $12.1 million decrease of inventories, a $5.7 million decrease in accounts receivable, and a $0.1 million decrease of prepaid expenses and other current assets, partially offset by a $7.8 million decrease of lease liabilities. During the year ended December 31, 2025, we paid $12.7 million in cash interest.
Net cash used in operating activities was $0.3 million for the year ended December 31, 2024. The net cash usage was primarily due to a net loss, partially offset by $9.7 million net cash inflow from a reduction in working capital. The total 2024 cash impact was a net loss of $66.7 million, less net non-cash items of $56.7 million. The $9.7 million net reduction in working capital was primarily comprised of a $14.4 million decrease of inventories, a $1.6 million decrease in accounts receivable, and a $1.6 million decrease of prepaid expenses and other current assets, partially offset by a $8.9 million decrease of lease liabilities. During the year ended December 31, 2024, we paid $13.3 million in cash interest and we paid cash income taxes, net of refunds, of $0.2 million. As described in Note 4 – Restructuring and Asset Sales, in connection with the IGE Asset Sale, we estimated the amount of cash proceeds associated with the sale of inventories as $5.0 million and classified the amount within net cash from operating activities. In addition, the Company paid cash of $1.3 million to terminate the facility operating lease in connection with the IGE Asset Sale.
The Company is continuing to consolidate its operations in connection with restructuring and related cost saving initiatives which has contributed to the aforementioned decrease in inventory in both the 2025 and 2024 periods.
Investing Activities
Net cash used in investing activities was $0.8 million for the year ended December 31, 2025, due to $1.0 million of capital expenditures of property, plant and equipment, partially offset by proceeds from the sale of property, plant and equipment of $0.2 million.
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
In both 2025 and 2024, the capital expenditures of property, plant and equipment primarily relates to investments in our peat moss harvesting operation in Canada.

Financing Activities
Net cash used in financing activities was $5.4 million for the year ended December 31, 2025, primarily driven by (i) $4.9 million of Term Loan repayments primarily made in conjunction with the reinvestment provisions, and (ii) finance lease principal payments of $0.5 million.
Net cash used in financing activities was $4.8 million for the year ended December 31, 2024, primarily driven by (i) $3.2 million of Term Loan repayments relating to required quarterly payments of principal and payments made in conjunction with a 2023 sale-leaseback transaction and (ii) finance lease principal payments of $1.4 million which included approximately $0.7 million relating to equipment finance lease payments made in connection with the IGE Asset Sale.
Availability and Use of Cash
As of December 31, 2025, we had $6.3 million in cash and cash equivalents and a working capital deficit of $88.6 million. We have incurred recurring operating losses, negative cash flows from operations, and has significant debt obligations due within the next twelve months. These conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern.
Our plans to address these conditions include reducing costs through restructuring and other initiatives, including facility consolidations, headcount reductions, and focusing on our proprietary brand offerings. To improve liquidity we are negotiating with lenders and key vendors, and are pursuing additional financing or strategic alternatives including the sale of assets or businesses, or through an offering of equity securities. Any potential such event may be subject to provisions referenced in the Term Loan, such as subjecting us to make mandatory repayments prior to the originally stated maturity date. Although we believe such plans, if executed, should provide us with liquidity to meet our needs, successful completion of such plans is dependent on numerous factors, many of which are beyond our control as further discussed in Part I, Item 1A, Risk Factors included in this Annual Report on Form 10-K.
As further described in Note 4 – Restructuring and Asset Sales to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we closed on the IGE Asset Sale and received gross proceeds of $8.7 million during the year ended December 31, 2024. In accordance with our Term Loan, the net proceeds, approximately $6.3 million, from the IGE Asset Sale transaction were required to be reinvested into certain permitted investments, such as capital expenditures or permitted acquisitions/ investments, or offered to prepay Term Loan principal. As of December 31, 2025, we have satisfied this provision as related to the IGE Asset Sale, through a combination of certain investments and prepayments of the Term Loan. Refer to further discussion below, relating to Term Loan reinvestment provisions regarding the net cash proceeds of the IGE Asset Sale.
If necessary, we believe that we could supplement our cash position through additional asset sales or divestiture of one or more of our brands or lines of business. During 2024, we sold a portion of the excess owned land at our Goshen, New York location, and are evaluating other opportunities to sell excess owned land, not currently being used in operations, to supplement our cash position. We believe it is prudent to be prepared if required and, accordingly, continue to be engaged in the process of evaluating and preparing to implement one or more of the aforementioned activities. Any potential such event may be subject to provisions referenced in our Term Loan, such as subjecting us to make mandatory prepayments.
Term Loan
On October 25, 2021, we and certain of our direct and indirect subsidiaries entered into the Term Loan with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which we borrowed a $125 million senior secured term loan. The Term Loan was amended by Amendment No. 1 effective as of June 27, 2023, to replace the London Interbank Offered Rate ("LIBOR") referenced rates with Secured Overnight Financing Rate ("SOFR") referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have had no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor) plus 5.50%. As of the date of filing this Annual Report on Form 10-K, the ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. The Term Loan matures on October 25, 2028, and is secured by a first lien on our non-working capital assets and a second lien on our working capital assets.

The principal amounts of the Term Loan are scheduled to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date.
We are also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) certain asset sales that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. As described in Note 4 – Restructuring and Asset Sales, we received net cash proceeds of approximately $6.3 million in May 2024 from the IGE Asset Sale and were subject to a provision whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the IGE Asset Sale, and (ii) investments which are contractually committed within one-year of the IGE Asset Sale, and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds which are not reinvested required us to make an offer to prepay the corresponding amount on the Term Loan in 2025. In accordance with this provision, we made prepayments of $4.6 million during of 2025. The prepayments reduced our required quarterly installment amounts to zero for the remaining term. As of December 31, 2025, we have satisfied this provision as related to the IGE Asset Sale, through a combination of certain investments and prepayments of the Term Loan. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
As of December 31, 2025, and 2024, the outstanding principal balance on the Term Loan was $114.4 million and $119.3 million, respectively.
The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. On February 4, 2026, we elected to defer making an interest payment of approximately $2.8 million on the Term Loan. As a result of our failure to pay the interest within the grace period, an event of default occurred with respect to the Term Loan. On February 11, 2026, the lenders, through the administrative agent, notified us of such event of default and informed us that the administrative agent or the collateral agent may exercise any rights and remedies provided under the Term Loan agreement and related financing documents, but it did not seek to enforce such remedies as of such time.
Revolving Credit Facility
On March 29, 2021, we and certain of our subsidiaries entered into the Revolving Credit Agreement with JPMorgan, as administrative agent, issuing bank and swingline lender for a revolving line of credit up to $50 million (the "Revolving Credit Facility") which was subsequently amended several times to, among other things, modify the maximum aggregate borrowing limit, transition the interest rate benchmark from LIBOR to SOFR, and extend the maturity date. We use the terms Revolving Credit Agreement and Revolving Credit Facility interchangeably.
As of December 31, 2025, and December 31, 2024, we had zero borrowed under the Revolving Credit Facility. On February 17, 2026, we entered into the Termination Agreement to terminate the Revolving Credit Agreement. Pursuant to the terms of the Termination Agreement, the parties agreed to terminate the Revolving Credit Agreement subject to the survival of each of the provisions of the Revolving Credit Agreement and Loan Documents (as defined in the Revolving Credit Agreement) and in the certificates delivered in connection with or pursuant to the Revolving Credit Agreement that survive termination of the Revolving Credit Agreement.
The aforementioned financing arrangements and other transactions are more fully described in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cash and Cash Equivalents
The cash and cash equivalents balances of $6.3 million and $26.1 million at December 31, 2025, and December 31, 2024, respectively, included $2.9 million and $11.9 million, respectively, held by foreign subsidiaries.
Material Cash Requirements
Our estimated 2026 material cash requirements include (i) anticipated principal and interest payments on our Term Loan, (ii) finance lease payments, and (iii) operating lease payments, as well as other purchase obligations to support our operations. Variable rates on our Term Loan are subject to change as further described in Item 7A, Quantitative and Qualitative Disclosures About Market Risk. Refer to Item 8, Financial Statements, Note 11 – Debt, Note 8 – Leases, and Note 15 – Commitments and Contingencies for details relating to our material cash requirements for debt, our leasing arrangements, including future maturities of our operating lease liabilities, and purchase obligations, respectively. From time to time in the normal course of business, we will enter into agreements with suppliers which provide favorable pricing in return for a commitment to purchase minimum amounts of inventory over a defined time period.
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
Critical Accounting Policies and Estimates
Certain accounting policies require us to make estimates and judgments in determining the amounts reflected in the consolidated financial statements. Such estimates and judgments involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances. A discussion of our critical accounting policies that required the application of significant judgments as of December 31, 2025 and 2024 are as follows.
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
During the fourth quarter of fiscal 2025, as a result of industry conditions, primarily attributable to an agricultural oversupply impacting our market and resulting in a decrease in indoor and outdoor cultivation, as well as continued declines in our operating cash flows and profitability, we assessed our long-lived assets for impairment and recorded an impairment charge of $232.2 million. Of the impairment charge, $228.4 million was related to finite-lived intangible assets and $3.8 million was related to property, plant, and equipment. The loss was recorded in impairments in the consolidated statement of operations for the year ended December 31, 2025. We estimated fair value based on the income approach, as well as the market approach. Under the income approach, we estimated the fair value of the asset group on the present value of estimated future cash flows, which the Company considers to be a level 3 unobservable input in the fair value hierarchy.
We believe that the asset impairment evaluations were based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Changes to or a failure to achieve our projected business assumptions, including growth and profitability, could result in a valuation that would trigger an additional impairment in future periods.
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

Recent accounting pronouncements
For information regarding recent accounting pronouncements, refer to Note 3 – Basis of Presentation and Significant Accounting Policies — Recently issued accounting pronouncements, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risk has been interest rate, foreign currency and inflation risk.
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt. As of December 31, 2025, we had $114.4 million of Term Loan debt that is subject to variable interest rates that are based on SOFR or an alternate base rate. Refer to Note 11 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of December 31, 2025, our interest expense on the variable rate debt would increase by an average of $1.2 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks, but may determine to do so in the future.
Foreign Currency Risk
The functional currencies of our foreign subsidiary operations are predominantly in the Canadian dollar ("CAD") and the Euro. For the purposes of presenting these consolidated financial statements, the assets and liabilities of subsidiaries with CAD or Euro functional currencies are translated into U.S. dollars ("USD") using exchange rates prevailing at the end of each reporting period. Income and expense items are translated at the average rate prevailing during the period with exchange differences impacting other comprehensive income (loss) in equity. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the CAD. We are impacted by changes in foreign currency exchange rates when we sell product in currencies different from the currency in which costs were incurred. The functional currencies and our purchasing and sales activities primarily include USD, CAD and Euro. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions, and labor. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.
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

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Hydrofarm Holdings Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hydrofarm Holdings Group, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, at December 31, 2025, the Company has incurred recurring operating losses, negative cash flows from operations, and has significant debt obligations due within the next twelve months, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Inventory Valuation - Refer to Notes 3 and 7 to the financial statements
Critical Audit Matter Description
The Company’s inventories are stated at the lower of cost or net realizable value, principally determined by the first in, first out method of accounting. As described in Notes 3 and 7 to the consolidated financial statements, the Company maintains an allowance for excess and obsolete inventory that is based upon assumptions about current and anticipated demand, customer preferences, business strategies, and market conditions. Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory.
We identified inventory valuation as a critical audit matter because of the quantitative and qualitative materiality of the inventory excess and obsolescence reserve balance, coupled with the judgments necessary to identify and record the inventory excess and obsolescence reserve in the correct period. Additionally, our audit procedures performed to evaluate management’s estimates of the net realizable value for the inventory on-hand as of the reporting date involved a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the inventory valuation included the following, among other things:
•We tested the design and implementation of internal controls over management’s inventory excess and obsolescence reserve.
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
•We selected a sample of inventory items and evaluated the appropriateness of and performed audit procedures over specified inputs supporting management's inventory excess and obsolescence reserve, including the historical sales of inventory and gross margins.
Impairment of Long-Lived Assets - Refer to Notes 3, 5 and 9 to the financial statements
Critical Audit Matter Description
The Company’s long-lived tangible assets and finite-lived intangible assets are stated at cost. All intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. As described in Note 5 to the consolidated financial statements, as a result of industry conditions the Company performed an impairment assessment and recorded an impairment of $232.2 million for the year ended December 31, 2025.
Given the significant judgments made by management to estimate the fair value of long-lived assets and the difference between fair value and the carrying value, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to revenue growth rate, operating margins, discount rate, and market approach, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of fair value of long-lived assets, included the following, among others:
•We tested the design and implementation of internal controls over management’s review over the long-lived asset valuation.
•We evaluated management's ability to accurately forecast by comparing management's historical projections to actual performance.
•We evaluated whether the estimated future earnings were consistent with evidence obtained in other areas of the audit.
•We evaluated the reasonableness of management's revenue growth rate and operating margins by comparing management's projections to historical amounts and internal communications to management and the Board of Directors.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s valuation methodology and mathematical accuracy.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s discount rate by testing source information and developing a range of independent estimates and comparing those to the discount rate selected by management.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s market approach by evaluating the reasonableness of selected peer companies and market multiple calculations.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 27, 2026
We have served as the Company's auditor since 2020.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$6,309	$26,111
Accounts receivable, net	8,186	14,756
Inventories	33,324	50,633
Prepaid expenses and other current assets	3,622	3,712
Total current assets	51,441	95,212
Property, plant and equipment, net	30,334	37,545
Operating lease right-of-use assets	37,765	42,869
Intangible assets, net	2,801	249,002
Other assets	1,463	1,476
Total assets	$123,804	$426,104
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$9,752	$12,279
Accrued expenses and other current liabilities	7,688	10,647
Deferred revenue	2,742	2,611
Current portion of operating lease liabilities	7,543	7,731
Current portion of finance lease liabilities	455	459
Current portion of long-term debt	111,853	1,260
Total current liabilities	140,033	34,987
Long-term operating lease liabilities	32,800	37,553
Long-term finance lease liabilities	7,381	7,830
Long-term debt	50	114,693
Deferred tax liabilities	2,130	3,047
Other long-term liabilities	4,706	4,272
Total liabilities	187,100	202,382
Commitments and contingencies (Note 15)
Stockholders’ (deficit) equity
Common stock ($0.0001 par value; 300,000,000 shares authorized; 4,667,004 and 4,614,279 shares issued and outstanding at December 31, 2025, and December 31, 2024, respectively)	—	—
Additional paid-in capital	791,227	790,094
Accumulated other comprehensive loss	(7,272)	(8,911)
Accumulated deficit	(847,251)	(557,461)
Total stockholders’ (deficit) equity	(63,296)	223,722
Total liabilities and stockholders’ (deficit) equity	$123,804	$426,104
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years ended December 31,
	2025	2024
Net sales	$134,252	$190,288
Cost of goods sold	119,043	158,155
Gross profit	15,209	32,133
Operating expenses:
Selling, general and administrative	59,948	72,794
Impairments	232,179	—
Loss on asset disposition	—	11,520
Loss from operations	(276,918)	(52,181)
Interest expense	(13,427)	(15,237)
Other (expense) income, net	(185)	1,570
Loss before tax	(290,530)	(65,848)
Income tax benefit (expense)	740	(869)
Net loss	$(289,790)	$(66,717)

Net loss per share:
Basic	$(62.35)	$(14.51)
Diluted	$(62.35)	$(14.51)
Weighted-average shares of common stock outstanding:
Basic	4,647,945	4,598,640
Diluted	4,647,945	4,598,640
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years ended December 31,
	2025	2024
Net loss	$(289,790)	$(66,717)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,639	(2,414)
Total comprehensive loss	$(288,151)	$(69,131)
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2023	4,578,841	$—	$787,851	$(6,497)	$(490,744)	$290,610
Issuance of common stock for vesting of stock awards	53,464	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(18,026)	—	(142)	—	—	(142)
Stock-based compensation expense	—	—	2,385	—	—	2,385
Net loss	—	—	—	—	(66,717)	(66,717)
Foreign currency translation loss	—	—	—	(2,414)	—	(2,414)
Balance, December 31, 2024	4,614,279	$—	$790,094	$(8,911)	$(557,461)	$223,722
Issuance of common stock for vesting of stock awards	71,194	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(18,469)	—	(46)	—	—	(46)
Stock-based compensation expense	—	—	1,179	—	—	1,179
Net loss	—	—	—	—	(289,790)	(289,790)
Foreign currency translation gain	—	—	—	1,639	—	1,639
Balance, December 31, 2025	4,667,004	$—	$791,227	$(7,272)	$(847,251)	$(63,296)
The accompanying notes are an integral part of the consolidated financial statements.

Hydrofarm Holdings Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
Operating activities	2025	2024
Net loss	$(289,790)	$(66,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	23,142	30,691
Provision for credit losses	838	314
Provision for inventory obsolescence	1,398	2,002
Restructuring expenses	4,386	806
Stock-based compensation expense	1,179	2,385
Non-cash operating lease expense	7,933	8,248
Impairments	232,179	—
Non-cash loss from asset disposition	—	11,103
Other	126	1,118
Changes in assets and liabilities:
Accounts receivable	5,711	1,616
Inventories	12,121	14,415
Prepaid expenses and other current assets	120	1,568
Other assets	(90)	(55)
Accounts payable	(2,661)	56
Accrued expenses and other current liabilities	(3,043)	1,648
Deferred revenue	117	(601)
Lease liabilities	(7,784)	(8,932)
Other long-term liabilities	59	11
Net cash used in operating activities	(14,059)	(324)
Investing activities
Capital expenditures of property, plant and equipment	(1,024)	(2,892)
Proceeds from sale of property, plant and equipment	183	861
Cash proceeds from IGE Asset Sale for property, plant and equipment	—	3,700
Net cash (used in) from investing activities	(841)	1,669
Financing activities
Payment of withholding tax related to stock awards	(46)	(142)
Borrowings under foreign revolving credit facilities	351	378
Repayments of foreign revolving credit facilities	(371)	(453)
Repayments of Term Loan	(4,909)	(3,197)
Finance lease principal payments	(463)	(1,362)
Net cash used in financing activities	(5,438)	(4,776)
Effect of exchange rate changes on cash and cash equivalents	536	(770)
Net decrease in cash and cash equivalents	(19,802)	(4,201)
Cash and cash equivalents cash at beginning of year	26,111	30,312
Cash and cash equivalents at end of year	$6,309	$26,111

Non-cash investing and financing activities
Right-of-use assets acquired (relinquished) under operating lease obligation	$2,166	$(1,924)
Capital expenditures included in accounts payable and accrued liabilities	31	76
Additions of leasehold improvements and related asset retirement obligations	68	—
Supplemental information
Cash paid for interest	12,677	13,289
Cash paid for income taxes	44	201
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
Subsequent Events
Term Loan
The Company and its Board of Directors are exploring strategic alternatives to strengthen the Company’s liquidity and capital structure. In connection with such process, the Company and its financial advisors have engaged in ongoing discussions with the lenders under the Term Loan. While these discussions have continued, on February 4, 2026, the Company elected to defer making the interest payment of approximately $2.8 million on the Term Loan. As a result of the Company’s failure to pay the interest within the grace period, an event of default occurred with respect to the Term Loan. On February 11, 2026, the lenders, through the administrative agent, notified the Company of such event of default and informed the Company that the administrative agent or the collateral agent may exercise any rights and remedies provided under the Credit and Guaranty Agreement and related financing documents, but it did not seek to enforce such remedies as of such time. As a result of the event of default, the Term Loan was reclassified to current portion of long-term debt from long-term debt and interest began accruing at a rate that is 2% per annum in excess of the interest rate otherwise payable.
On February 10, 2026, JPMorgan issued a notice to the Company and Lenders of its resignation as Administrative Agent and Collateral Agent under the Credit and Guaranty Agreement. Such resignation became effective on March 12, 2026, when FEAC Agent, LLC was appointed as the successor agent for the Lenders in accordance with Section 9 of the Credit and Guaranty Agreement.
Revolving Credit Facility
On February 17, 2026, the Company entered into the Termination Agreement to terminate the Revolving Credit Agreement. Pursuant to the terms of the Termination Agreement, the parties agreed to terminate the Revolving Credit Agreement subject to the survival of each of the provisions of the Revolving Credit Agreement and Loan Documents (as defined in the Revolving Credit Agreement) and in the certificates delivered in connection with or pursuant to the Revolving Credit Agreement that survive termination of the Revolving Credit Agreement.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
2. LIQUIDITY AND GOING CONCERN
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Management evaluated whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. The Company has incurred recurring operating losses, negative cash flows from operations, and has significant debt obligations due within the next twelve months. These conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern.
Management’s plans to address these conditions include reducing costs through restructuring and other initiatives, including facility consolidations, headcount reductions, and focusing on our proprietary brand offerings. To improve liquidity the Company is negotiating with lenders and key vendors, and is pursuing additional financing or strategic alternatives including the sale of assets, businesses, or through an offering of equity securities. These plans are not within the Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.
3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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
On February 12, 2025, the Company effected a one-for-ten reverse stock split of its common stock, whereby each lot of ten shares of common stock issued and outstanding immediately prior to the reverse stock split was converted into and became one share of common stock (the "Reverse Stock Split"). In lieu of issuing any fractional shares, any stockholder entitled to receive less than one share of common stock received cash for such stockholder’s fractional share. There was no change to the par value of $0.0001. Accordingly, the presentation of all periods covered by the consolidated financial statements, and notes to the consolidated financial statements, contained herein have been adjusted to give retroactive effect to the Reverse Stock Split.
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
For the purposes of making operating decisions, assessing financial performance and allocating resources, the CODM reviews financial statement metrics on a consolidated basis, including net sales, gross profit, SG&A, and net loss as presented in the consolidated statements of operations. Net loss is the primary measure of profit or loss reviewed by the CODM. In addition, the CODM reviews consolidated total assets and significant components such as inventories, cash and other assets for the purpose of evaluating financial performance. Significant expense categories regularly reviewed by the CODM are comprised of cost of goods sold and SG&A. The other components of net loss as disclosed in the statements of operations that are not significant segment expenses are impairments, loss on asset disposition, interest expense, other income (expense), net, and income tax expense. Since the Company operates as one reportable segment, all required segment financial information is found in the consolidated financial statements and notes, and within the entity-wide disclosures presented below.
Entity-wide information
Net sales and property, plant and equipment, net and operating lease right-of-use ("ROU") assets, in the United States and Canada, as determined by the location of the subsidiaries, are shown below. Other foreign locations, which are immaterial, individually and in the aggregate, are included in the United States below.

	Years ended December 31,
	2025	2024
United States	$107,777	$151,660
Canada	29,064	41,633
Eliminations	(2,589)	(3,005)
Total consolidated net sales	$134,252	$190,288

	December 31,
	2025	2024
United States	$38,071	$50,928
Canada	30,028	29,513
Total property, plant and equipment, net and operating lease right-of-use assets	$68,099	$80,441
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
Accounts receivable expose the Company to credit risks such as collectability and business risks such as customer concentrations. Exposure to losses on receivables is dependent on each customer’s financial condition. Receivables arising from sales are not collateralized; however, credit risk is somewhat mitigated as a result of the large diverse customer base. No customer accounted for more than 10% of revenues in 2025 or 2024. No customer accounted for more than 10% of accounts receivable as of December 31, 2025, or December 31, 2024. One supplier accounted for more than 10% of purchases in 2025 and 2024.

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
Accounts receivable, net
Trade accounts receivable represents amounts due from customers. Other receivables represent other current non-trade receivables. Allowance for credit losses reflects the Company’s estimate of amounts in its existing accounts receivable that may not be collected due to customer claims or customer inability or unwillingness to pay. The allowance is estimated based on a combination of factors, including, but not limited to the age of the account, the credit worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance for credit losses. Accounts receivable are written off when the receivables are deemed uncollectible. Subsequent collections are recorded in SG&A on the consolidated statement of operations when they are received.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Management reviews these assumptions periodically to determine if any adjustments are needed to the allowance for excess and obsolete inventory. The establishment of an allowance for excess and obsolete inventory establishes a new cost basis in the inventory. Such allowance is not reduced until the product is sold or otherwise disposed. If inventory is sold, any related reserves would be reversed in the period of sale. The Company estimates inventory markdowns relating to restructuring charges based upon business strategies, management's actions with respect to inventory of raw materials and products and brands being removed from the Company's portfolio, current and anticipated demand, customer preferences, and market conditions.
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
Right-of-use assets represent the right to use an underlying asset for the lease term while lease liabilities represent the obligation to make lease payments arising from a lease, measured on a discount basis. All leases greater than 12 months result in the recognition of a ROU asset and a lease liability at the lease commencement date based on the present value of the lease payments over the lease term. The present value of the lease payments is calculated using the applicable weighted-average discount rate. The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, the applicable incremental borrowing rate is estimated. The incremental borrowing rate is estimated using the currency denomination of the lease and the contractual lease term. To determine the incremental borrowing rate, reference is made to interest rates that would be available to finance assets similar to the assets under lease in their related geographical location.
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
Property, plant and equipment, excluding peat bogs and related development, are depreciated using the straight-line method. The following table summarizes the estimated useful lives as follows:

Building and improvements	10 - 40 years
Machinery and equipment	5 - 15 years
Leasehold improvements	Lesser of useful life or term of the lease
Computer equipment	3 - 4 years
Furniture and fixtures	5 years
The useful lives of property, plant and equipment recorded under finance leases are further limited to the term of lease.
Peat bogs and related development costs are depleted using the units of production method over the total expected volume of the peat bogs.
Intangible assets
Definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives. The Company has one trade name that is considered to have an indefinite useful life. Intangible assets are also tested for impairment

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
at least annually and when events or changes in circumstances indicate that, more-likely-than-not, the carrying amount may not be recoverable. The Company estimates fair value based on the income approach and market approach. Under the income approach, the Company estimates the fair value of the asset group on the present value of estimated future cash flows, which the Company considers to be a level 3 unobservable input in the fair value hierarchy. Significant judgment is required in estimating fair values and performing intangible asset impairment tests.
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
The amount billed to customers for shipping and handling costs included in net sales was $4,293 and $7,883 in the years ended December 31, 2025, and 2024, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits reported within deferred revenue on the consolidated balance sheets, totaled $2,742 and $2,611 as of December 31, 2025, and 2024, respectively. During the year ended December 31, 2025, the Company recorded customer deposits of $4,470, recognized $4,155 of deferred revenue, and noted $184 of additional decreases primarily due to customer refunds and foreign exchange rate fluctuations. There are no significant financing components and the majority of revenue is recognized within one year. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.
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
The fair value of restricted stock awards is measured on the grant date based on the closing price of the Company's common stock.
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
Employee benefit plan
The Company has a savings retirement plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Company made matching contributions to the plan and incurred expense of $225 and $236 for the years ended December 31, 2025, and 2024, respectively.
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
The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more-likely-than-not that all or a portion of deferred tax assets will not be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves consideration of estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income by jurisdiction, and the impact of tax planning strategies. Changes in the relevant facts can impact the judgment or need for valuation allowances. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
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
Recently issued accounting pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of information in the effective tax rate reconciliation, income taxes paid disaggregated by jurisdiction, and certain other amendments related to income tax disclosures. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted the aforementioned guidance, and updated tax disclosures are presented in Note 14 – Income Taxes.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which makes targeted improvements to the accounting for internal-use software by removing references to “development stages.” The update also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted, and can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.
4. RESTRUCTURING AND ASSET SALES
Restructuring
2023 Restructuring Plan
Upon completion of a restructuring plan that began in 2022, the Company began the 2023 Restructuring Plan, and undertook significant actions to streamline operations, reduce costs and improve efficiencies. Restructuring actions in the 2023 Restructuring Plan were primarily U.S. manufacturing facility consolidations, in particular with respect to production of certain durable equipment products. Restructuring activities included termination and disposal costs associated with inventory, facilities, and headcount reductions, and non-cash charges consisting of fixed asset and inventory write-downs. During the year ended December 31, 2024, the Company recorded pre-tax restructuring charges of $2,223 for the 2023 Restructuring Plan, relating primarily to cash charges associated with the consolidation and closure of U.S. manufacturing facilities. Of the $2,223 recorded charges, $1,946 was recorded within cost of goods sold on the consolidated statement of operations during the year ended December 31, 2024. The Company recorded $277 within SG&A expenses on the consolidated statement of operations during the year ended December 31, 2024.
In the first quarter of 2025, the Company completed the 2023 Restructuring Plan and incurred approximately $362 of restructuring charges, which were primarily cash charges and recorded within cost of goods sold on the consolidated statement of operations during the year ended December 31, 2025. The remaining accrual balance of $103 as of December 31, 2024 was settled during the year ended December 31, 2025, and there is no remaining accrual balance. Total costs incurred relating to the 2023 Restructuring Plan were (i) $9,737 of non-cash charges relating primarily to inventory markdowns, and (ii) $2,034 of cash charges relating primarily to the consolidation of U.S. manufacturing facilities.
2025 Restructuring Plan
The Company initiated the 2025 Restructuring Plan in the second quarter of 2025 to reduce its product portfolio and operational footprint to decrease costs and improve efficiency. The 2025 Restructuring Plan actions entail (i) eliminating a significant portion of the Company's product portfolio, primarily underperforming distributed brands, to improve supply chain and operational focus, (ii) further reductions in the distribution center network and manufacturing footprint including inventory reductions, and (iii) corresponding headcount reductions.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The Company incurred the following estimated restructuring costs for the 2025 Restructuring Plan during the year ended December 31, 2025:

Year ended December 31, 2025
Cost of goods sold	$4,762
Selling, general and administrative	475
Total 2025 Restructuring Plan charges	$5,237

Cash	$851
Non-cash	4,386
Total 2025 Restructuring Plan charges	$5,237
Non-cash charges were primarily associated with inventory write-downs, which were primarily recorded in cost of goods sold on the consolidated statements of operations during the year ended December 31, 2025. Cash charges were primarily comprised of costs incurred to relocate and terminate certain facilities. As of December 31, 2025, the Company had approximately $202 of accrued restructuring charges.
The Company anticipates the 2025 Restructuring Plan and related actions may result in additional restructuring charges of up to $3,000, primarily cash related, and is expected be completed during 2026. The amounts the Company will ultimately expend could differ from these estimates.
Asset Sales
On May 10, 2024, in connection with the Company's restructuring of its durable manufacturing operations, the Company entered into the Purchase Agreement with CM Fabrication, LLC to sell assets relating to the production of IGE-branded durable equipment products for $8,660 and retain the proprietary brand and customer relationships. The IGE Asset Sale closed on May 31, 2024, and the Company continues to sell its IGE branded durable products, including horticulture benches, racking and LED lighting systems. In connection with the transaction, the Company entered into an exclusive supply agreement with the Buyer to provide for contract manufacturing.
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
Pursuant to requirements in the Company's Revolving Credit Facility consent was obtained from JPMorgan Chase Bank, N.A., as administrative agent, to permit the IGE Asset Sale. The net cash proceeds of approximately $6,300 from this transaction were subject to a provision of the Term Loan (as defined below) whereby such net cash proceeds were reinvested into certain investments, such as capital expenditures, with the remainder being prepaid against the Term Loan principal. Refer to Note 11 – Debt for further details.
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
5. INTANGIBLE ASSETS, NET
Finite lived intangible assets are tested for impairment at least annually, while all intangibles are tested for impairment when events or changes in circumstances indicate that, more-likely-than-not, the carrying amount may not be recoverable. During the fourth quarter of fiscal 2025, as a result of industry conditions, primarily attributable to an agricultural oversupply impacting our market and resulting in a decrease in indoor and outdoor cultivation, as well as continued declines in operating cash flows and profitability, the Company assessed long-lived assets for impairment and recorded an impairment charge of $232,179. Of the impairment charge, $228,395 was related to finite-lived intangible assets and $3,784 was related to property, plant, and equipment. The loss was recorded in impairments in the consolidated statement of operations for the year ended December 31, 2025. The Company estimated fair value based on the income approach and market approach. Under the income approach, the Company estimated the fair value of the asset group on the present value of estimated future cash flows, which the Company considered to be a level 3 unobservable input in the fair value hierarchy. There were no other impairment charges for long-lived assets in the years ended December 31, 2025 or 2024.
Intangible assets, net comprised the following:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Computer software	$—	$—	$—	$8,982	$(8,625)	$357
Customer relationships	—	—	—	99,806	(39,230)	60,576
Technology, formulations and recipes	—	—	—	110,381	(33,401)	76,980
Trade names and trademarks	—	—	—	131,492	(23,432)	108,060
Other	—	—	—	4,716	(4,488)	228
Total finite-lived intangible assets, net	—	—	—	355,377	(109,176)	246,201
Indefinite-lived intangible asset:
Trade name	2,801	—	2,801	2,801	—	2,801
Total intangible assets, net	$2,801	$—	$2,801	$358,178	$(109,176)	$249,002
Amortization expense related to intangible assets was $17,794 and $23,998 for the years ended December 31, 2025, and 2024, respectively.
6. LOSS PER COMMON SHARE
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The following table presents basic and diluted loss per common share for the years ended December 31, 2025, and 2024:

	Years ended December 31,
	2025	2024
Net loss	$(289,790)	$(66,717)
Weighted-average shares of common stock outstanding	4,647,945	4,598,640
Dilutive effect of share based compensation awards using the treasury stock method	—	—
Diluted weighted-average shares of common stock outstanding	4,647,945	4,598,640
Basic loss per common share	$(62.35)	$(14.51)
Diluted loss per common share	$(62.35)	$(14.51)
The computation of the weighted-average shares of common stock outstanding for diluted loss per common share excludes the following potential shares of common stock as their inclusion would have an anti-dilutive effect on diluted loss per common share:

	Years ended December 31,
	2025	2024
Shares subject to unvested or deferred performance and restricted stock units	335,860	290,334
Shares subject to stock options outstanding	28,074	40,654
7. ACCOUNTS RECEIVABLE, NET, AND INVENTORIES
Accounts receivable, net comprised the following:

	December 31,
	2025	2024
Trade accounts receivable	$7,706	$14,112
Allowance for credit losses	(362)	(706)
Other receivables	842	1,350
Total accounts receivable, net	$8,186	$14,756
The change in the allowance for credit losses consisted of the following:

	Years ended December 31,
	2025	2024
Beginning balance	$(706)	$(920)
Changes in estimates	(838)	(1,006)
Write-offs	928	718
Collections/Other	254	502
Ending balance	$(362)	$(706)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Inventories comprised the following:

	December 31,
	2025	2024
Finished goods	$25,314	$44,372
Work-in-process	872	1,137
Raw materials	10,790	12,398
Allowance for inventory obsolescence	(3,652)	(7,274)
Total inventories	$33,324	$50,633
Inventories are stated at the lower of cost or net realizable value, and the Company maintains an allowance for excess and obsolete inventory that is based upon assumptions about future demand and market conditions. The allowance for excess and obsolete inventory is subject to increase based on changes in estimates and other factors and decrease based on sales of products and disposals.
8. LEASES
The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2038. Also, the Company leases some property, plant and equipment under finance leases. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 20 years. However, these options are generally not reflected in the calculation of the ROU assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company incurred operating lease costs of $9,565 and $10,195 during the years ended December 31, 2025, and 2024, respectively. These costs are included primarily within SG&A in the consolidated statements of operations and do not include lease termination costs associated with the IGE Asset Sale. Refer to Note 4 – Restructuring and Asset Sales for further details.
The Company has operating subleases and logistics agreements which have been accounted for by reference to the underlying asset subject to the lease, primarily as an offset to rent expense within SG&A.
Total ROU assets, finance lease assets, and lease liabilities were as follows:

		December 31,
	Balance Sheet Classification	2025	2024
Lease assets
Operating lease assets	Operating lease right-of-use assets	$37,765	$42,869
Finance lease assets	Property, plant and equipment, net	6,575	7,279
Total lease assets		$44,340	$50,148

Lease liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$7,543	$7,731
Finance leases	Current portion of finance lease liabilities	455	459
Noncurrent:
Operating leases	Long-term operating lease liabilities	32,800	37,553
Finance leases	Long-term finance lease liabilities	7,381	7,830
Total lease liabilities		$48,179	$53,573

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Total lease costs and sublease and logistics income were as follows:

		Years ended December 31,
	Classification	2025	2024
Operating lease costs	Selling, general and administrative(1)	$9,565	$10,195
Finance lease costs:
Amortization of lease assets	Selling, general and administrative	698	734
Amortization of lease assets	Cost of goods sold	—	137
Interest on lease liabilities	Interest expense	421	459
Sublease and logistics income	Selling, general and administrative	(4,797)	(3,851)
(1) Operating lease costs are primarily recorded in SG&A.
In addition to the operating lease costs above, short-term and month-to-month lease expense was zero and $61 for the years ended December 31, 2025, and 2024, respectively, and other costs associated with operating leases were $3,461 and $3,207, respectively, for non-lease components such as common area maintenance and other miscellaneous items. These costs were included primarily within SG&A in the consolidated statements of operations.
The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with remaining terms greater than one year as of December 31, 2025, are as follows:

Year ending December 31,	Operating	Finance
2026	$9,044	$850
2027	9,266	852
2028	8,728	806
2029	5,862	822
2030	4,742	838
Thereafter	7,846	6,379
Total lease payments	45,488	10,547
Less portion representing interest	5,145	2,711
Total principal	40,343	7,836
Less current portion	7,543	455
Long-term portion	$32,800	$7,381
The following table summarizes the weighted-average remaining lease term as well as the weighted average discount rate as of December 31, 2025, and 2024:

	December 31,
	2025	2024
Weighted-average remaining lease term in years:
Operating leases	5.4	6.0
Finance leases	11.9	12.9

Weighted-average discount rate:
Operating leases	4.33%	4.12%
Finance leases	5.43%	5.39%

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Cash paid for amounts included in lease liabilities for the years ended December 31, 2025, and 2024, were:

	Years ended December 31,
Cash paid for amounts included in lease liabilities:	2025	2024
Operating cash flows from operating leases	$(9,452)	$(9,653)
Operating cash flows from finance leases	(421)	(459)
Financing cash flows from finance leases	(463)	(680)
9. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net comprised the following:

	December 31,
	2025	2024
Machinery and equipment	$23,577	$23,531
Peat bogs and related development	12,828	11,895
Building and improvements	8,917	10,313
Land	4,093	5,630
Furniture and fixtures	3,721	4,239
Computer equipment	3,044	3,152
Leasehold improvements	530	3,185
Gross property, plant, and equipment	56,710	61,945
Less: accumulated depreciation	(26,376)	(24,400)
Total property, plant, and equipment, net	$30,334	$37,545
Depreciation, depletion and amortization expense related to property, plant, and equipment, net was $5,348 and $6,693 for the years ended December 31, 2025, and 2024, respectively. As noted in Note 5 – Intangible Assets, the Company recorded impairment charges of $3,784 for property, plant, and equipment during the year ended December 31, 2025. The impairment charges were primarily related to Leasehold improvements, Land, and Building and improvements.
As of December 31, 2025, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $9,817, less accumulated depreciation of $3,242. As of December 31, 2024, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $9,823, less accumulated depreciation of $2,544.
The Company operates peat bogs in Alberta, Canada. Under current provincial laws the Company is subject to certain AROs and the remediation of the peat bog sites are under provincial oversight. The Company periodically evaluates expected remediation costs associated with the peat bog sites that it operates. When the Company concludes that it is probable that a liability has been incurred, a provision is made for management's estimate of the liability. As of December 31, 2025, and 2024, the Company had AROs of $170 and $284, respectively, recorded in accrued expenses and other current liabilities on the consolidated balance sheets. As of December 31, 2025, and 2024, the Company had AROs of $4,668 and $4,232, respectively, recorded in other long-term liabilities on the consolidated balance sheets.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The following table presents changes in AROs for the following periods:

	Years ended December 31,
	2025	2024
Balance, beginning of the period	$4,516	$5,216
Liabilities incurred in the period	68	—
Liabilities settled in the period	(126)	(474)
Accretion expense	159	165
Other	221	(391)
Balance, end of the period	$4,838	$4,516
10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities comprised the following:

	December 31,
	2025	2024
Accrued compensation and benefits	$2,096	$1,987
Interest accrual	1,902	2,141
Freight, custom and duty accrual	727	1,130
Goods in transit accrual	361	574
Income tax accrual	66	127
Asset retirement obligations	170	284
Other accrued liabilities	2,366	4,404
Total accrued expenses and other current liabilities	$7,688	$10,647
11. DEBT
Debt is comprised of the following:

	December 31,
	2025	2024
Term Loan - principal	$114,394	$119,303
Term Loan - unamortized discount and deferred financing costs	(2,576)	(3,443)
Term Loan - net of unamortized discount and deferred financing costs	111,818	115,860
Other	85	93
Total debt	$111,903	$115,953

Current portion of long-term debt - net of unamortized discount and deferred financing costs of $2,576 as of December 31, 2025	$111,853	$1,260
Long-term debt - net of unamortized discount and deferred financing costs of $3,443 as of December 31, 2024	50	114,693
Total debt	$111,903	$115,953

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Term Loan
On October 25, 2021, the Company and certain of its direct and indirect subsidiaries (the "Obligors") entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which the Company borrowed a $125,000 senior secured term loan. The Term Loan was amended by Amendment No. 1 to the Credit and Guaranty Agreement (“Amendment No. 1”) effective on June 27, 2023, to replace the LIBOR referenced rates with SOFR referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor), plus 5.50%. The ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the provisions of Amendment No. 1. Capitalized terms referenced above are defined in the Term Loan.
The Term Loan matures on October 25, 2028 ("Maturity Date") and is not subject to a call premium. Deferred financing costs are being amortized to interest expense over the term of the loan. For the year ended December 31, 2025, the effective interest rate was 10.84% and interest expense was $12,625, which includes amortization of deferred financing costs and discount of $747. For the year ended December 31, 2024, the effective interest rate was 11.70% and interest expense was $14,112, which included amortization of deferred financing costs and discount of $751.
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
As described in Note 4 – Restructuring and Asset Sales, the Company completed the IGE Asset Sale for gross proceeds of $8,660 in May 2024. The net cash proceeds of approximately $6,300 from this transaction were subject to a provision of the Term Loan whereby such net cash proceeds can be reinvested into certain investments, such as capital expenditures. This provision of the Term Loan includes (i) cash investments made within a one-year period from the transaction date, and (ii) investments which are contractually committed within one-year of the transaction date and paid within 180 days after entering into such contractual commitment. The amount of any net cash proceeds which are not reinvested required the Company to make an offer to prepay the corresponding amount on the Term Loan in 2025. In accordance with this provision, we made prepayments of $4,602 during of 2025. The prepayments reduced our required quarterly installment amounts to zero for the remaining term. As of December 31, 2025, we have satisfied this provision as related to the IGE Asset Sale, through a combination of certain investments and prepayments of the Term Loan. The foregoing description of the reinvestment provision does not purport to be complete and is qualified in its entirety by reference to the provisions of the Term Loan.
The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company.
Subsequent Event
The Company and its Board of Directors are exploring strategic alternatives to strengthen the Company’s liquidity and capital structure. In connection with such process, the Company and its financial advisors have engaged in ongoing discussions with the lenders under the Term Loan. While these discussions have continued, on February 4, 2026, the Company elected to defer making the interest payment of approximately $2.8 million on the Term Loan. As a result of the Company’s failure to pay the interest within the grace period, an event of default occurred with respect to the Term Loan. On February 11, 2026, the lenders, through the administrative agent, notified the Company of such event of default and informed the Company that the administrative agent or the collateral agent may exercise any rights and remedies provided under the Credit and Guaranty

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Agreement and related financing documents, but it did not seek to enforce such remedies as of such time. As a result of the event of default, the Term Loan was reclassified to current portion of long-term debt from long-term debt and interest began accruing at a rate that is 2% per annum in excess of the interest rate otherwise payable.
On February 10, 2026, JPMorgan issued a notice to the Company and Lenders of its resignation as Administrative Agent and Collateral Agent under the Credit and Guaranty Agreement. Such resignation became effective on March 12, 2026, when FEAC Agent, LLC was appointed as the successor agent for the Lenders in accordance with Section 9 of the Credit and Guaranty Agreement.
Revolving Credit Facility
On March 29, 2021, the Obligors entered into a certain Credit Agreement, dated as of March 29, 2021, as amended, by among JPMorgan., as administrative agent, issuing bank and swingline lender, the other loan parties from time to time party thereto and the lenders from time to time party thereto for a revolving line of credit up to $50,000. The Revolving Credit Facility was due to expire on June 30, 2027, or any earlier date on which the revolving commitments are reduced to zero. The terms Revolving Credit Facility and Revolving Credit Agreement are used interchangeably.
The Revolving Credit Facility originally had a borrowing limit of $50,000. On August 31, 2021, the Obligors entered into an amendment to the Revolving Credit Facility (the "First Amendment") to increase their original borrowing limit to $100,000. In connection with the First Amendment, the Company's previously acquired subsidiaries became party to the Revolving Credit Facility as either borrowers or as guarantors. On October 25, 2021, the Company and its subsidiaries entered into a second amendment to the Revolving Credit Facility (the "Second Amendment"), pursuant to which the parties consented to the Term Loan described above, and made certain conforming changes to comport with the Term Loan provisions. The Revolving Credit Facility was further amended by a third amendment and joinder to the Revolving Credit Facility dated August 23, 2022 (the "Third Amendment"), pursuant to which several previously acquired subsidiaries became parties to the Revolving Credit Facility and granted liens on their assets. On December 22, 2022, the Company entered into a fourth amendment to the Revolving Credit Facility (the "Fourth Amendment") pursuant to which a sale-leaseback transaction was permitted, and certain other changes were made, including a reduction of the maximum commitment amount under the Revolving Credit Facility from $100,000 to $75,000 and transitioning the LIBOR based rates to SOFR based rates. On March 31, 2023, the Company and certain of its subsidiaries entered into a fifth amendment to the Revolving Credit Facility (the “Fifth Amendment”) pursuant to which the maturity date was extended to June 30, 2026, the maximum commitment amount under the Revolving Credit Facility was reduced to $55,000, and the interest rate on borrowings was revised to various spreads, based on the Company's fixed charge coverage ratio. On November 1, 2024, the Company and certain of its subsidiaries entered into a sixth amendment to the Revolving Credit Facility (the “Sixth Amendment”) which reduced the maximum commitment amount under the Revolving Credit Facility to $35,000. On May 9, 2025, the Company and certain of its subsidiaries entered into a seventh amendment to the Revolving Credit Facility (the “Seventh Amendment”), pursuant to which the maturity date of the Revolving Credit Facility was extended from June 30, 2026 to June 30, 2027, the maximum commitment amount under the Revolving Credit Facility was reduced from $35,000 to $22,000, and certain other changes were made, including the addition of a $2,000 availability block, an increase of the cash dominion trigger from less than 10% of availability to less than 50% of availability, and an increase of the fixed charge ratio trigger from less than 10% excess availability to less than 20% of excess availability. The foregoing description of the Seventh Amendment does not purport to be complete and is qualified in its entirety by reference to the Seventh Amendment.
The unamortized debt discount and deferred financing costs were $209 and $237 as of December 31, 2025, and 2024, respectively, and are included in other assets in the consolidated balance sheet. Debt discount and deferred financing costs were being amortized to interest expense over the term of the Revolving Credit Facility.
The Revolving Credit Facility was an asset-based facility that was secured by a first priority lien on the working capital assets of the Company and a second priority lien on the non-working capital assets of the Company (including most of the Company’s subsidiaries). The borrowing base was based on a detailed monthly calculation of the sum of (a) a percentage of the Eligible Accounts at such time, plus (b) the lesser of (i) a percentage of the Eligible Inventory, at such time, valued at the lower of cost or market value, determined on a first-in-first-out basis, and (ii) the product of a percentage multiplied by the Net Orderly Liquidation Value percentage identified in the most recent inventory appraisal ordered by the Administrative Agent multiplied by the Eligible Inventory, valued at the lower of cost or market value, determined on a first-in-first-out basis, minus (c) Reserves (each of the defined terms above, as defined in the Revolving Credit Facility documents).

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
The Company was required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability was less than an amount equal to 20% of the Aggregate Revolving Commitment, the Company was required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability was more than 20% of the Aggregate Revolving Commitment for thirty consecutive days (each of the defined terms above, as defined in the Revolving Credit Facility documents). In order to consummate permitted acquisitions or to make restricted payments, the Company was required to comply with a higher fixed charge coverage ratio of 1.15x.. The Company received a consent from JPMorgan Chase Bank, N.A., as administrative agent, to permit the cash settlement of fractional shares in connection with the Reverse Stock Split, which is described further in Note 3 – Basis of Presentation and Significant Accounting Policies. As of December 31, 2025, the Company was in compliance with the covenants contained in the Revolving Credit Facility.
The Revolving Credit Facility provided for various interest rate options including the Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the CB Floating Rate, the Adjusted Daily Simple SOFR, or the CBFR. The rates that use SOFR as the reference rate (Adjusted Term SOFR Rate, the Adjusted REVSOFR30 Rate, the Adjusted Daily Simple SOFR and the CBFR rate) use the Term SOFR Rate plus 1.95%. Each rate had a 0.0% floor. A fee of 0.40% per annum was charged for available but unused borrowings.
As of December 31, 2025, and 2024, the Company had zero borrowed under the facility.
Subsequent Event
On February 17, 2026, the Company entered into the Termination Agreement to terminate the Revolving Credit Agreement. Pursuant to the terms of the Termination Agreement, the parties agreed to terminate the Revolving Credit Agreement subject to the survival of each of the provisions of the Revolving Credit Agreement and Loan Documents (as defined in the Revolving Credit Agreement) and in the certificates delivered in connection with or pursuant to the Revolving Credit Agreement that survive termination of the Revolving Credit Agreement.
Other debt
Other debt of $85 and $93 as of December 31, 2025, and 2024, respectively, was primarily comprised of a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage.
Loss on debt modification
The losses on debt modification of $120 and $195 for the years ended December 31, 2025 and 2024, respectively, resulting primarily from the financing transactions described above, are presented in other (expense) income, net on the consolidated statement of operations.
Aggregate future principal payments
As of December 31, 2025, the aggregate estimated future principal payments under long-term debt are as follows:

Year ending December 31,	Debt
2026	$114,429
2027	21
2028	22
2029	7
Total	$114,479

12. STOCKHOLDERS’ EQUITY
Common stock
Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the board of directors. As of December 31, 2025, there were 4,667,004 shares outstanding and 300,000,000 shares authorized.
13. STOCK-BASED COMPENSATION
Stock-based compensation plan overview
The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan ("2018 Plan"), the 2019 Employee, Director and Consultant Equity Incentive Plan ("2019 Plan") and the 2020 Employee, Director, and Consultant Equity Incentive Plan ("2020 Plan" and collectively, "Incentive Plans"). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of December 31, 2025, a total of 301,127 shares were available for grant under the 2020 Plan.
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
The tax benefits recognized in the consolidated statements of operations for stock-based compensation arrangements for the years ended December 31, 2025, and 2024, were not material to the financial statements.

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Restricted Stock Unit Activity
RSUs granted to certain executives, employees and members of the board of directors expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into shares of the Company's common stock. The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the year ended December 31, 2025, the Company granted 231,618 RSU awards to certain directors, executives and employees that are expected to vest with either one, two or three equal vesting tranches, annually on the anniversary of the grant date.
The following table summarizes the activity related to the Company's RSUs for the year ended December 31, 2025. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the year ended December 31, 2025:

	Number of RSUs	Weighted average grant date fair value
Balance, December 31, 2024	102,030	$13.82
Granted	231,618	$4.56
Vested	(124,511)	$11.45
Forfeited	(29,986)	$6.15
Balance, December 31, 2025	179,151	$4.78
The total vest date fair value of RSUs vested for the years ended December 31, 2025, and 2024, was $123, and $729, respectively. The Company recognized $1,057, and $1,927, of total stock-based compensation expense for RSUs for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, total unamortized stock-based compensation cost related to unvested RSUs was $443 and the weighted-average period over which the compensation is expected to be recognized is less than one year.
During the year ended December 31, 2025, 94,188 RSUs that vested were not issued due to the recipients' elections to defer the conversion into common stock. As of December 31, 2025, there were 156,709 RSUs which had vested, but were not yet issued due to the recipients' elections.
For the year ended December 31, 2025, the Company withheld 4,830, of the 30,323, shares of common stock issued upon vesting of RSUs to meet employees' payroll tax withholding requirements. The tax withholding payments of $21 were made in 2025.
Performance Stock Unit Activity
During the year ended December 31, 2024, the Company granted PSU awards that were subject to a one-year vesting requirement (based on continuous employment) and contained performance conditions based on certain performance metrics. There were no PSUs granted during the year ended December 31, 2025. During the year ended December 31, 2025, the PSU forfeitures were due to employee terminations and performance conditions that were not satisfied, while PSU vests were from awards granted in the prior year. The following table summarizes the activity related to the Company's PSUs for the year ended December 31, 2025:

	Number of PSUs	Weighted average grant date fair value
Balance, December 31, 2024	125,783	$9.89
Vested	(40,871)	$9.89
Forfeited	(84,912)	$9.89
Balance, December 31, 2025	—	$—
The total vest date fair value of PSUs vested for the years ended December 31, 2025, and 2024, was $73 and $167,

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
respectively. The Company recognized $122, and $357, of total stock-based compensation expense for PSUs the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, there was no unamortized stock-based compensation cost related to unvested PSUs.
For the year ended December 31, 2025, the Company withheld 13,639, of the 40,871, shares of common stock issued upon vesting of PSUs to meet employees' payroll tax withholding requirements. The tax withholding payments of $24 were made in 2025.
Stock Options
The vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and stock options may be exercised up to 10 years from the date of issuance.
There were no stock options granted or exercised during the years ended December 31, 2025, or 2024. The following table summarizes the stock option activity for the year ended December 31, 2025:

	Number	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term (years)
Outstanding and exercisable as of December 31, 2024	40,654	$96.36	$22.76	3.67
Cancelled	(12,580)	$93.73	$18.88
Outstanding and exercisable as of December 31, 2025	28,074	$97.54	$24.50	3.50
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
For the years ended December 31, 2025, and 2024, respectively, the Company recognized zero and $101, of total stock-based compensation expense for stock options. As of December 31, 2025, there was no unvested options or unrecognized compensation expense.
14. INCOME TAXES
Loss before tax was as follows:

	Years ended December 31,
	2025	2024
United States	$(283,228)	$(64,011)
Foreign	(7,302)	(1,837)
Loss before tax	$(290,530)	$(65,848)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Significant components of income tax (benefit) expense consist of the following:

	Years ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	87	90
Foreign	90	706
Total current expense (benefit)	177	796

Deferred:
Federal	(641)	—
State	(24)	—
Foreign	(252)	73
Total deferred (benefit) expense	(917)	73
Total income tax (benefit) expense	$(740)	$869
The reconciliation of income tax computed at the U.S. federal statutory tax rates of 21% to income tax benefit consists of the following:

	Year ended December 31,
	2025
Effective rate reconciliation
U.S. federal tax benefit at statutory rate	$(61,011)	21.0%
State income taxes, net	68	—%
Permanent items	(261)	0.1%
Impact of foreign operations
Canada
Foreign rate differential	(424)	0.1%
Valuation allowance	2,393	(0.8)%
Other	(634)	0.2%
Spain
Other	36	—%

Other, net	(1,251)	0.4%
Valuation allowance	60,344	(20.8)%
Total income tax benefit	$(740)	0.3%

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Year ended December 31,
2024
Effective rate reconciliation
U.S. federal tax benefit at statutory rate	$(13,828)
State income taxes, net	71
Permanent items	688
Foreign rate differential	112
Share-based compensation	417
Deferred adjustments	(827)
Other, net	14
Valuation allowance	14,222
Total income tax expense	$869
State income taxes, net is primarily attributable to Oregon, which represents more than 50% of total state income tax expense for the years ended December 31, 2025, and 2024.
Deferred income tax assets and liabilities consist of the following:

	December 31,
	2025	2024
Deferred tax assets
Lease liabilities	$12,901	$12,959
Accrued expenses	591	1,671
Share-based compensation	726	674
Intangible assets	58,690	1,449
Net operating loss	65,844	49,690
Inventories	4,697	7,832
Interest expense	15,580	12,658
Other	2,076	1,540
Deferred tax assets	161,105	88,473
Valuation allowance	(149,124)	(75,336)
Total deferred tax assets	11,981	13,137

Deferred tax liabilities
Property, plant and equipment	(3,626)	(5,479)
Operating lease right-of-use assets	(10,302)	(10,624)
Other	(183)	(81)
Total deferred tax liabilities	(14,111)	(16,184)
Net deferred tax liability	$(2,130)	$(3,047)

Other long-term assets - deferred tax assets	$—	$—
Long-term deferred tax liabilities	(2,130)	(3,047)
Net deferred tax liability	$(2,130)	$(3,047)

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
Income taxes paid (refunded), net exceeding 5 percent of total income taxes paid in the following jurisdictions for 2025 were as follows:

Year ended December 31, 2025
States	$20
Canada	(171)
Spain	195
Total taxes paid	$44
As of December 31, 2025, the Company had federal and state NOL carryforwards of approximately $238,106 and $208,702, respectively. The federal and state NOL carryforwards, if not utilized, will begin to expire in 2037 and 2027, respectively, and $224,463 of the federal losses are indefinite. As of December 31, 2024, the Company had federal and state NOL carryforwards of approximately $183,800 and $136,400, respectively. Foreign NOL carryforwards were approximately $17,154 at December 31, 2025. The foreign NOLs, if not utilized, will begin to expire in 2041.
The Company determined the amount of its valuation allowance based on estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income by jurisdiction, and the impact of tax planning strategies. As of December 31, 2025, and 2024, the Company believes it is more-likely-than-not that it will not be able to realize its U.S. deferred tax assets and therefore has maintained a full valuation allowance against its U.S. deferred tax assets. The Company has also provided valuation allowances against certain foreign deferred tax assets.
Carryforwards of NOLs are subject to possible limitation should a change in ownership occur, as defined by Internal Revenue Code Section 382. An ownership change is generally defined as a greater than 50% increase in equity ownership by 5% stockholders in any three-year period. The Company experienced an aggregate ownership change which exceeded the 50% threshold in connection with the Company's initial public offering ("IPO"), and future changes in stock ownership may occur. To the extent that the Company earns net taxable income, the Company's ability to use NOLs to offset such taxable income may be subject to limitations. The annual limitation resulting from the IPO ownership change is not expected to result in the expiration of the NOL carry forwards before utilization.
In 2025 and 2024, the Company did not record any liabilities related to uncertain tax positions. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly change within 12 months of December 31, 2025. The Company recognizes interest and penalties relating to unrecognized tax benefits as part of its income tax expense. The Company’s major filing jurisdictions are the United States and Canada. Due to the Company’s NOL carryforwards, the Company’s income tax returns remain subject to examination by federal, foreign and most state taxing authorities for all tax years.
15. COMMITMENTS AND CONTINGENCIES
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

Hydrofarm Holdings Group, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. FAIR VALUE MEASUREMENTS
Recurring and Nonrecurring
As described in Note 4 – Restructuring and Asset Sales, during 2024, the Company sold approximately 20 acres of the 140 acres of excess owned land at its Goshen, New York location. The Company measured the held-for-sale land asset at estimated fair value based on the agreement, which was considered a Level 2 fair value measurement. The land had a carrying value of $470, which was consistent with the estimated sale price less costs to sell, and therefore no estimated gain or loss was recorded during 2024. The transaction closed in the fourth quarter of 2024, and the Company had no assets held for sale as of December 31, 2024 or 2025.
As described in Note 5 – Intangible Assets, during the fourth quarter of fiscal 2025, as a result of industry conditions, primarily attributable to an agricultural oversupply impacting our market and resulting in a decrease in indoor and outdoor cultivation, as well as continued declines in operating cash flows and profitability, the Company assessed long-lived assets for impairment and recorded an impairment charge of $232,179. Of the impairment charge, $228,395 was related to finite-lived intangible assets and $3,784 was related to property, plant, and equipment. The Company estimated fair value based on the income approach and market approach. Under the income approach, the Company estimated the fair value of the asset group on the present value of estimated future cash flows, which the Company considered to be a level 3 unobservable input in the fair value hierarchy.
Other Fair Value Measurements
The following table summarizes the fair value of the Company’s assets and liabilities which are provided for disclosure purposes:

		December 31, 2025		December 31, 2024
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	Level 1	$6,309	$6,309	$26,111	$26,111

Liabilities
Finance leases	Level 3	7,836	8,237	8,289	8,437
Term Loan	Level 2	114,394	93,803	119,303	95,442
Cash and cash equivalents included funds deposited in banks, and the fair values approximated carrying values due to their short-term maturities. The fair values of other current assets and liabilities including accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term maturities.
The estimated fair value of finance leases, which were considered Level 3 fair value measurements, were calculated as the present value of the required future cash outflows discounted at an estimated borrowing rate. The fair value of the Term Loan was estimated based on Level 2 fair value measurements and was based on bank quotes. The carrying amount of the Term Loan reported above excludes unamortized debt discount and deferred financing costs. Refer to Note 8 – Leases and Note 11 – Debt, for further details of the Company's finance leases and Term Loan, respectively.
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
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as it is not required.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     OTHER INFORMATION
(a) Not applicable.
(b) During the year ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
The following table sets forth the name, age, and position of each of our executive officers and directors as of March 27, 2026.

Name	Age	Position
William Toler	66	Chief Executive Officer, Principal Executive Officer, and Executive Chairman of the Board of Directors
Mark Parker	66	President
Kevin O'Brien	46	Chief Financial Officer
Erica Ackerman	51	Chief Accounting Officer and Corporate Controller
Patrick Chung	36	Director, Chairperson of Compensation Committee
Renah Persofsky	67	Director, Chairperson of Nominating and Corporate Governance Committee
Melisa Denis	62	Director, Chairperson of Audit Committee
Chris Yetter	41	Director
William Toler, Chief Executive Officer and Executive Chairman of the Board of Directors
Mr. Toler assumed the role of Chief Executive Officer in December 2025, after previously serving in the role from January 2019 until his appointment to the office of Executive Chairman of the Board in January 2025. Prior to joining Hydrofarm in 2019, Mr. Toler was the Chief Executive Officer of Hostess Brands, Inc. (Nasdaq: TWNK) ("Hostess"), a food and beverage company, from April 2014 to March 2018. Under his leadership, Hostess successfully re-established the iconic Hostess brand as a leader within the sweet baked goods category, returned the company to profitability and transitioned Hostess from a private to public company. Mr. Toler has over 35 years of executive leadership experience in supply chain management and consumer packaged goods, including previously having served as Chief Executive Officer of AdvancePierre Foods, from September 2008 to August 2013, and President of Pinnacle Foods. He has also held executive roles at Campbell Soup Company (NYSE: CPB), Nabisco, and Procter & Gamble (NYSE: PG). Mr. Toler served on the board of directors of Collier Creek Holdings from September 2018 to September 2020, Hostess Brands from May 2014 to March 2018, AdvancePierre Foods from 2008 to 2013 and Pinnacle Foods from 2007 to 2008. In addition, Mr. Toler has also served as a senior advisor at Oaktree Capital Management, an investment management firm, from September 2013 to April 2014. Mr. Toler holds a B.A. in Business Management and Economics from North Carolina State University.
Mark Parker, President
Mr. Parker has served as our President since January 2025. Mr. Parker served as the Company’s Executive Vice President of Sales and Business Development from February 2022 to January 2025. Mr. Parker has over 30 years of experience in sales and marketing, and leading complex integration projects in multiple industries, in particular with consumer packaging goods. From May 2019 until February 2022, Mr. Parker served as the Company’s Senior Vice President of Business Development. Prior to joining Hydrofarm, Mr. Parker was the founder and Chief Executive Officer of iQ Solutions, where he spent nine years assisting organizations in commercialization efforts focused on sales and marketing. Mr. Parker also previously served as Senior Vice President of Trade Marketing, U.S. Soup Division, for Campbell Soup Company (NYSE: CPB), where he introduced innovative initiatives as “Soup to Go” (convenience in a package) and iQ Shelf, an in-store approach to simplify consumer shopping experience and drive mutual share growth. Mr. Parker holds a Bachelor of Science in Economics from Wingate University.
Kevin O’Brien, Chief Financial Officer
Mr. O’Brien has served as our Chief Financial Officer since January 2025. Mr. O’Brien had served as the Company’s Chief Accounting Officer from March 2022 to January 2025. Prior to joining Hydrofarm, Mr. O’Brien served as the Chief Accounting Officer of CPI Card Group Inc. (Nasdaq: PMTS) from April 2018 to March 2022. Mr. O’Brien previously served as the Director of Corporate Accounting and SEC Reporting at the same company from March 2016 until April 2018. Mr. O’Brien has over 20 years of accounting experience, including serving as a Senior Audit Manager at Deloitte & Touche LLP.

Mr. O’Brien is a Colorado Certified Public Accountant and received a Bachelor of Science in Business with an emphasis in Accounting from University of Colorado and a Master of Science with an emphasis in Accounting from the same institution.
Erica Ackerman, Chief Accounting Officer and Corporate Controller
Ms. Ackerman has served as our Chief Accounting Officer since January 2025 and Corporate Controller since March 2023. Ms. Ackerman served as the Company's Assistant Controller from March 2021 to March 2023. Prior to joining Hydrofarm, Ms. Ackerman spent over 14 years at McKesson Corporation, including as Director of Global Corporate Reporting from June 2018 to July 2020 and as Senior Manager of Technical Accounting from January 2013 to June 2018. Ms. Ackerman is a California Certified Public Accountant and earned her Bachelor of Business Administration from the University of Washington Foster School of Business.
Patrick Chung, Director
Mr. Chung has served as our director since November 10, 2020. Mr. Chung has served as Vice President of Finance at Tricap Properties since October 2024. Previously, Mr. Chung served as the as Vice President of Investments at CentreCourt from October 2022 to October 2024. Previously, Mr. Chung served as Vice President of Finance at Serruya Private Equity Inc. from March 2018 to October 2022. In this role, Mr. Chung oversaw financial reporting and asset management for the fund, led the real estate investments team, and played a strategic role in the growth of investee companies. Previously, Mr. Chung was the Director of Finance for Inside Edge Properties Ltd. from March 2017 to March 2018. From January 2015 to March 2017, Mr. Chung served as the Assistant Manager of Finance Advisory for Deloitte. Prior to January 2015, Mr. Chung served as an Associate of Risk Assurance Services at PricewaterhouseCoopers Canada. In December 2015, Mr. Chung was designated as a Chartered Professional Accountant by the Chartered Professional Accountants of Ontario. Mr. Chung received his Bachelor of Accounting and Finance and Minor in Economics from the University of Waterloo in December 2011 and his Masters of Accounting from the University of Waterloo in August 2012. Mr. Chung was selected to serve on our board of directors because of his expertise in financial accounting and investment management.
Renah Persofsky, Director
Ms. Persofsky has served as our director since November 10, 2020. Ms. Persofsky has over 40 years of business experience. Ms. Persofsky served as the Chief Executive Officer of Strajectory Corp. from 2010 to October 2024 and served as an executive consultant of Canadian Imperial Bank of Commerce (NYSE: CM) from 2011 to 2021. Ms. Persofsky has served as the Chairwoman of Hub Cyber Security (Nasdaq: HUBC) since March 2025; as the Chairwoman of BookJane Inc. from October 2016 to December 2021; a director of Tilray Brands, Inc. (Nasdaq: TLRY) (f/k/a Aphria Inc.) since October 2017 and the Vice Chairwoman and Lead Director since October 2019; the Chairwoman of Green Gruff Inc. since July 2019; a director of Greenlane Holdings (Nasdaq: GNLN) from April 2022 to October 2025; and a director at Oceansix Future Paths Ltd. (TSXV: OSIX) (f/k/a K.B. Recycling Industries Ltd.) from April 2021 to January 2025. Ms. Persofsky has also previously served as an executive consultant to many iconic brands including Tim Hortons, Canadian Tire (OTCMKTS: CDNAF), Canada Post and Interac, and was an executive officer of the Bank of Montreal (NYSE: BMO). Ms. Persofsky previously co-chaired the Canadian Minister’s Advisory Committee on Electronic Commerce, as well as served as a special advisor to the Minister of Foreign Affairs and Trade. Ms. Persofsky received her degree from the Rotman School of Management at the University of Toronto. Ms. Persofsky was selected to serve on our board of directors because of her global business and e-commerce expertise, and her experience with the cannabis industry.
Melisa Denis, Director
Ms. Denis has served as our director since November 20, 2020. Ms. Denis is currently President of Miracle Pointe Development, a real estate development company. Ms. Denis has served as a director and Chair of the Audit Committee of Smartkem, Inc. (OTCMKTS: SMTK), an electronics and display technology organization, since November 2023. Ms. Denis previously served as a partner at KPMG from 1998 to October 2020, including as National Tax Leader for Consumer Goods and as the leader of the Consumer and Industrial Market for the Southwest. Ms. Denis has served as a member of the Board of Regents for the University of North Texas System since January 2020, where she was recently elected as the Vice Chair of the Board of Regents. Ms. Denis serves as Co-Chair for Women Corporate Directors in Dallas/Fort Worth. Ms. Denis is a Certified Public Accountant and received her degree in accounting and her Masters of accounting and tax from the University of North Texas. Ms. Denis was selected to serve on our board of directors because of her significant financial and tax experience, including experience with companies in the consumer goods industry.

Chris Yetter, Director
Mr. Yetter has served as our director since October 1, 2025. Mr. Yetter has served since 2018 as the Founder and Chief Investment Officer of Dumont Global, a private investment partnership and affiliate of Dumont Master Fund LP, a long standing stockholder of the Company. Mr. Yetter also serves as a director for Minneapolis Cider Co. (d.b.a. Trail Magic), a producer of cider and hemp-derived beverages, a position he has held since 2024. Mr. Yetter has extensive experience as a professional investor in public companies focused on health and wellness, including a large portfolio in the U.S. regulated cannabis industry. Mr. Yetter was selected to serve on our board of directors because of his expertise in investment management and industry experience.
Item 11.         EXECUTIVE COMPENSATION
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

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

3.1
Restated Certificate of Incorporation of Hydrofarm Holdings Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-39773), filed with the SEC on November 12, 2025).

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

Exhibit	Description

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

10.8
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

10.9+
Credit and Guaranty Agreement, dated as of October 25, 2021, by and among Hydrofarm Holdings Group, Inc., the other credit parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).

Exhibit	Description

10.10
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

10.11+
Unit Purchase and Contribution Agreement, dated as of April 26, 2021, by and among Hydrofarm Holdings Group, Inc., Field 16, LLC, F16 Holding LLC and the members of F16 Holding LLC (incorporated by reference to Exhibit 10.38 of the Company’s Registration Statement on Form S-1 (File No. 333-255510) filed with the SEC on April 26, 2021).

10.12**
Employment Agreement, dated November 12, 2025, by and between Hydrofarm Holdings Group, Inc. and William Toler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39773), filed with the SEC on November 12, 2025).

10.13**
Offer Letter, dated February 26, 2020, by and between Hydrofarm Holdings Group, Inc. and B. John Lindeman (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.14**
Amendment to Offer Letter dated April 14, 2025 by and between Hydrofarm Holdings Group, Inc. and B. John Lindeman (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No 001-39773), filed with the SEC on April 17, 2025).

10.15**	Offer Letter dated March 1, 2022 by and between Hydrofarm Holdings Group Inc. and Mark Parker (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the SEC on May 13, 2025).
10.16**
Hydrofarm Holdings Group, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.17**
Form of Hydrofarm Holdings Group, Inc. 2018 Equity Incentive Plan Stock Option Grant Notice (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.18**
Hydrofarm Holdings Group, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.19**
Form of Hydrofarm Holdings Group, Inc. 2019 Equity Incentive Plan Stock Option Grant Notice (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).

10.20**
Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).

10.21**
Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).

10.22**
Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).

10.23**
Form of Hydrofarm Holdings Group, Inc. 2020 Equity Incentive Plan Performance Stock Unit Grant Notice (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024).

10.24	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-250037), filed with the SEC on November 12, 2020).
10.25**	Hydrofarm Holdings Group - Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q filed with the SEC on August 12, 2025).
10.26+
Purchase Agreement, dated May 10, 2024, by and between Hydrofarm Holdings Group, Inc. and CM Fabrication, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024).

19.1*	Insider Trading Policy
21.1*	Subsidiaries of Hydrofarm Holdings Group Inc.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description

32.1*#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K (File No. 001-39773) filed with the SEC on February 29, 2024).
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Hydrofarm Holdings Group, Inc.

Date: March 27, 2026	/s/ William Toler
William Toler
Chief Executive Officer & Executive Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ William Toler	Chief Executive Officer & Executive Chairman of the Board of Directors (Principal Executive Officer)	March 27, 2026
William Toler

/s/ Kevin O'Brien	Chief Financial Officer	March 27, 2026
Kevin O'Brien	(Principal Financial Officer)

/s/ Erica Ackerman	Chief Accounting Officer	March 27, 2026
Erica Ackerman	(Principal Accounting Officer)

/s/ Patrick Chung	Director	March 27, 2026
Patrick Chung

/s/ Renah Persofsky	Director	March 27, 2026
Renah Persofsky

/s/ Richard Christopher Yetter	Director	March 27, 2026
Richard Christopher Yetter

/s/ Melisa Denis	Director	March 27, 2026
Melisa Denis