Form 10-Q
period 2026-03-31
HYDROFARM HOLDINGS GROUP, INC.
filed 2026-05-15
CIK 1695295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2026

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

As of May 11, 2026, the registrant had 4,764,612 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:

•	our ability to continue as a going concern;

•

our current level of indebtedness and our compliance with the terms of the forbearance agreement that we entered into with our lenders under our term loan on April 8, 2026 (the “Forbearance Agreement”);

•	the results of and expectations regarding our acquisitions, dispositions and strategic alliances, and our ability to effect strategic transactions in the future;

•

industry conditions, including oversupply and decreasing prices of our customers' products which, in turn, have materially adversely impacted our sales and other results of operations and which may continue to do so in the future;

•	potential tariffs or interruptions to global trade;

•	the potential for future charges associated with the impairment of our long-lived assets, inventory allowances and purchase commitment losses, and accounts receivable reserves;

•	our liquidity and our ability to resolve claims from unsecured creditors in the ordinary course of business;

•	our ability and intent to access bankruptcy courts, receivership or similar processes, or otherwise wind-up our business and liquidate;

•	our ability to meet the continued listing standards of The Nasdaq Capital Market ("Nasdaq");

•	the anticipated impact of our restructuring activities on our expenses and cash expenditures;

•	potential dilution that may result from equity financings while our stock prices are depressed;

•	the conditions impacting our customers, including related crop prices and other factors impacting growers;

•	the adverse effects of public health epidemics, including the COVID-19 pandemic, on our business, results of operations and financial condition;

•	interruptions in our supply chain;

•	federal and state legislation and regulations pertaining to agricultural products and the use and cultivation of cannabis in the United States and Canada;

•	public perceptions and acceptance of cannabis use;

•	fluctuations in the price of various crops and other factors affecting growers;

•	our long-term non-cancellable leases under which many of our facilities operate, and our ability to renew or terminate our leases;

•	our reliance on, and relationships with, a limited base of key suppliers for certain products;

•	our ability to keep pace with technological advances;

•	our ability to execute our e-commerce business;

•	the costs of being a public company;

•	our ability to successfully identify appropriate acquisition targets, successfully acquire identified targets or successfully integrate the business of acquired companies;

•	the success of our marketing activities;

•	the potential for a disruption or breach of our information technology systems or cyber-attack;

•	our dependence on third parties, or the performance of third parties on which we depend;

•	any change to our reputation or to the reputation of our products;

•	the fluctuation in the prices of the products we distribute;

•	competitive industry pressures;

•	the consolidation of businesses within our industry;

•	compliance with environmental, health and safety laws;

•	our ability to protect and defend against litigation, including claims related to intellectual property rights;

•	product shortages and relationships with key suppliers;

•	our ability to attract and retain key employees;

•	the volatility of the price of our common stock;

•	the marketability of our common stock; and

•

other risks and uncertainties, including those listed herein as well as under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2026 (the “2025 Annual Report”).

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hydrofarm Holdings Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$4,811	$6,309
Restricted cash	537	—
Accounts receivable, net	12,082	8,186
Inventories	28,806	33,324
Prepaid expenses and other current assets	2,885	3,622
Assets held for sale	1,415	—
Total current assets	50,536	51,441
Property, plant and equipment, net	27,649	30,334
Operating lease right-of-use assets	35,559	37,765
Intangible assets, net	2,801	2,801
Other assets	1,215	1,463
Total assets	$117,760	$123,804
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$14,526	$9,752
Accrued expenses and other current liabilities	12,196	7,688
Deferred revenue	1,755	2,742
Current portion of operating lease liabilities	7,576	7,543
Current portion of finance lease liabilities	451	455
Current portion of long-term debt	114,419	111,853
Total current liabilities	150,923	140,033
Long-term operating lease liabilities	30,645	32,800
Long-term finance lease liabilities	7,263	7,381
Long-term debt	44	50
Deferred tax liabilities	2,131	2,130
Other long-term liabilities	4,889	4,706
Total liabilities	195,895	187,100
Commitments and contingencies (Note 15)
Stockholders’ deficit
Common stock ($0.0001 par value; 300,000,000 shares authorized; 4,764,612 and 4,667,004 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively)	—	—
Additional paid-in capital	791,380	791,227
Accumulated other comprehensive loss	(7,653)	(7,272)
Accumulated deficit	(861,862)	(847,251)
Total stockholders’ deficit	(78,135)	(63,296)
Total liabilities and stockholders’ deficit	$117,760	$123,804

The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2026	2025
Net sales	$28,524	$40,534
Cost of goods sold	26,687	33,657
Gross profit	1,837	6,877
Operating expenses:
Selling, general and administrative	10,568	17,863
Loss from operations	(8,731)	(10,986)
Interest expense	(5,866)	(3,377)
Other (expense) income, net	(122)	60
Loss before tax	(14,719)	(14,303)
Income tax benefit (expense)	108	(82)
Net loss	$(14,611)	$(14,385)

Net loss per share:
Basic	$(3.07)	$(3.12)
Diluted	$(3.07)	$(3.12)
Weighted-average shares of common stock outstanding:
Basic	4,763,731	4,614,510
Diluted	4,763,731	4,614,510

The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2026	2025
Net loss	$(14,611)	$(14,385)
Other comprehensive loss:
Foreign currency translation (loss) gain	(381)	137
Total comprehensive loss	$(14,992)	$(14,248)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

(In thousands, except for share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, December 31, 2024	4,614,279	$—	$790,094	$(8,911)	$(557,461)	$223,722
Issuance of common stock for vesting of stock awards	2,267	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(821)	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	474	—	—	474
Net loss	—	—	—	—	(14,385)	(14,385)
Foreign currency translation gain	—	—	—	137	—	137
Balance, March 31, 2025	4,615,725	$—	$790,565	$(8,774)	$(571,846)	$209,945

Balance, December 31, 2025	4,667,004	$—	$791,227	$(7,272)	$(847,251)	$(63,296)
Issuance of common stock for vesting of stock awards	107,081	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(9,473)	—	(14)	—	—	(14)
Stock-based compensation expense	—	—	167	—	—	167
Net loss	—	—	—	—	(14,611)	(14,611)
Foreign currency translation loss	—	—	—	(381)	—	(381)
Balance, March 31, 2026	4,764,612	$—	$791,380	$(7,653)	$(861,862)	$(78,135)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2026	2025
Operating activities
Net loss	$(14,611)	$(14,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,031	7,309
Provision for credit losses	(33)	585
Provision for inventory obsolescence	323	312
Restructuring expenses	732	65
Stock-based compensation expense	167	474
Non-cash operating lease expense	1,973	1,941
Amortization of deferred financing costs	2,593	225
Other	203	30
Changes in assets and liabilities:
Accounts receivable	(3,921)	(6,768)
Inventories	3,327	413
Prepaid expenses and other current assets	731	(421)
Other assets	30	(37)
Accounts payable	4,810	3,831
Accrued expenses and other current liabilities	4,538	(3,221)
Deferred revenue	(985)	(304)
Lease liabilities	(1,885)	(1,812)
Other long-term liabilities	218	—
Net cash used in operating activities	(759)	(11,763)
Investing activities
Capital expenditures of property, plant and equipment	(19)	(244)
Other	—	(4)
Net cash used in investing activities	(19)	(248)
Financing activities
Borrowings under foreign revolving credit facilities	77	95
Repayments of foreign revolving credit facilities	(91)	(86)
Repayments of Term Loan	—	(307)
Payment of withholding tax related to stock awards	(14)	(3)
Finance lease principal payments	(120)	(112)
Net cash used in financing activities	(148)	(413)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(35)	41
Net decrease in cash, cash equivalents and restricted cash	(961)	(12,383)
Cash, cash equivalents and restricted cash at beginning of period	6,309	26,111
Cash, cash equivalents and restricted cash at end of period	$5,348	$13,728

Non-cash investing and financing activities
Right-of-use assets acquired (relinquished) under operating lease obligations, net	$—	$(81)
Capital expenditures included in accounts payable and accrued liabilities	33	28
Supplemental information
Cash paid for interest	140	5,212
Cash paid for income taxes	3	110

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

2. LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Management has evaluated whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that these financial statements are issued. The Company has incurred recurring operating losses, negative cash flows from operations, and has significant debt obligations due within the next twelve months due to an event of default on the Company's outstanding Term Loan. These conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern.

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

These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the SEC for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and, in the opinion of management, reflect all normal and recurring adjustments which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending  December 31, 2026, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of  December 31, 2025, has been derived from the audited consolidated financial statements of the Company, which is included in the 2025 Annual Report. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the 2025 Annual Report.

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

	Three months ended March 31,
	2026	2025
United States	$21,042	$32,277
Canada	8,097	9,022
Eliminations	(615)	(765)
Total consolidated net sales	$28,524	$40,534

	March 31,	December 31,
	2026	2025
United States	$34,378	$38,071
Canada	28,830	30,028
Total property, plant and equipment, net and operating lease right-of-use assets	$63,208	$68,099

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

The amount billed to customers for shipping and handling costs included in net sales was $926 and $1,403 during the three months ended March 31, 2026 and 2025, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits reported within deferred revenue on the consolidated balance sheets, totaled $1,755 and $2,742 as of  March 31, 2026, and  December 31, 2025, respectively. During the three months ended March 31, 2026, the Company recorded customer deposits of $518, recognized $1,617 of deferred revenue, and noted $112 of additional increases primarily due to customer overpayments and foreign exchange rate fluctuations. There are no significant financing components and the majority of revenue is recognized within one year. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting companies to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted and is effective on a prospective basis. The Company elected to apply this practical expedient upon adoption of ASU No. 2025-05, which had no impact on the condensed consolidated financial statements for the period ended March 31, 2026.

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

In the first quarter of 2025, the Company completed the 2023 Restructuring Plan and incurred approximately $362 of restructuring charges, which were primarily cash charges and recorded within cost of goods sold on the consolidated statement of operations during the year ended December 31, 2025. The remaining accrual balance of $103 as of December 31, 2024 was settled during the three months ended March 31, 2025, and there is no remaining accrual balance. Total costs incurred relating to the 2023 Restructuring Plan were (i) $9,737 of non-cash charges relating primarily to inventory markdowns, and (ii) $2,034 of cash charges relating primarily to the consolidation of U.S. manufacturing facilities.

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

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

The Company incurred the following estimated restructuring costs for the 2025 Restructuring Plan during the three months ended March 31, 2026:

Three months ended
March 31, 2026
Cost of goods sold	$1,689
Selling, general and administrative	808
Total 2025 Restructuring Plan charges	$2,497

Cash	$1,688
Non-cash	809
Total 2025 Restructuring Plan charges	$2,497

Non-cash charges for three months ended March 31, 2026 were primarily associated with inventory write-downs, which were primarily recorded in cost of goods sold on the condensed consolidated statements of operations. Cash charges were primarily comprised of costs incurred to relocate and terminate certain facilities.

Total costs relating to the 2025 Restructuring Plan incurred since its inception through  March 31, 2026 were (i) $5,195 of non-cash charges comprised primarily of inventory markdowns, and (ii) $2,539 of cash charges comprised primarily of costs incurred to relocate and terminate certain facilities.

The following tables present the activity in accrued expenses and other current liabilities for restructuring costs related to the 2025 Restructuring Plan for the three months ended  March 31, 2026:

Three months ended
March 31, 2026
Restructuring Accruals as of December 31, 2025	$202
Expense	1,688
Cash Payments	(1,141)
Restructuring Accruals as of March 31, 2026	$749

The Company anticipates the 2025 Restructuring Plan and related actions may result in additional restructuring charges of up to $4 million. The amounts the Company will ultimately expend could differ from these estimates.

Asset Sales

Subsequent Event:

During May 2026, subsequent to the end of the fiscal quarter ended March 31, 2026, the Company sold approximately 38 acres of the 120 acres of excess owned land at the Goshen, New York location.  The sale price less costs to sell was less than the carrying value of the property, and the Company recorded a $77 loss in SG&A during the three months ended  March 31, 2026. The carrying value of the property was reclassified from property, plant and equipment, net to assets held for sale as of  March 31, 2026, in the amount of $1,415, consistent with the sale price less costs to sell.

5. INTANGIBLE ASSETS, NET

Finite lived intangible assets are tested for impairment at least annually, while all intangibles are tested for impairment when events or changes in circumstances indicate that, more-likely-than-not, the carrying amount may not be recoverable. During the fourth quarter of fiscal 2025, as a result of industry conditions, primarily attributable to an agricultural oversupply impacting our market and resulting in a decrease in indoor and outdoor cultivation, as well as continued declines in operating cash flows and profitability, the Company assessed long-lived assets for impairment and recorded an impairment charge of $232,179. Of the impairment charge, $228,395 was related to finite-lived intangible assets and $3,784 was related to property, plant, and equipment. The loss was recorded in impairments in the consolidated statement of operations for the year ended December 31, 2025. The Company estimated fair value based on the income approach and market approach. Under the income approach, the Company estimated the fair value of the asset group on the present value of estimated future cash flows, which the Company considered to be a level 3 unobservable input in the fair value hierarchy. Amortization expense related to intangible assets was $5,933 for the three months ended March 31, 2025.

The carrying value of intangible assets, net, consisting of an indefinite-lived tradename was $2,801 as of  March 31, 2026 and December 31, 2025.

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

The following table presents basic and diluted loss per common share for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Net loss	$(14,611)	$(14,385)
Weighted-average shares of common stock outstanding	4,763,731	4,614,510
Dilutive effect of share based compensation awards using the treasury stock method	—	—
Diluted weighted-average shares of common stock outstanding	4,763,731	4,614,510
Basic loss per common share	$(3.07)	$(3.12)
Diluted loss per common share	$(3.07)	$(3.12)

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

The computation of the weighted-average shares of common stock outstanding for diluted loss per common share excludes the following potential shares of common stock as their inclusion would have an anti-dilutive effect on diluted loss per common share:

	Three months ended March 31,
	2026	2025
Shares subject to unvested or deferred performance and restricted stock units	228,779	377,812
Shares subject to stock options outstanding	26,956	35,975

7. ACCOUNTS RECEIVABLE, NET, AND INVENTORIES

Accounts receivable, net comprised the following:

	March 31,	December 31,
	2026	2025
Trade accounts receivable	$11,676	$7,706
Allowance for credit losses	(277)	(362)
Other receivables	683	842
Total accounts receivable, net	$12,082	$8,186

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. To estimate the allowance for credit losses the Company applied the loss-rate method using relevant available information including historical write-off activity and current conditions. The allowance for credit losses is measured on a pooled basis when similar risk characteristics exist. When assessing whether to measure certain financial assets on a pooled basis, the Company considered various risk characteristics, including industry and risk characteristics of the customer. When a specific customer exhibits unique risk characteristics, such as significant deterioration in financial condition or other indicators that it no longer shares similar risk characteristics with the collective pool, that receivable is evaluated individually. Expected credit losses for individually evaluated receivables are measured based on expected cash recoveries, and any resulting specific reserves are included in the allowance for credit losses. Write-offs of accounts receivable are recorded to the allowance for credit losses. Any subsequent recoveries of previously written off balances are recorded as a reduction to credit loss expense.

The change in the allowance for credit losses consisted of the following:

	Three months ended March 31,
	2026	2025
Beginning balance	$(362)	$(706)
Changes in estimates	33	(585)
Write-offs	58	712
Collections/Other	(6)	(42)
Ending balance	$(277)	$(621)

Inventories comprised the following:

	March 31,	December 31,
	2026	2025
Finished goods	$20,339	$25,314
Work-in-process	773	872
Raw materials	10,659	10,790
Allowance for inventory obsolescence	(2,965)	(3,652)
Total inventories	$28,806	$33,324

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

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

8. LEASES

The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2038. Also, the Company leases some property, plant and equipment under finance leases. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 20 years. However, these options are generally not reflected in the calculation of the ROU assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company incurred operating lease costs of $2,244 and $2,384 during the three months ended March 31, 2026 and 2025, respectively. These costs are included primarily within SG&A in the condensed consolidated statements of operations.

The Company has operating subleases and logistics agreements which have been accounted for by reference to the underlying asset subject to the lease, primarily as an offset to rent expense, primarily within SG&A. For the three months ended March 31, 2026 and 2025, the Company recorded sublease and logistics income of $1,347 and $1,188, respectively.

Total ROU assets, finance lease assets, and lease liabilities were as follows:

		March 31,	December 31,
	Balance Sheet Classification	2026	2025
Lease assets
Operating lease assets	Operating lease right-of-use assets	$35,559	$37,765
Finance lease assets	Property, plant and equipment, net	6,399	6,575
Total lease assets		$41,958	$44,340

Lease liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$7,576	$7,543
Finance leases	Current portion of finance lease liabilities	451	455
Noncurrent:
Operating leases	Long-term operating lease liabilities	30,645	32,800
Finance leases	Long-term finance lease liabilities	7,263	7,381
Total lease liabilities		$45,935	$48,179

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with remaining terms greater than one year as of  March 31, 2026 are as follows:

	Operating	Finance
For the period of April 1, 2026 to December 31, 2026	$6,748	$628
Year ending December 31,
2027	9,220	851
2028	8,686	805
2029	5,823	822
2030	4,702	838
2031	4,064	855
Thereafter	3,695	5,524
Total lease payments	42,938	10,323
Less portion representing interest	(4,717)	(2,609)
Total principal	38,221	7,714
Less current portion	(7,576)	(451)
Long-term portion	$30,645	$7,263

9. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprised the following:

	March 31,	December 31,
	2026	2025
Machinery and equipment	$23,489	$23,577
Peat bogs and related development	12,650	12,828
Building and improvements	7,518	8,917
Land	3,671	4,093
Furniture and fixtures	3,721	3,721
Computer equipment	3,036	3,044
Leasehold improvements	498	530
Gross property, plant and equipment	54,583	56,710
Less: accumulated depreciation	(26,934)	(26,376)
Total property, plant and equipment, net	$27,649	$30,334

Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,031 and $1,376 for the three months ended March 31, 2026 and 2025, respectively. As noted in Note 5 – Intangible Assets, Net, the Company recorded impairment charges of $3,784 for property, plant, and equipment during the fourth quarter of fiscal 2025. The impairment charges were primarily related to Leasehold improvements, Land, and Building and improvements.

As of  March 31, 2026, Land, Building and improvements and Computer equipment, contain finance leases assets, recorded at cost of $9,629, less accumulated depreciation of $3,230. As of  December 31, 2025, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $9,817, less accumulated depreciation of $3,242.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

The Company operates peat bogs in Alberta, Canada. Under current provincial laws the Company is subject to certain AROs and the remediation of the peat bog sites are under provincial oversight. The Company periodically evaluates expected remediation costs associated with the peat bog sites that it operates. When the Company concludes that it is probable that a liability has been incurred, a provision is made for management's estimate of the liability. As of  March 31, 2026, and  December 31, 2025, the Company had AROs of $148 and $170, respectively, recorded in Accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of  March 31, 2026, and  December 31, 2025, the Company had AROs of $4,635 and $4,668, respectively, recorded in other long-term liabilities on the condensed consolidated balance sheets.

The following table presents changes in AROs for the following periods:

	Three months ended March 31,
	2026	2025
Balance, beginning of the period	$4,838	$4,516
Liabilities incurred in the period	—	—
Liabilities settled in the period	(20)	(10)
Accretion expense	43	37
Other	(78)	6
Balance, end of the period	$4,783	$4,549

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities comprised the following:

	March 31,	December 31,
	2026	2025
Accrued compensation and benefits	$2,101	$2,096
Interest accrual	4,960	1,902
Freight, custom and duty accrual	864	727
Goods in transit accrual	563	361
Income tax accrual	115	66
Asset retirement obligations	148	170
Other accrued liabilities	3,445	2,366
Total accrued expenses and other current liabilities	$12,196	$7,688

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

11. DEBT

Debt is comprised of the following:

	March 31,	December 31,
	2026	2025
Term Loan - Principal	$114,394	$114,394
Term Loan - unamortized discount and deferred financing costs	—	(2,576)
Term Loan - net of unamortized discount and deferred financing costs	114,394	111,818
Other	69	85
Total debt	$114,463	$111,903

Current portion of long-term debt - net of unamortized discount and deferred financing costs of zero and $2,576 as of March 31, 2026, and December 31, 2025, respectively	$114,419	$111,853
Long-term debt	44	50
Total debt	$114,463	$111,903

Term Loan

On October 25, 2021, the Company and certain of its direct and indirect subsidiaries (the “Obligors”) entered into a Credit and Guaranty Agreement with JPMorgan Chase Bank, N.A., as administrative agent for the lenders (the “Lenders”), pursuant to which the Company borrowed a $125,000 senior secured term loan (the “Term Loan”). The Term Loan was amended by Amendment No. 1 to the Credit and Guaranty Agreement (“Amendment No. 1”) effective on June 27, 2023, to replace the London Interbank Offered Rate ("LIBOR") referenced rates with Secured Overnight Financing Rate ("SOFR") referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor), plus 5.50%. The ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. On February 10, 2026, JPMorgan issued a notice to the Company and Lenders of its resignation as Administrative Agent and Collateral Agent under the Credit and Guaranty Agreement. Such resignation became effective on March 12, 2026, when FEAC Agent, LLC (“FEAC”) was appointed as the successor agent for the Lenders in accordance with Section 9 of the Credit and Guaranty Agreement. On April 8, 2026, the Company, the Lenders and the Agents entered into Amendment No. 2 to the Credit and Guaranty Agreement (“Amendment No. 2”). Amendment No. 2 amends the Credit Agreement to, among other things, (i) replace JPMorgan with FEAC as the Agents; and (ii) require each Credit Party to covenant and agree to (A) regularly provide certain liquidity reports and cash flow forecasts, (B) regularly provide certain aging reports and inventory reports, and (C) maintain a minimum liquidity of $1 million.

The Term Loan matures on October 25, 2028 ("Maturity Date") and is not subject to a call premium. Deferred financing costs are being amortized to interest expense over the term of the loan. For the three months ended  March 31, 2026, the effective interest rate was 20.28% and interest expense was $5,719, which includes amortization of deferred financing costs and discount of $2,576 triggered by the Specified Event of Default, as defined below.

The principal amount of the Term Loan is required to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan, reduced pro-rata by any additional payments made, on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date. The Company is also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) certain asset sales that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. In accordance with this provision, the Company made prepayments of $4.6 million during of 2025 for an asset sale completed in 2024. The prepayments reduced our required quarterly installment amounts to zero for the remaining term.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

The Term Loan is secured by a first lien on the non-working capital assets of the Company and a second lien on the working capital assets of the Company.

The Company and its Board of Directors are exploring strategic alternatives to strengthen the Company’s liquidity and capital structure. In connection with such process, the Company and its financial advisors have engaged in ongoing discussions with the Lenders. While these discussions have continued, on February 4, 2026, the Company elected to defer making the interest payment of approximately $2.8 million on the Term Loan. As a result of the Company’s failure to pay the interest within the grace period, an event of default occurred with respect to the Term Loan. On February 11, 2026, the Lenders, through the administrative agent, notified the Company of such event of default (the “Specified Event of Default”) and informed the Company that the Administrative Agent or the Collateral Agent may exercise any rights and remedies provided under the Credit and Guaranty Agreement and related financing documents, but it did not seek to enforce such remedies as of such time. As a result of the Specified Event of Default, the Term Loan was reclassified to current portion of long-term debt from long-term debt and interest began accruing at a rate that is 2% per annum in excess of the interest rate otherwise payable.

On April 8, 2026 (the “Forbearance Effective Date”), the Company entered into that certain Forbearance Agreement (the “Forbearance Agreement”) with the other Obligors, the Lenders, and FEAC, in connection with the Term Loan. Pursuant to the Forbearance Agreement, from the Forbearance Effective Date to the earliest to occur of (the occurrence of clause (i) or (ii), a “Forbearance Termination Event”): (i) April 30, 2026 (the “Forbearance Outside Date”) provided that the Forbearance Outside Date may be extended from time to time in fifteen (15) day increments (or longer) upon written confirmation by the Administrative Agent (including by email); and (ii) the delivery of notice from the Administrative Agent to the Company terminating the Forbearance Period (as defined below), which notice may be delivered at any time upon or after (A) the occurrence of any Event of Default (as defined in the Credit Agreement) (other than the Specified Event of Default, under the Credit Agreement or any other Credit Document (as defined in the Credit Agreement)) and (B) the failure of (x) the Company or any other Obligor to comply with any of the Forbearance Period Requirements set forth in Section 7 of the Forbearance Agreement; (y) any representation or warranty made by the Company or any other Obligor under or in connection with the forbearance to be true and complete as of the date when made or any other breach of any of such representation or warranty; or (z) the repudiation and/or assertion of any defense by any Obligor with respect to the forbearance or any other Credit Document or the pursuit of any claim by any Obligor against the Agents or any Lender (collectively, the “Forbearance Period”), solely with respect to the Specified Event of Default, neither the Administrative Agent nor any Lender shall, upon the terms and conditions expressly specified therein, take any action, commence any proceedings against any Obligor or any other person with respect to the enforcement of any of its or their rights or remedies under the Credit Documents or applicable law, other than as expressly described in the Forbearance Agreement.  As of the date of the Quarterly Report on Form 10-Q, which includes these consolidated financial statements, the Forbearance Period is continuing.

The Forbearance Agreement contains customary representations, warranties, conditions, covenants and releases by the parties thereto for an agreement and transaction of this nature. Additionally, the Forbearance Agreement contains certain specified requirements for the Company and its subsidiaries during the Forbearance Period, including but not limited to: (i) presenting to the Lenders at least two bids from asset valuation providers and a cash flow projection approved by the designated financial advisor on behalf of the Company and its subsidiaries (the “Financial Advisor”); (ii) providing the Administrative Agent regular evidence during the Forbearance Period of, as of any date of determination, the average daily cash balance of the Company of at least $1 million; (iii) attending regularly scheduled calls with the Lenders to discuss financial affairs, business operations and other topics that the Lenders may deem appropriate; (iv) presenting an initial budget for the Company to be approved by the Financial Advisor (the “Initial Approved Budget”) and subsequently providing the Lenders, prior to each call, a proposed budget of the Company and variance report to the prior Approved Budget that has been presented to the Financial Advisor (each such proposed budget, a “Proposed Budget”) which Lenders shall approve in their reasonable judgement (in which case it (or in the event the Lenders do not approve any Proposed Budget, the Initial Approved Budget), shall be the “Approved Budget”) or reject the Proposed Budget (in which case the previously Approved Budget shall remain in effect); (v) delivering to the Lenders a term sheet which sets forth the total consideration and expected closing timeline for a sale of certain assets of the Company to be agreed by the Lenders; (vi) refraining from making any investments or restricted payments other than rent due under certain finance leases; and (vii) paying all fees and expenses incurred by the Administrative Agent and Lenders after the occurrence with the Forbearance Effective Date including fees of third party professionals for work performed in connection with the forbearance, the Credit Agreement and transactions contemplated thereby.  In connection with the Forbearance Agreement, on April 8, 2026, the Company, the Lenders and the Agents also entered into that certain Amendment No. 2 to Credit and Guaranty Agreement, which is described above.

Revolving Credit Facility

On March 29, 2021, the Obligors entered into a Senior Secured Revolving Credit Facility (the "Revolving Credit Facility") with JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender, the other loan parties from time to time party thereto and the lenders from time to time party thereto for a revolving line of credit up to $50,000. The Revolving Credit Facility was due to expire on June 30, 2027, or any earlier date on which the revolving commitments are reduced to zero.

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

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

The unamortized debt discount and deferred financing costs were $209 as of  December 31, 2025, and are included in other assets in the condensed consolidated balance sheets. Debt discount and deferred financing costs were being amortized to interest expense over the term of the Revolving Credit Facility.

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

The Company was required to maintain certain reporting requirements, affirmative covenants and negative covenants, pursuant to terms outlined in the agreement. Additionally, if the Company’s Excess Availability was less than an amount equal to 20% of the Aggregate Revolving Commitment, the Company was required to maintain a minimum fixed charge coverage ratio of 1.1x on a rolling twelve-month basis until the Excess Availability was more than 20% of the Aggregate Revolving Commitment for thirty consecutive days (each of the defined terms above, as defined in the Revolving Credit Facility documents). In order to consummate permitted acquisitions or to make restricted payments, the Company was required to comply with a higher fixed charge coverage ratio of 1.15x.

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

As of  December 31, 2025, the Company had zero borrowed under the facility.

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

Other Debt

Other debt of $69 and $85 as of  March 31, 2026, and  December 31, 2025, respectively, was primarily comprised of a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage.

Loss on debt extinguishment

The loss on debt extinguishment of $191 for the three months ended March 31, 2026, resulting primarily from the write-off of the Revolving Credit Facility's unamortized debt discount and deferred financing costs at the time of the Termination Agreement, are presented in other (expense) income, net on the condensed consolidated statement of operations.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

Aggregate future principal payments

As of  March 31, 2026, the aggregate future principal payments under long-term debt are as follows:

Debt
For the period of April 1, 2026 to December 31, 2026	$114,414
Year ending December 31,
2027	21
2028	21
2029	7
Total	$114,463

12. STOCKHOLDERS’ EQUITY

Common stock

Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the board of directors. As of  March 31, 2026, there were 4,764,612 shares outstanding and 300,000,000 shares authorized.

13. STOCK-BASED COMPENSATION

Stock-based compensation plan overview

The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), nonqualified stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of  March 31, 2026, a total of 310,883 shares were available for grant under the 2020 Plan.

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

•

The Plan Administrator may grant options designated as ISOs or nonqualified stock options. Options shall be granted with an exercise price per share not less than 100% of the fair market value of the common stock on the grant date, subject to certain limitations and exceptions as described in the plan agreements. Generally, the maximum term of an option shall be 10 years from the grant date. The Plan Administrator shall establish and set forth in each instrument that evidences an option the time at which, or the installments in which, the option shall vest and become exercisable.

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

The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements for the three months ended March 31, 2026 and 2025, were not material to the financial statements.

Restricted Stock Unit Activity

RSUs granted to certain executives, employees and members of the board of directors expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into shares of the Company's common stock. The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the three months ended March 31, 2026, the Company did not grant any RSU awards.

The following table summarizes the activity related to the Company's RSUs for the three months ended March 31, 2026. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the three months ended March 31, 2026:

		Weighted
		average
	Number of	grant date
	RSUs	fair value
Balance, December 31, 2025	179,151	$4.78
Granted	—	$—
Vested	(27,832)	$5.80
Forfeited	—	$—
Balance, March 31, 2026	151,319	$4.59

As of  March 31, 2026, total unamortized stock-based compensation cost related to unvested RSUs was $277 and the weighted-average period over which the compensation is expected to be recognized is less than one year. For the three months ended March 31, 2026, the Company recognized $167 of total stock-based compensation expense for RSUs. As of  March 31, 2026, there were 77,460 RSUs which had vested, but were not yet issued due to the recipients' elections. For the three months ended March 31, 2026, the Company settled 79,249 previously deferred RSUs.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

Performance Stock Unit Activity

During the three months ended March 31, 2026, the Company did not grant, vest, or transact in any PSUs. PSUs were granted in 2024, which vested in the second quarter of 2025, less forfeitures due to employee terminations and performance conditions that were not satisfied. There were no PSUs outstanding as of  March 31, 2026 or  December 31, 2025.

Stock Options

There were no stock options granted or exercised during the three months ended March 31, 2026. The following table summarizes the stock option activity for the three months ended March 31, 2026:

				Weighted
		Weighted	Weighted	average
		average	average	remaining
		exercise	grant date	contractual
	Number	price	fair value	term (years)
Outstanding and exercisable as of December 31, 2025	28,074	$97.54	$24.50	3.50
Cancelled	(1,118)	$101.41	$48.80
Outstanding and exercisable as of March 31, 2026	26,956	$97.38	$23.49	3.32

As of each  March 31, 2026 and  December 31, 2025, there were no unvested stock awards, and no compensation cost related to options not yet recognized. To the extent there are unvested stock option awards, the vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and stock options may be exercised up to 10 years from the date of issuance.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

14. INCOME TAXES

The Company recorded an income tax benefit of $108 for the three months ended March 31, 2026, representing an effective tax rate of 0.7%. The Company’s effective tax rate for the three months ended March 31, 2026, differs from the federal statutory rate of 21% primarily due to U.S. and foreign jurisdictions in full valuation allowance. The income tax benefit for the three months ended March 31, 2026, was primarily due to foreign taxes in certain jurisdictions [and known return to provision items in Canada], partially offset by certain U.S. state taxes.

The Company recorded income tax expense of $82 three months ended March 31, 2025, respectively, representing an effective tax rate of (0.6)%. The Company’s effective tax rate for the three months ended March 31, 2025, differs from the federal statutory rate of 21% primarily due to U.S. and foreign jurisdictions in full valuation allowance. The income tax expense for the three months ended March 31, 2025, was primarily due to foreign taxes in certain jurisdictions and U.S. state taxes.

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

In April 2020, Aurora Innovations LLC (“Aurora Innovations”), obtained a loan in the principal aggregate amount of approximately $782 pursuant to the Paycheck Protection Program under the CARES Act, which was forgiven in full, by the Small Business Administration (the "SBA"), in June 2021. In July 2021, the Company acquired Aurora Innovations pursuant to the terms of that certain Securities Purchase Agreement, dated as of June 17, 2021, by and among the Company, Gotham Properties LLC, Aurora Innovations Inc., Aurora International, Inc., and certain equity holders party thereto. In April 2020, Innovative Growers Equipment, Inc., Innovative AG Installation, Inc., and Innovative Racking Systems, Inc (collectively, the “IGE Entities”), obtained loans in the principal aggregate amount of approximately $444 pursuant to the Paycheck Protection Program under the CARES Act, which were forgiven in full, by the SBA, in May 2021. In November 2021, the Company acquired the IGE Entities pursuant to the terms of that certain Stock Purchase and Contribution Agreement, dated as of October 25, 2021, by and among the Company, Christopher Mayer, and Bruce Zierk. The Company received Civil Investigation Demands dated July 15, 2025, pursuant to the False Claims Act, 31 U.S.C 3729-3733, regarding an investigation to determine whether the original entities were eligible for the aforementioned PPP Loans if their products were in fact used to support the use, growth, enhancement or development of cannabis. At this stage, the Civil Investigation Demands are only requests for information which the Company has provided. The False Claims Act allows for the DOJ to recoup any PPP loans as well as potential treble damages for any violation. At this time, the Company cannot assess the likely outcome of the investigations. The Company is continuing to cooperate with the inquiries, and at this time, there has been no formal demand for return of the PPP Loan proceeds, and no formal claim or lawsuit has been initiated against the Company.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

16. FAIR VALUE MEASUREMENTS

Recurring and Nonrecurring

As described in Note 4 – Restructuring and Asset Sales, during May 2026, subsequent to the end of the fiscal quarter ended March 31, 2026, the Company sold approximately 38 acres of the 120 acres of excess owned land at the Goshen, New York location.  The sale price less costs to sell was less than the carrying value of the property, and the Company recorded a $77 loss in SG&A during the three months ended  March 31, 2026. The carrying value of the property was reclassified from property, plant and equipment, net to assets held for sale as of  March 31, 2026, in the amount of $1,415, consistent with the sale price less costs to sell., which was considered a Level 2 fair value measurement.

As described in Note 5 – Intangible Assets, Net, during the fourth quarter of fiscal 2025, as a result of industry conditions, primarily attributable to an agricultural oversupply impacting our market and resulting in a decrease in indoor and outdoor cultivation, as well as continued declines in operating cash flows and profitability, the Company assessed long-lived assets for impairment and recorded an impairment charge of $232,179. Of the impairment charge, $228,395 was related to finite-lived intangible assets and $3,784 was related to property, plant, and equipment. The Company estimated fair value based on the income approach and market approach. Under the income approach, the Company estimated the fair value of the asset group on the present value of estimated future cash flows, which the Company considered to be a level 3 unobservable input in the fair value hierarchy.

The Company did not have any other assets or liabilities that were remeasured to fair value on a recurring or nonrecurring basis during the periods presented.

Other Fair Value Measurements

The following table summarizes the fair value of the Company’s assets and liabilities as of  March 31, 2026 and  December 31, 2025, which are provided for disclosure purposes:

		March 31, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy Level	Amount	Fair Value	Amount	Fair Value
Assets
Cash, cash equivalents and restricted cash	Level 1	$5,348	$5,348	$6,309	$6,309

Liabilities
Finance leases	Level 3	$7,714	$5,899	$7,836	$8,237
Term Loan	Level 2	$114,394	nm	$114,394	$93,803

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

The carrying amount of the Term Loan reported above excludes unamortized debt discount and deferred financing costs. The fair value of the Term Loan as of December 31, 2025 was estimated based on Level 2 fair value measurements and was based on bank quotes. As of March 31, 2026, due to the Specified Event of Default, the Term Loan does not have readily available quoted market prices that the Company believes are indicative of fair value. Accordingly, the Company has not estimated the fair value of its Term Loan as of March 31, 2026, as such estimates would not be meaningful or practicable.

Refer to Note 8 – Leases and Note 11 – Debt, for further details of the Company's finance leases and Term Loan, respectively.

The Company did not have any transfers between Levels within the fair value hierarchy during the periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited and unaudited consolidated financial statements and the notes contained elsewhere in this Quarterly Report on Form 10-Q and our 2025 Annual Report. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. Actual events or results may differ materially from forward-looking statements. In evaluating such statements, you should carefully consider the various factors identified in this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in Item 1A. “Risk Factors” in our 2025 Annual Report. See “Special Note Regarding Forward-Looking Statements.”

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

We have incurred recurring operating losses, negative cash flows from operations, and have significant debt obligations due within the next twelve months due to an event of default on the Company's outstanding Term Loan. These conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern.

The Company and its Board of Directors are exploring strategic alternatives to strengthen the Company’s liquidity and capital structure. In connection with such process, the Company and its financial advisors have engaged in ongoing discussions with lenders (the “Lenders”) under the Company’s Credit and Guaranty Agreement (as amended, the “Credit and Guaranty Agreement”) with FEAC Agent, LLC (as successor to JPMorgan Chase Bank, N.A.), as administrative agent for the Lenders (“FEAC”), and certain of the Company’s direct and indirect subsidiaries (the “Obligors”), pursuant to which the Company borrowed a $125.0 million senior secured term loan (the “Term Loan”). While these discussions have continued, on February 4, 2026, the Company elected to defer making the interest payment of approximately $2.8 million on the Term Loan. As a result of the Company’s failure to pay the interest within the grace period, an event of default occurred with respect to the Term Loan. On February 11, 2026, the Lenders, through the administrative agent, notified the Company of such event of the Specified Event of Default and informed the Company that the Administrative Agent or the Collateral Agent may exercise any rights and remedies provided under the Credit and Guaranty Agreement and related financing documents, but it did not seek to enforce such remedies as of such time. As a result of the Specified Event of Default, the Term Loan was reclassified to current portion of long-term debt from long-term debt and interest began accruing at a rate that is 2% per annum in excess of the interest rate otherwise payable.

On April 8, 2026 (the “Forbearance Effective Date”), the Company entered into the Forbearance Agreement with the other Obligors, the Lenders, and FEAC, in connection with the Term Loan. Pursuant to the Forbearance Agreement, during the Forbearance Period (as defined in Note 11 – Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), solely with respect to the Specified Event of Default, neither the Administrative Agent nor any Lender shall, upon the terms and conditions expressly specified therein, take any action, commence any proceedings against any Obligor or any other person with respect to the enforcement of any of its or their rights or remedies under the Credit Documents or applicable law, other than as expressly described in the Forbearance Agreement. [As of the date of the Quarterly Report on Form 10-Q, the Forbearance Period is continuing.]

For additional information, see Note 2 – Liquidity and Going Concern to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q  and “ - Liquidity and Capital Resources - Availability and Use of Cash.”

Market Conditions and Restructuring Plans

We have experienced adverse financial results which we believe are primarily a result of an agricultural oversupply impacting our market and resulting in a decrease in indoor and outdoor cultivation. The extent to which these market conditions will continue to negatively impact our business and results of operations is uncertain and difficult to predict at this time. We believe COVID-19 may have provided a positive demand impact for the Company in 2020 and 2021 from shelter-in-place orders in the United States, a possible negative supply chain impact from workforce disruption at international and domestic suppliers, and a possible negative growth rate impact in the periods since, due to agricultural oversupply initiated during the height of COVID-related shelter-in-place orders in 2020 and 2021. In addition, we believe demand for our products has been negatively impacted by the extended period to enact reform of U.S. federal regulations, including cannabis rescheduling, which have been slow to develop and possibly leading cannabis operators to reduce investments in our products, particularly durable goods. In addition, we believe our financial results have been negatively impacted by hydroponic retail store closings and, in some cases, associated accounts receivable allowances.

During the fourth quarter of fiscal 2025, as a result of industry conditions, primarily attributable to an agricultural oversupply impacting our market and resulting in a decrease in indoor and outdoor cultivation, as well as continued declines in operating cash flows and profitability, we assessed our long-lived assets for impairment and recorded an impairment charge of $232.2 million. Of such impairment charge, $228.4 million was related to finite-lived intangible assets and $3.8 million was related to property, plant, and equipment. The loss was recorded in Impairments in the consolidated statement of operations for the year ended December 31, 2025. We estimated fair value based on the income approach and market approach. Under the income approach, we estimated the fair value of the asset group on the present value of estimated future cash flows, which we considered to be a level 3 unobservable input in the fair value hierarchy.

During the second quarter of 2025, we initiated the 2025 Restructuring Plan to reduce our product portfolio and operational footprint to decrease costs and improve efficiency. The 2025 Restructuring Plan actions entail (i) eliminating a significant portion of our product portfolio, primarily underperforming distributed brands, to improve supply chain and operational focus, (ii) further reductions in our distribution center network and manufacturing footprint, and (iii) corresponding headcount reductions. Since the 2025 Restructuring Plan's inception, we have incurred estimated restructuring costs of $7.7 million. The charges were primarily associated with non-cash inventory write-downs, which were recorded in cost of goods sold on the condensed consolidated statements of operations, and cash charges which primarily comprised of charges incurred to relocate and terminate certain facilities. We anticipate the 2025 Restructuring Plan and related actions may result in additional restructuring charges of up to $4 million, and annual cost savings of over $5 million plus additional working capital benefits. The 2025 Restructuring Plan is expected be completed by the end of 2026.

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

Additionally, the amount we will ultimately realize as benefits associated with our restructuring plans could differ materially from our estimates, and we may incur additional non-cash charges in future periods depending on our ability to execute asset sales or pursue other alternatives. For additional information, see the Item 1A. "Risk Factors" in our 2025 Annual Report, including the risk entitled “Our restructuring activities may increase our expenses and cash expenditures, and may not have the intended effects.”

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

We are closely monitoring the recent tariff and trade policy actions taken by the United States and foreign governments. The situation remains fluid due to the rapidly changing global trade environment, and we continue to evaluate the potential implications of these actions on our business including net sales and profitability. High tariffs on imported products from China or other countries, or new tariffs from other countries, have impacted and could impact the cost of certain products and may negatively impact our financial performance. We have been able to help mitigate the impacts of tariffs through negotiations with vendors, and through passing nominal price increases to our customers, but we may be unable to quickly and effectively react to additional tariff and trade policy actions which may impact our business

Results of Operations—Comparison of three months ended March 31, 2026 and 2025

The following table sets forth our unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2026, and 2025, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended March 31,
	2026		2025		Period change
Net sales	$28,524	100.0%	$40,534	100.0%	$(12,010)	-29.6%
Cost of goods sold	26,687	93.6%	33,657	83.0%	(6,970)	-20.7%
Gross profit	1,837	6.4%	6,877	17.0%	(5,040)	-73.3%
Operating expenses:
Selling, general and administrative	10,568	37.0%	17,863	44.1%	(7,295)	-40.8%
Loss from operations	(8,731)	-30.6%	(10,986)	-27.1%	2,255	20.5%
Interest expense	(5,866)	-20.6%	(3,377)	-8.3%	(2,489)	-73.7%
Other (expense) income, net	(122)	-0.4%	60	0.1%	(182)	-303.3%
Loss before tax	(14,719)	-51.6%	(14,303)	-35.3%	(416)	-2.9%
Income tax benefit (expense)	108	0.4%	(82)	-0.2%	190	-231.7%
Net loss	$(14,611)	-51.2%	$(14,385)	-35.5%	$(226)	-1.6%

Net sales

Net sales for the three months ended March 31, 2026, were $28.5 million, a decrease of $12.0 million, or 29.6% compared to the same period in 2025.

The 29.6% decrease in net sales for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to a 27.8% reduction in volume and mix of products sold and a 2.7% decrease in price. This decline was largely driven by the previously mentioned industry oversupply.

Gross profit

Gross profit for the three months ended March 31, 2026, was $1.8 million, a decrease of $5.0 million, or 73.3%, compared to the same period in 2025. Our gross profit margin percentage decreased to 6.4% for the three months ended March 31, 2026, from 17.0% in the same period in 2025. Gross profit and gross profit margin for the three months ended March 31, 2026, decreased as a result of lower net sales, lower production volumes and productivity at our manufacturing facilities, and a $1.3 million increase in restructuring charges primarily comprised of inventory markdowns, facility shutdown costs, and severance.

Selling, general and administrative expenses

SG&A expenses for the three months ended March 31, 2026, were $10.6 million, a decrease of $7.3 million, or 40.8% compared to the same period in 2025. SG&A expenses decreased in several areas, including as a result of our cost saving and restructuring initiatives: (i) a $6.0 million decrease in amortization and depreciation primarily due to intangible asset impairments in 2025, and (ii) a $1.2 million decrease in employee compensation costs, including lower salaries and benefits, stock-based compensation, and performance bonus.

Interest expense

Interest expense for the three months ended March 31, 2026, was $5.9 million, an increase from $3.4 million of interest expense recorded in the same period in the prior year. The increase for the three months ended March 31, 2026 was primarily acceleration of our Term Loan discount and deferred financing costs costs triggered by the Specified Event of Default.

Other (expense) income, net

Other expense, net for the three months ended March 31, 2026, was $0.1 million, compared to other income, net of $0.1 million during the same period in the prior year.

Income taxes

We recorded an income tax benefit of $0.1 million for the three months ended March 31, 2026, representing an effective tax rate of 0.7%. Our effective tax rate for the three months ended March 31, 2026, differs from the federal statutory rate of 21% primarily due to U.S. and foreign jurisdictions in full valuation allowance. The income tax benefit for the three months ended March 31, 2026, was primarily due to foreign taxes in certain jurisdictions [and known return to provision items in Canada], partially offset by certain U.S. state taxes.

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

Liquidity and Capital Resources

Cash Flow from Operating, Investing, and Financing Activities

Comparison of the three months ended March 31, 2026, and March 31, 2025

The following table summarizes our cash flows for the three months ended March 31, 2026, and 2025 (amounts in thousands):

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(759)	$(11,763)
Net cash used in investing activities	(19)	(248)
Net cash used in financing activities	(148)	(413)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(35)	41
Net decrease in cash, cash equivalents and restricted cash	(961)	(12,383)
Cash, cash equivalents and restricted cash at beginning of period	6,309	26,111
Cash, cash equivalents and restricted cash at end of period	$5,348	$13,728

Operating Activities

Net cash used in operating activities was $0.8 million for the three months ended March 31, 2026. The net cash usage was primarily due to a $14.6 million net loss, partially offset by net non-cash items of $7.0 million and a $6.8.million net cash inflow from a decrease in working capital. The $6.8 million net decrease in working capital was primarily comprised of a $4.8 million increase of accounts payable, a $4.5 million increase in accrued expenses and other current liabilities, and a $3.3 million decrease of inventories, partially offset by a $3.9 million increase in accounts receivable and a $1.9 million decrease of lease liabilities. The Company is continuing to consolidate its operations in connection with restructuring and related cost saving initiatives which has contributed to the aforementioned decrease in inventory.

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

Investing Activities

Net cash used in investing activities was less than $0.1 million for the three months ended March 31, 2026, compared to $0.2 million for the three months ended March 31, 2025. The net cash used in investing activities for both periods, was primarily due to capital expenditures of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2026, primarily driven by finance lease principal payments.

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2025, primarily driven by (i) $0.3 million of Term Loan repayments relating to required quarterly payments of principal, and (ii) finance lease principal payments of $0.1 million.

Availability and Use of Cash

As of March 31, 2026, we had $5.3 million in cash, cash equivalents and restricted cash and a working capital deficit of $98.0 million. We have incurred recurring operating losses, negative cash flows from operations, and has significant debt obligations due within the next twelve months. These conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern.

Our plans to address these conditions include reducing costs through restructuring and other initiatives, including facility consolidations, headcount reductions, and focusing on our proprietary brand offerings. To improve liquidity we are negotiating with lenders and key vendors, and are pursuing additional financing or strategic alternatives including the sale of assets or businesses, or through an offering of equity securities. Any potential such event may be subject to provisions referenced in the Term Loan, such as subjecting us to make mandatory repayments prior to the originally stated maturity date. Although we believe such plans, if executed, should provide us with liquidity to meet our needs, successful completion of such plans is dependent on numerous factors, many of which are beyond our control as further discussed in Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q and in our 2025 Annual Report.

If necessary, we believe that we could supplement our cash position through additional asset sales or divestiture of one or more of our brands or lines of business. During May 2026, subsequent to the end of the fiscal quarter ended March 31, 2026, we sold approximately 38 acres of the 120 acres of excess owned land at the Goshen, New York location. The carrying value of the property was reclassified from property, plant and equipment, net to assets held for sale as of March 31, 2026, in the amount of $1,415, consistent with the sale price less costs to sell. We believe it is prudent to be prepared if required and, accordingly, continue to be engaged in the process of evaluating and preparing to implement one or more of the aforementioned activities. Any potential such event may be subject to provisions referenced in our Term Loan, such as subjecting us to make mandatory prepayments.

Term Loan

On October 25, 2021, we and certain of our direct and indirect subsidiaries entered into the Term Loan with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which we borrowed a $125 million senior secured term loan. The Term Loan was amended by Amendment No. 1 effective as of June 27, 2023, to replace the LIBOR referenced rates with SOFR referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have had no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor) plus 5.50%. As of the date of filing this Annual Report on Form 10-K, the ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 have not changed from the credit spreads in the original Term Loan. On April 8, 2026, we, the Lenders and the Agents entered into Amendment No. 2 to the Credit and Guaranty Agreement. Amendment No. 2 amends the Term Loan to, among other things, (i) replace JPMorgan with FEAC as the administrative agents; and (ii) require each credit party to covenant and agree to (A) regularly provide certain liquidity reports and cash flow forecasts, (B) regularly provide certain aging reports and inventory reports, and (C) maintain a minimum liquidity of $1 million.

The Term Loan matures on October 25, 2028, and is secured by a first lien on our non-working capital assets and a second lien on our working capital assets.

The principal amounts of the Term Loan are scheduled to be repaid in consecutive quarterly installments in amounts equal to 0.25% of the original principal amount of the Term Loan on the last day of each fiscal quarter commencing March 31, 2022, with the balance of the Term Loan payable on the Maturity Date.  We are also required to make mandatory prepayments in the event of (i) achieving certain excess cash flow criteria, including the achievement and maintenance of a specific leverage ratio, (ii) certain asset sales that are collateral, or (iii) upon the issuance, offering, or placement of new debt obligations. In accordance with this provision, we made prepayments of $4.6 million during of 2025 for an asset sale completed in 2024. The prepayments reduced our required quarterly installment amounts to zero for the remaining term.

The Term Loan requires us to maintain certain reporting requirements, affirmative covenants, and negative covenants. On February 4, 2026, we elected to defer making an interest payment of approximately $2.8 million on the Term Loan. As a result of our failure to pay the interest within the grace period, an event of default occurred with respect to the Term Loan. On February 11, 2026, the lenders, through the administrative agent, notified us of the Specified Event of Default and informed us that the administrative agent or the collateral agent may exercise any rights and remedies provided under the Term Loan agreement and related financing documents, but it did not seek to enforce such remedies as of such time.

On the Forbearance Effective Date, the Company entered into the Forbearance Agreement with the other Obligors, the Lenders, and FEAC, in connection with the Term Loan. Pursuant to the Forbearance Agreement, during the Forbearance Period (as defined in Note 11 – Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), solely with respect to the Specified Event of Default, neither the Administrative Agent nor any Lender shall, upon the terms and conditions expressly specified therein, take any action, commence any proceedings against any Obligor or any other person with respect to the enforcement of any of its or their rights or remedies under the Credit Documents or applicable law, other than as expressly described in the Forbearance Agreement.  As of the date of the Quarterly Report on Form 10-Q, the Forbearance Period is continuing.

As of March 31, 2026, and December 31, 2025, the outstanding principal balance on the Term Loan was $114.4 million.

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

As of December 31, 2025, we had zero borrowed under the Revolving Credit Facility. On February 17, 2026, we entered into the Termination Agreement to terminate the Revolving Credit Agreement. Pursuant to the terms of the Termination Agreement, the parties agreed to terminate the Revolving Credit Agreement subject to the survival of each of the provisions of the Revolving Credit Agreement and Loan Documents (as defined in the Revolving Credit Agreement) and in the certificates delivered in connection with or pursuant to the Revolving Credit Agreement that survive termination of the Revolving Credit Agreement.

The aforementioned financing arrangements and other transactions are more fully described in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash and Cash Equivalents

The cash and cash equivalents balances of $4.8 million and $6.3 million at March 31, 2026, and December 31, 2025, respectively, included $2.1 million and $2.9 million, respectively, held by foreign subsidiaries.

Material Cash Requirements

Our estimated material cash requirements include (i) anticipated principal and interest payments on our Term Loan, (ii) finance lease payments, (iii) operating lease payments, as well as other purchase obligations to support our operations. Variable rates on our Term Loan are subject to change as further described in Item 3. Quantitative and Qualitative Disclosures About Market Risk. Refer to Item 1. Financial Statements, Note 11 – Debt, Note 8 – Leases, and Note 15 – Commitments and Contingencies for details relating to our material cash requirements for debt, our leasing arrangements, including future maturities of our operating lease liabilities, and purchase obligations, respectively. From time to time in the normal course of business, we will enter into agreements with suppliers which provide favorable pricing in return for a commitment to purchase minimum amounts of inventory over a defined time period.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our critical accounting policies and estimates are identified in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of the 2025 Annual Report and include the discussion of estimates used in indefinite lived intangible assets, long-lived tangible and finite-lived intangible assets, and inventory valuation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and actual results could differ materially from the amounts reported.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 3 – Basis of Presentation and Significant Accounting Policies — Recent accounting pronouncements, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risk has been interest rate, foreign currency and inflation risk. We do not have material exposure to commodity risk.

Interest Rate Risk

We are exposed to interest rate risk through our variable rate debt. As of March 31, 2026, we had $114.4 million of Term Loan debt that is subject to variable interest rates that are based on SOFR or an alternate base rate. Refer to Item 1. Financial Statements, Note 11 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of March 31, 2026, our interest expense on the variable-rate debt would increase by an average of $1.2 million annually. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks, but may determine to do so in the future.

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

ITEM 1A. RISK FACTORS

For a discussion of risk factors, please read Item 1A, "Risk Factors" in our 2025 Annual Report. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been the following material changes with respect to such risk factors:

We are currently not in compliance with the continued listing standards of Nasdaq, and if we are unable to regain compliance, our common stock will be delisted from the exchange.

Our common stock is currently listed for trading on the Nasdaq under the symbol “HYFM”. The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards, including Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”) or the alternative requirements of Nasdaq Listing Rule 5550(b)(2)-(3) of having a market value of listed securities of at least $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Requirement”). As of December 31, 2025, we had a stockholder’s deficit of approximately $(63) million, the market value of our listed securities was below $35 million as of the date of our 2025 Annual Report, and we realized a net loss in each of the past three fiscal years. Accordingly, we do not meet the requirements of the Minimum Stockholders’ Equity Requirement or Alternative Requirement.

On April 1, 2026, we received a letter (the “Letter”) from the Listing Qualifications Department of the Nasdaq indicating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1), because our stockholders’ deficit of ($63) million as reported in our 2025 Annual Report was below the required minimum of $2.5 million, and because, as of March 31, 2026, we did not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

The Letter has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the Nasdaq under the symbol “HYFM,” subject to our compliance with the other continued listing requirements. We have 45 calendar days from April 1, 2026, or until May 16, 2026, to submit to Nasdaq a plan to regain compliance with Listing Rule 5550(b)(1). If Nasdaq accepts our plan, Nasdaq may grant an extension of up to 180 calendar days from April 1, 2026, or until September 28, 2026, to regain compliance. If Nasdaq does not accept our plan, we will have the right to appeal such decision to a Nasdaq hearings panel. The hearing request would stay any suspension or delisting action pending the issuance of a written panel decision.

We are currently evaluating various courses of action to regain compliance and intends to submit to Nasdaq, within the requisite time period, a plan to regain compliance with Listing Rule 5550(b)(1). There can be no assurance that Nasdaq will accept our plan or that we will be able to regain compliance with Listing Rule 5550(b)(1) or maintain compliance with any other Nasdaq requirement in the future.

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

(c)

During the quarter ended  March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit	Description

3.1	Restated Certificate of Incorporation of Hydrofarm Holdings Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-39773), filed with the SEC on November 12, 2025).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-250037), filed with the SEC on December 1, 2020).
10.1*x+	Offer Letter dated March 1, 2022 by and between Hydrofarm Holdings Group Inc. and Kevin O'Brien.
10.2+

Forbearance Agreement dated April 8, 2026, by and among Hydrofarm Holdings Group, Inc., the other credit parties from time to time party thereto, the lenders party thereto, and FEAC Agent, LLC, as administrative agent for the lenders and collateral agent for the secured parties (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39773), filed with the SEC on April 14, 2026.

10.3	Amendment No. 2 to Credit and Guaranty Agreement dated April 8, 2026, by and among Hydrofarm Holdings Group, Inc., the subsidiaries of Hydrofarm Holdings Group, Inc. party thereto from time to time, the lenders party thereto and FEAC Agent, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-39773), filed by the SEC on April 14, 2026).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

x	Denotes management contract or compensatory plan or arrangement.

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

Hydrofarm Holdings Group, Inc.

Date: May 15, 2026	/s/ William Toler
William Toler
Chief Executive Officer & Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 15, 2026	/s/ Kevin O'Brien
Kevin O'Brien
Chief Financial Officer
(Principal Financial Officer)