Form 10-Q
period 2026-06-30
HYDROFARM HOLDINGS GROUP, INC.
filed 2026-08-14
CIK 1695295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2026

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

As of August 12, 2026, the registrant had 4,819,323 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:

•	our ability to continue as a going concern;

•	our current level of indebtedness and compliance with requirements of our existing credit agreement;

•	our liquidity and our ability to resolve claims from unsecured creditors in the ordinary course of business;

•	our ability to regain compliance with the continued listing standards of The Nasdaq Capital Market ("Nasdaq");

•	the results of and expectations regarding our acquisitions, dispositions and strategic alliances, and our ability to effect strategic transactions in the future;

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

SPECIAL NOTE REGARDING CERTAIN TERMINOLOGY IN THIS QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Hydrofarm,” “the Company,” “we,” “our” and “us” refer to Hydrofarm Holdings Group, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hydrofarm Holdings Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$6,154	$6,309
Restricted cash	459	—
Accounts receivable, net	7,948	8,186
Inventories	22,769	33,324
Prepaid expenses and other current assets	2,550	3,622
Total current assets	39,880	51,441
Property, plant and equipment, net	26,387	30,334
Operating lease right-of-use assets	31,419	37,765
Intangible assets, net	2,801	2,801
Other assets	1,091	1,463
Total assets	$101,578	$123,804
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$10,655	$9,752
Accrued expenses and other current liabilities	13,914	7,688
Deferred revenue	888	2,742
Current portion of operating lease liabilities	7,666	7,543
Current portion of finance lease liabilities	460	455
Current portion of long-term debt	114,420	111,853
Total current liabilities	148,003	140,033
Long-term operating lease liabilities	28,425	32,800
Long-term finance lease liabilities	7,143	7,381
Long-term debt	39	50
Deferred tax liabilities	2,131	2,130
Other long-term liabilities	4,858	4,706
Total liabilities	190,599	187,100
Commitments and contingencies (Note 15)
Stockholders’ deficit
Common stock ($0.0001 par value; 300,000,000 shares authorized; 4,814,612 and 4,667,004 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively)	—	—
Additional paid-in capital	791,525	791,227
Accumulated other comprehensive loss	(8,053)	(7,272)
Accumulated deficit	(872,493)	(847,251)
Total stockholders’ deficit	(89,021)	(63,296)
Total liabilities and stockholders’ deficit	$101,578	$123,804

The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net sales	$23,211	$39,245	$51,735	$79,779
Cost of goods sold	20,577	36,451	47,264	70,108
Gross profit	2,634	2,794	4,471	9,671
Operating expenses:
Selling, general and administrative	10,062	16,140	20,630	34,003
Loss from operations	(7,428)	(13,346)	(16,159)	(24,332)
Interest expense	(3,453)	(3,391)	(9,319)	(6,768)
Other income (expense), net	25	(222)	(97)	(162)
Loss before tax	(10,856)	(16,959)	(25,575)	(31,262)
Income tax benefit	225	98	333	16
Net loss	$(10,631)	$(16,861)	$(25,242)	$(31,246)

Net loss per share:
Basic	$(2.23)	$(3.63)	$(5.29)	$(6.75)
Diluted	$(2.23)	$(3.63)	$(5.29)	$(6.75)
Weighted-average shares of common stock outstanding:
Basic	4,776,834	4,646,096	4,770,252	4,630,390
Diluted	4,776,834	4,646,096	4,770,252	4,630,390

The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	$(10,631)	$(16,861)	$(25,242)	$(31,246)
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(400)	1,665	(781)	1,802
Total comprehensive loss	$(11,031)	$(15,196)	$(26,023)	$(29,444)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except for share amounts)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, March 31, 2025	4,615,725	$—	$790,565	$(8,774)	$(571,846)	$209,945
Issuance of common stock for vesting of stock awards	56,943	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(13,648)	—	(24)	—	—	(24)
Stock-based compensation expense	—	—	284	—	—	284
Net loss	—	—	—	—	(16,861)	(16,861)
Foreign currency translation gain	—	—	—	1,665	—	1,665
Balance, June 30, 2025	4,659,020	$—	$790,825	$(7,109)	$(588,707)	$195,009

Balance, March 31, 2026	4,764,612	$—	$791,380	$(7,653)	$(861,862)	$(78,135)
Issuance of common stock for vesting of stock awards	50,000	—	—	—	—	—
Stock-based compensation expense	—	—	145	—	—	145
Net loss	—	—	—	—	(10,631)	(10,631)
Foreign currency translation loss	—	—	—	(400)	—	(400)
Balance, June 30, 2026	4,814,612	$—	$791,525	$(8,053)	$(872,493)	$(89,021)

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2024	4,614,279	$—	$790,094	$(8,911)	$(557,461)	$223,722
Issuance of common stock for vesting of stock awards	59,210	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(14,469)	—	(27)	—	—	(27)
Stock-based compensation expense	—	—	758	—	—	758
Net loss	—	—	—	—	(31,246)	(31,246)
Foreign currency translation gain	—	—	—	1,802	—	1,802
Balance, June 30, 2025	4,659,020	$—	$790,825	$(7,109)	$(588,707)	$195,009

Balance, December 31, 2025	4,667,004	$—	$791,227	$(7,272)	$(847,251)	$(63,296)
Issuance of common stock for vesting of stock awards	157,081	—	—	—	—	—
Shares repurchased for withholding tax on stock awards	(9,473)	—	(14)	—	—	(14)
Stock-based compensation expense	—	—	312	—	—	312
Net loss	—	—	—	—	(25,242)	(25,242)
Foreign currency translation loss	—	—	—	(781)	—	(781)
Balance, June 30, 2026	4,814,612	$—	$791,525	$(8,053)	$(872,493)	$(89,021)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Hydrofarm Holdings Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30,
	2026	2025
Operating activities
Net loss	$(25,242)	$(31,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,019	14,721
Provision for credit losses	22	680
Provision for inventory obsolescence	426	882
Restructuring expenses	3,149	3,355
Stock-based compensation expense	312	758
Non-cash operating lease expense	3,774	3,923
Amortization of deferred financing costs	2,593	443
Other	52	277
Changes in assets and liabilities:
Accounts receivable	89	(140)
Inventories	8,972	2,878
Prepaid expenses and other current assets	1,060	177
Other assets	146	(182)
Accounts payable	995	134
Accrued expenses and other current liabilities	6,275	(2,259)
Deferred revenue	(1,848)	(527)
Lease liabilities	(3,739)	(3,851)
Other long-term liabilities	238	(70)
Net cash used in operating activities	(707)	(10,047)
Investing activities
Capital expenditures of property, plant and equipment	(80)	(525)
Proceeds from sale of property, plant and equipment	1,506	24
Net cash from (used in) investing activities	1,426	(501)
Financing activities
Borrowings under foreign revolving credit facilities	158	210
Repayments of foreign revolving credit facilities	(176)	(225)
Repayments of Term Loan	—	(4,851)
Payment of withholding tax related to stock awards	(14)	(27)
Finance lease principal payments	(229)	(228)
Net cash used in financing activities	(261)	(5,121)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(154)	549
Net increase (decrease) in cash, cash equivalents and restricted cash	304	(15,120)
Cash, cash equivalents and restricted cash at beginning of period	6,309	26,111
Cash, cash equivalents and restricted cash at end of period	$6,613	$10,991

Non-cash investing and financing activities
Right-of-use assets acquired under operating lease obligations, net	$—	$2,166
Capital expenditures included in accounts payable and accrued liabilities	20	131
Supplemental information
Cash paid for interest	245	6,920
Cash paid for income taxes	32	343

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

Management has evaluated whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date that these financial statements are issued. As of June 30, 2026, the Company had $6,613 in cash, cash equivalents and restricted cash and a working capital deficit of $108,123. The Company has incurred recurring operating losses, negative cash flows from operations, significant debt obligations due within the next twelve months due to an event of default on the Company's outstanding Term Loan (as defined below) and is not currently in compliance with certain Nasdaq listing requirements, including the minimum stockholders' equity and minimum bid price requirements. These conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address these conditions include reducing costs through restructuring and other initiatives, including facility consolidations, headcount reductions, focusing on our proprietary brand offerings and expanding and optimizing our logistics business. To improve liquidity the Company is negotiating with lenders and key vendors, and is pursuing additional financing or strategic alternatives including through an offering of equity securities, the sale of assets or businesses, including the sale of Aurora Peat Products ULC ("APP"). Refer to Note 17 – Subsequent Events for further details. Excluding the sale of APP, these plans are not within the Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

Nasdaq listing compliance

On April 1, 2026, the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that it was not in compliance with the $2.5 million minimum stockholders' equity requirement under Nasdaq Listing Rule 5550(b)(1). Although Nasdaq subsequently granted the Company an extension to regain compliance, on July 2, 2026 Nasdaq determined that the Company had not satisfied the terms of that extension. The Company timely requested a hearing before the Nasdaq Hearing Panel on July 9, 2026, which stayed any further action by Nasdaq pending completion of the hearing process. The Company is evaluating available options to regain compliance; however, there can be no assurance that it will do so or that any additional extension will be granted.

In addition, on July 6, 2026, Nasdaq notified the Company that it was not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) because its common stock had not maintained a closing bid price of at least $1.00 per share for 30 consecutive business days. The Company has a 180-day compliance period to regain compliance and is evaluating available alternatives.

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

For the purposes of making operating decisions, assessing financial performance and allocating resources, the CODM reviews financial statement metrics on a consolidated basis, including net sales, gross profit, SG&A, and net loss as presented in the consolidated statements of operations. Net loss is the primary measure of profit or loss reviewed by the CODM. In addition, the CODM reviews consolidated total assets and significant components such as inventories, cash and other assets for the purpose of evaluating financial performance. Significant expense categories regularly reviewed by the CODM are comprised of cost of goods sold and SG&A. The other components of net loss as disclosed in the statements of operations that are not significant segment expenses are impairments, loss on asset disposition, interest expense, other income (expense), net, and income tax benefit. Since the Company operates as one reportable segment, all required segment financial information is found in the condensed consolidated financial statements and notes, and within the entity-wide disclosures presented below.

Entity-wide information

Net sales and property, plant and equipment, net and operating lease right-of-use ("ROU") assets, in the United States and Canada, as determined by the location of the subsidiaries, are shown below. Other foreign locations, which are immaterial, individually and in the aggregate, are included in the United States below.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
United States	$17,359	$31,316	$38,401	$63,593
Canada	6,651	8,286	14,748	17,308
Eliminations	(799)	(357)	(1,414)	(1,122)
Total consolidated net sales	$23,211	$39,245	$51,735	$79,779

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
United States	$30,312	$38,071
Canada	27,494	30,028
Total property, plant and equipment, net and operating lease right-of-use assets	$57,806	$68,099

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

The amount billed to customers for shipping and handling costs included in net sales was $1,103 and $2,029 during the three and six months ended June 30, 2026, respectively, and $1,179 and $2,582 during the three and six months ended June 30, 2025. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs included in cost of goods sold. The Company does not receive noncash consideration for the sale of goods. Contract consideration received from a customer prior to revenue recognition is recorded as a contract liability and is recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The Company's contract liabilities, which consist primarily of customer deposits reported within deferred revenue on the condensed consolidated balance sheets, totaled $888 and $2,742 as of  June 30, 2026, and  December 31, 2025, respectively. During the three months ended  June 30, 2026, the Company recorded customer deposits of $212, recognized $829 of deferred revenue, and noted $250 of additional decreases primarily due to foreign exchange rate fluctuations. During the six months ended June 30, 2026, the Company recorded customer deposits of $730, recognized $2,446 of deferred revenue, and noted $138 of additional decreases primarily due to foreign exchange rate fluctuations. There are no significant financing components and the majority of revenue is recognized within one year. Excluded from revenue are any taxes assessed by governmental authorities, including value-added and other sales-related taxes that are imposed on and concurrent with revenue-generating activities.

Income taxes

The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate (the “ETR”) to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. The income tax provision or benefit for each interim period is the difference between the year-to-date amount for the current period and the year-to-date amount for the prior period. Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740-270-30-36, entities subject to income taxes in multiple jurisdictions should apply one overall ETR instead of separate ETRs for each jurisdiction when calculating the interim-period income tax or benefit related to consolidated ordinary income (or loss) for the year-to-date interim period, except in certain circumstances.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

Recent accounting pronouncements

In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting companies to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted and is effective on a prospective basis. The Company elected to apply this practical expedient upon adoption of ASU No. 2025-05, which had no impact on the condensed consolidated financial statements for the period ended  June 30, 2026.

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

2025 Restructuring Plan

In the second quarter of 2025, the Company initiated a restructuring plan (the "2025 Restructuring Plan") to reduce its product portfolio and operational footprint to decrease costs and improve efficiency. The 2025 Restructuring Plan actions entail (i) eliminating a significant portion of the Company's product portfolio, primarily underperforming distributed brands, to improve supply chain and operational focus, (ii) further reductions in the distribution center network and manufacturing footprint including inventory reductions, and (iii) corresponding headcount reductions.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

The Company incurred the following estimated restructuring costs for the 2025 Restructuring Plan during the three and six months ended June 30, 2026:

	Three months ended	Six months ended
	June 30, 2026	June 30, 2026
Cost of goods sold	$1,068	$2,757
Selling, general and administrative	2,297	3,105
Total 2025 Restructuring Plan charges	$3,365	$5,862

Cash	$1,025	$2,713
Non-cash	2,340	3,149
Total 2025 Restructuring Plan charges	$3,365	$5,862

Non-cash charges for the three and six months ended June 30, 2026 were primarily associated with the write-down of certain ROU assets which were primarily recorded in SG&A and inventory write-downs which were primarily recorded in cost of goods sold on the condensed consolidated statements of operations. Cash charges were primarily comprised of costs incurred to relocate and terminate certain facilities.

Total costs relating to the 2025 Restructuring Plan incurred since its inception through  June 30, 2026 were (i) $7,535 of non-cash charges comprised primarily of inventory markdowns and the write-down of certain ROU assets, and (ii) $3,564 of cash charges comprised primarily of costs incurred to relocate and terminate certain facilities.

The following tables present the activity in accrued expenses and other current liabilities for restructuring costs related to the 2025 Restructuring Plan for the three and six months ended June 30, 2026:

Three months ended
June 30, 2026
Restructuring Accruals as of March 31, 2026	$749
Expense	1,025
Cash Payments	(1,217)
Restructuring Accruals as of June 30, 2026	$557

Six months ended
June 30, 2026
Restructuring Accruals as of December 31, 2025	$202
Expense	2,713
Cash Payments	(2,358)
Restructuring Accruals as of June 30, 2026	$557

The Company does not anticipate the 2025 Restructuring Plan and related actions will result in material additional restructuring charges. The amounts the Company will ultimately expend could differ from these estimates.

Asset Sales

Goshen:

During the three months ended  June 30, 2026, the Company sold approximately 38 acres of the 120 acres of excess owned land at the Goshen, New York location. The sale price less costs to sell, in the amount of $1,415, was less than the net carrying value of the property, plant and equipment, and the Company recorded a $77 loss in SG&A during the three and six months ended June 30, 2026.

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

The carrying value of intangible assets, net, consisting of an indefinite-lived tradename was $2,801 as of each of  June 30, 2026 and December 31, 2025.

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

The following table presents basic and diluted loss per common share for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	$(10,631)	$(16,861)	$(25,242)	$(31,246)
Weighted-average shares of common stock outstanding	4,776,834	4,646,096	4,770,252	4,630,390
Dilutive effect of share based compensation awards using the treasury stock method	—	—	—	—
Diluted weighted-average shares of common stock outstanding	4,776,834	4,646,096	4,770,252	4,630,390
Basic loss per common share	$(2.23)	$(3.63)	$(5.29)	$(6.75)
Diluted loss per common share	$(2.23)	$(3.63)	$(5.29)	$(6.75)

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

The computation of the weighted-average shares of common stock outstanding for diluted loss per common share excludes the following potential shares of common stock as their inclusion would have an anti-dilutive effect on diluted loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Shares subject to unvested or deferred performance and restricted stock units	298,779	357,796	298,779	357,796
Shares subject to stock options outstanding	26,384	34,045	26,384	34,045

7. ACCOUNTS RECEIVABLE, NET, AND INVENTORIES

Accounts receivable, net comprised the following:

	June 30,	December 31,
	2026	2025
Trade accounts receivable	$7,044	$7,706
Allowance for credit losses	(279)	(362)
Other receivables	1,183	842
Total accounts receivable, net	$7,948	$8,186

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

The change in the allowance for credit losses consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$(277)	$(621)	$(362)	$(706)
Changes in estimates	(11)	(95)	22	(680)
Write-offs	21	25	79	737
Collections/Other	(12)	62	(18)	20
Ending balance	$(279)	$(629)	$(279)	$(629)

Inventories comprised the following:

	June 30,	December 31,
	2026	2025
Finished goods	$15,277	$25,314
Work-in-process	763	872
Raw materials	9,450	10,790
Allowance for inventory obsolescence	(2,721)	(3,652)
Total inventories	$22,769	$33,324

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

8. LEASES

The Company leases its distribution centers and manufacturing facilities from third parties under various non-cancelable lease agreements expiring at various dates through 2038. Also, the Company leases some property, plant and equipment under finance leases. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 20 years. However, these options are generally not reflected in the calculation of the ROU assets and lease liabilities due to uncertainty surrounding the likelihood of renewal. The Company recognizes operating lease costs over the respective lease periods, including short-term and month-to-month leases. The Company incurred operating lease costs of $2,184 and $4,428 during the three and six months ended June 30, 2026, respectively. The Company incurred operating lease costs of $2,415 and $4,799 during the three and six months ended June 30, 2025, respectively. These costs are included primarily within SG&A in the condensed consolidated statements of operations.

The Company has operating subleases and logistics agreements which have been accounted for by reference to the underlying asset subject to the lease, primarily as an offset to rent expense, primarily within SG&A. For the three and six months ended June 30, 2026, the Company recorded sublease and logistics income of $1,704 and $3,051, respectively. For the three and six months ended June 30, 2025, the Company recorded sublease and logistics income of $1,110 and $2,298, respectively.

Total ROU assets, finance lease assets, and lease liabilities were as follows:

		June 30,	December 31,
	Balance Sheet Classification	2026	2025
Lease assets
Operating lease assets	Operating lease right-of-use assets	$31,419	$37,765
Finance lease assets	Property, plant and equipment, net	6,238	6,575
Total lease assets		$37,657	$44,340

Lease liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$7,666	$7,543
Finance leases	Current portion of finance lease liabilities	460	455
Noncurrent:
Operating leases	Long-term operating lease liabilities	28,425	32,800
Finance leases	Long-term finance lease liabilities	7,143	7,381
Total lease liabilities		$43,694	$48,179

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

The aggregate future minimum lease payments under long-term non-cancelable operating and finance leases with remaining terms greater than one year as of  June 30, 2026 are as follows:

	Operating	Finance
For the period of July 1, 2026 to December 31, 2026	$4,491	$418
Year ending December 31,
2027	9,163	850
2028	8,635	805
2029	5,776	822
2030	4,653	838
2031	4,013	855
Thereafter	3,637	5,524
Total lease payments	40,368	10,112
Less portion representing interest	(4,277)	(2,509)
Total principal	36,091	7,603
Less current portion	(7,666)	(460)
Long-term portion	$28,425	$7,143

9. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net comprised the following:

	June 30,	December 31,
	2026	2025
Machinery and equipment	$23,141	$23,577
Peat bogs and related development	12,413	12,828
Building and improvements	7,510	8,917
Land	3,670	4,093
Furniture and fixtures	3,398	3,721
Computer equipment	3,055	3,044
Leasehold improvements	490	530
Gross property, plant and equipment	53,677	56,710
Less: accumulated depreciation	(27,290)	(26,376)
Total property, plant and equipment, net	$26,387	$30,334

Depreciation, depletion and amortization expense related to property, plant and equipment, net was $988 and $2,019 for the three and six months ended June 30, 2026, respectively. Depreciation, depletion and amortization expense related to property, plant and equipment, net was $1,481 and $2,857 for the three and six months ended June 30, 2025, respectively. As noted in Note 5 – Intangible Assets, Net, the Company recorded impairment charges of $3,784 for property, plant, and equipment during the fourth quarter of fiscal 2025. The impairment charges were primarily related to Leasehold improvements, Land, and Building and improvements.

As of  June 30, 2026, Land, Building and improvements and Computer equipment, contain finance leases assets, recorded at cost of $9,623, less accumulated depreciation of $3,385. As of  December 31, 2025, Land, Building and improvements, Computer equipment, and Machinery and equipment contain finance leases assets, recorded at cost of $9,817, less accumulated depreciation of $3,242.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

The Company operates peat bogs in Alberta, Canada. Under current provincial laws the Company is subject to certain AROs and the remediation of the peat bog sites are under provincial oversight. The Company periodically evaluates expected remediation costs associated with the peat bog sites that it operates. When the Company concludes that it is probable that a liability has been incurred, a provision is made for management's estimate of the liability. As of  June 30, 2026, and  December 31, 2025, the Company had AROs of $156 and $170, respectively, recorded in Accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of  June 30, 2026, and  December 31, 2025, the Company had AROs of $4,584 and $4,668, respectively, recorded in other long-term liabilities on the condensed consolidated balance sheets.

The following table presents changes in AROs for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of the period	$4,783	$4,549	$4,838	$4,516
Liabilities incurred in the period	—	40	—	40
Liabilities settled in the period	12	(16)	(8)	(26)
Accretion expense	43	40	86	77
Other	(98)	234	(176)	240
Balance, end of the period	$4,740	$4,847	$4,740	$4,847

The Company notes that peat bogs and corresponding AROs were sold in conjunction with the Aurora Peat Products business. Refer to Note 17 – Subsequent Events for further details.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities comprised the following:

	June 30,	December 31,
	2026	2025
Accrued compensation and benefits	$1,922	$2,096
Interest accrual	8,258	1,902
Freight, custom and duty accrual	526	727
Goods in transit accrual	309	361
Income tax accrual	156	66
Asset retirement obligations	156	170
Other accrued liabilities	2,587	2,366
Total accrued expenses and other current liabilities	$13,914	$7,688

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

11. DEBT

Debt is comprised of the following:

	June 30,	December 31,
	2026	2025
Term Loan - principal	$114,394	$114,394
Term Loan - unamortized discount and deferred financing costs	—	(2,576)
Term Loan - net of unamortized discount and deferred financing costs	114,394	111,818
Other	65	85
Total debt	$114,459	$111,903

Current portion of long-term debt - net of unamortized discount and deferred financing costs of zero and $2,576 as of June 30, 2026, and December 31, 2025, respectively	$114,420	$111,853
Long-term debt	39	50
Total debt	$114,459	$111,903

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

The Term Loan matures on October 25, 2028 ("Maturity Date") and is not subject to a call premium. Deferred financing costs are being amortized to interest expense over the term of the loan. For the three months ended  June 30, 2026, the effective interest rate was 11.74% and interest expense was $3,348. For the six months ended June 30, 2026, the effective interest rate was 15.98% and interest expense was $9,067, which includes amortization of deferred financing costs and discount of $2,576 triggered by the Specified Event of Default (as defined below).

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

On April 8, 2026 (the “Forbearance Effective Date”), the Company entered into that certain Forbearance Agreement (the “Forbearance Agreement”) with the other Obligors, the Lenders, and FEAC, in connection with the Term Loan. Pursuant to the Forbearance Agreement, from the Forbearance Effective Date to the earliest to occur of (the occurrence of clause (i) or (ii), a “Forbearance Termination Event”): (i) April 30, 2026 (the “Forbearance Outside Date”) provided that the Forbearance Outside Date may be extended from time to time in fifteen (15) day increments (or longer) upon written confirmation by the Administrative Agent (including by email); and (ii) the delivery of notice from the Administrative Agent to the Company terminating the Forbearance Period (as defined below), which notice may be delivered at any time upon or after (A) the occurrence of any Event of Default (as defined in the Credit Agreement) (other than the Specified Event of Default, under the Credit Agreement or any other Credit Document (as defined in the Credit Agreement)) and (B) the failure of (x) the Company or any other Obligor to comply with any of the Forbearance Period Requirements set forth in Section 7 of the Forbearance Agreement; (y) any representation or warranty made by the Company or any other Obligor under or in connection with the forbearance to be true and complete as of the date when made or any other breach of any of such representation or warranty; or (z) the repudiation and/or assertion of any defense by any Obligor with respect to the forbearance or any other Credit Document or the pursuit of any claim by any Obligor against the Agents or any Lender (collectively, the “Forbearance Period”), solely with respect to the Specified Event of Default, neither the Administrative Agent nor any Lender shall, upon the terms and conditions expressly specified therein, take any action, commence any proceedings against any Obligor or any other person with respect to the enforcement of any of its or their rights or remedies under the Credit Documents or applicable law, other than as expressly described in the Forbearance Agreement. The Company, the Lenders, and FEAC agreed to extend the Forbearance Period under the Forbearance Agreement through and including August 31, 2026.

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

Other Debt

Other debt of $65 and $85 as of  June 30, 2026, and  December 31, 2025, respectively, was primarily comprised of a foreign subsidiary's other debt which constitutes an immaterial revolving line of credit and mortgage.

Loss on debt extinguishment

The loss on debt extinguishment of $191 for the six months ended June 30, 2026, resulting primarily from the write-off of the Revolving Credit Facility's unamortized debt discount and deferred financing costs at the time of the Termination Agreement, are presented in other (expense) income, net on the condensed consolidated statement of operations.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

Aggregate future principal payments

As of  June 30, 2026, the aggregate future principal payments under long-term debt are as follows:

Debt
For the period of July 1, 2026 to December 31, 2026	$114,410
Year ending December 31,
2027	21
2028	21
2029	7
Total	$114,459

12. STOCKHOLDERS’ EQUITY

Common stock

Each holder of common stock is entitled to one vote for each share of common stock. Common stockholders have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption rights and carries no subscription or conversion rights. In the event of liquidation, the stockholders are entitled to share in corporate assets on a pro rata basis after the Company satisfies all liabilities and after provision is made for any class of capital stock having preference over the common stock. Subject to corporate regulations and preferences to preferred stock, if any, dividends are at the discretion of the board of directors. As of  June 30, 2026, there were 4,814,612 shares outstanding and 300,000,000 shares authorized.

13. STOCK-BASED COMPENSATION

Stock-based compensation plan overview

The Company maintains three equity incentive plans: the 2018 Equity Incentive Plan (“2018 Plan”), the 2019 Employee, Director and Consultant Equity Incentive Plan (“2019 Plan”) and the 2020 Employee, Director, and Consultant Equity Incentive Plan (“2020 Plan” and collectively, “Incentive Plans”). The 2020 Plan serves as the successor to the 2019 Plan and 2018 Plan and provides for the issuance of incentive stock options ("ISOs"), nonqualified stock options, stock grants and stock-based awards to employees, directors, and consultants of the Company. No further awards will be issued under the 2018 Plan and 2019 Plan. As of  June 30, 2026, a total of 191,044 shares were available for grant under the 2020 Plan.

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

In November 2020, the board of directors and stockholders approved the 2020 Plan and reserved an aggregate of 228,405 shares of common stock for issuance under the 2020 Plan. Pursuant to the 2020 Plan, the number of shares available for issuance under the 2020 Plan may be increased on January 1 of each year, beginning on January 1, 2021, and ending on January 2, 2030, in an amount equal to the lesser of (i) 4% of the outstanding shares of the Company’s common stock on such date or (ii) such number of shares determined by the Plan Administrator. The Plan Administrator determined not to increase the number of shares available for issuance under the 2020 Plan for the 2026 year.

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

The tax benefits recognized in the condensed consolidated statements of operations for stock-based compensation arrangements for the three and six months ended June 30, 2026 and 2025, were not material to the financial statements.

Restricted Stock Unit Activity

RSUs granted to certain executives, employees and members of the board of directors expire 10 years after the grant date. The awards generally have a time-based vesting requirement (based on continuous employment). Upon vesting, the RSUs convert into shares of the Company's common stock. The stock-based compensation expense related to service-based awards is recorded over the requisite service period. During the six months ended June 30, 2026, the Company granted 120,000 RSU awards to directors that are expected to vest on the one-year anniversary of the grant date.

The following table summarizes the activity related to the Company's RSUs for the six months ended June 30, 2026. For purposes of this table, vested RSUs represent the shares for which the service condition had been fulfilled during the six months ended June 30, 2026:

		Weighted
		average
	Number of	grant date
	RSUs	fair value
Balance, December 31, 2025	179,151	$4.78
Granted	120,000	$0.92
Vested	(137,832)	$4.13
Forfeited	—	$—
Balance, June 30, 2026	161,319	$2.46

As of  June 30, 2026, total unamortized stock-based compensation cost related to unvested RSUs was $242 and the weighted-average period over which the compensation is expected to be recognized is less than one year. For the three and six months ended June 30, 2026, the Company recognized $145 and $312, respectively, of total stock-based compensation expense for RSUs. During the six months ended June 30, 2026, 60,000 RSUs that vested were not issued due to the recipients' elections to defer the conversion into common stock, and the Company settled 79,249 previously deferred RSUs. As of  June 30, 2026, there were 137,460 RSUs which had vested, but were not yet issued due to the recipients' elections.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

Performance Stock Unit Activity

During the six months ended June 30, 2026, the Company did not grant, vest, or transact in any PSUs. PSUs were granted in 2024, which vested in the second quarter of 2025, less forfeitures due to employee terminations and performance conditions that were not satisfied. There were no PSUs outstanding as of  June 30, 2026 or  December 31, 2025.

Stock Options

There were no stock options granted or exercised during the six months ended June 30, 2026. The following table summarizes the stock option activity for the six months ended June 30, 2026:

				Weighted
		Weighted	Weighted	average
		average	average	remaining
		exercise	grant date	contractual
	Number	price	fair value	term (years)
Outstanding and exercisable as of December 31, 2025	28,074	$97.54	$24.50	3.50
Cancelled	(1,690)	$98.17	$43.52
Outstanding and exercisable as of June 30, 2026	26,384	$97.50	$23.28	3.06

As of each of  June 30, 2026 and  December 31, 2025, there were no unvested stock awards, and no compensation cost related to options not yet recognized. To the extent there are unvested stock option awards, the vesting of stock options is subject to certain change in control provisions as provided in the incentive plan agreements and stock options may be exercised up to 10 years from the date of issuance.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

14. INCOME TAXES

The Company recorded income tax benefits of $225 and $333 for the three and six months ended June 30, 2026, representing effective tax rates of 2.1% and 1.3%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2026, differ from the federal statutory rate of 21% primarily due to U.S. and foreign jurisdictions in full valuation allowance. The income tax benefit for the three and six months ended June 30, 2026, was primarily due to certain benefits in Canadian jurisdictions, partially offset by foreign taxes in Spain and U.S. state taxes.

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

In April 2020, Aurora Innovations LLC (“Aurora Innovations”), obtained a loan in the principal aggregate amount of approximately $782 pursuant to the Paycheck Protection Program under the CARES Act (the “Aurora PPP Loan”), which was forgiven in full, by the Small Business Administration (the "SBA"), in June 2021. In July 2021, the Company acquired Aurora Innovations pursuant to the terms of that certain Securities Purchase Agreement, dated as of June 17, 2021, by and among the Company, Gotham Properties LLC, Aurora Innovations Inc., Aurora International, Inc., and certain equity holders party thereto. In April 2020, Innovative Growers Equipment, Inc., Innovative AG Installation, Inc., and Innovative Racking Systems, Inc. (collectively, the “IGE Entities”), obtained loans in the principal aggregate amount of approximately $444 pursuant to the Paycheck Protection Program under the CARES Act (the “IGE PPP Loans” together with the Aurora PPP Loan, the “PPP Loans”), which were forgiven in full, by the SBA, in May 2021. In November 2021, the Company acquired the IGE Entities pursuant to the terms of that certain Stock Purchase and Contribution Agreement, dated as of October 25, 2021, by and among the Company, Christopher Mayer, and Bruce Zierk. The Company received Civil Investigative Demands dated July 15, 2025, pursuant to the False Claims Act, 31 U.S.C 3729-3733, regarding an investigation to determine whether the original entities were eligible for the aforementioned PPP Loans if their products were in fact used to support the use, growth, enhancement or development of cannabis. At this stage, the Civil Investigative Demands are only requests for information which the Company has provided. The False Claims Act allows for the Department of Justice to recoup any PPP loans as well as potential treble damages for any violation. At this time, the Company cannot assess the likely outcome of the investigations. The Company is continuing to cooperate with the inquiries, and at this time, there has been no formal demand for return of the PPP Loan proceeds, and no formal claim or lawsuit has been initiated against the Company.

Hydrofarm Holdings Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except share and per share amounts)

16. FAIR VALUE MEASUREMENTS

Recurring and Nonrecurring

As described in Note 4 – Restructuring and Asset Sales, during May 2026, subsequent to the end of the fiscal quarter ended March 31, 2026, the Company sold approximately 38 acres of the 120 acres of excess owned land at the Goshen, New York location. The sale price less costs to sell, in the amount of $1,415, was less than the net carrying value of the property, plant and equipment, and the Company recorded a $77 loss in SG&A during the three and six months ended June 30, 2026.

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

Other Fair Value Measurements

The following table summarizes the fair value of the Company’s assets and liabilities as of  June 30, 2026 and  December 31, 2025, which are provided for disclosure purposes:

		June 30, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy Level	Amount	Fair Value	Amount	Fair Value
Assets
Cash, cash equivalents and restricted cash	Level 1	$6,613	$6,613	$6,309	$6,309

Liabilities
Finance leases	Level 3	$7,603	$5,688	$7,836	$8,237
Term Loan	Level 2	$114,394	nm	$114,394	$93,803

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

The carrying amount of the Term Loan reported above excludes unamortized debt discount and deferred financing costs of zero and $2,576 as of June 30, 2026 and December 31, 2025, respectively. The fair value of the Term Loan as of December 31, 2025 was estimated based on Level 2 fair value measurements and was based on bank quotes. As of  June 30, 2026, due to the Specified Event of Default, the Term Loan does not have readily available quoted market prices that the Company believes are indicative of fair value. Accordingly, the Company has not estimated the fair value of its Term Loan as of  June 30, 2026, as such estimates would not be meaningful or practicable.

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

17. SUBSEQUENT EVENTS

On July 31, 2026 (the “Closing Date”), the Company, through its wholly owned subsidiaries Aurora International, LLC, an Oregon limited liability company (the “Seller”) and Aurora Peat Products ULC, an Alberta unlimited liability corporation, entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with 2817049 Alberta Ltd., an Alberta corporation (the “Buyer”). Pursuant to the terms of the Share Purchase Agreement, Seller sold to Buyer and Buyer purchased from Seller all the issued and outstanding shares of APP for $16 million, subject to adjustments set forth in the Share Purchase Agreement (the “Transaction”). The net proceeds from the Transaction will be applied to reduce outstanding debt, including outstanding interest, under the Term Loan. The Share Purchase Agreement contains customary representations and warranties of the parties, covenants and indemnification provisions. The representations, warranties and covenants contained in the Share Purchase Agreement were made solely for the benefit of the parties to the Share Purchase Agreement and may be subject to limitations agreed upon by the contracting parties. Cash obligations in connection with the close of the Transaction are estimated to be up to $3.1 million.

In connection with the Share Purchase Agreement, the Seller and Buyer entered into a secured promissory note on the Closing Date, pursuant to which the Buyer issued, in favor of the Seller, a promissory note in the principal amount of $5 million (the “Principal Amount”), representing a deferred portion of the purchase price payable to the Seller under the Share Purchase Agreement. The secured promissory note was assigned to the lenders of the Company's Term Loan.

In connection with the Share Purchase Agreement, Hydrofarm, LLC and APP entered into a supply agreement on the Closing Date, pursuant to which each of Hydrofarm, LLC and APP will produce and supply certain goods for the other party, subject to the terms and conditions therein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited and unaudited condensed consolidated financial statements and the notes contained elsewhere in this Quarterly Report on Form 10-Q and our 2025 Annual Report. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. Actual events or results may differ materially from forward-looking statements. In evaluating such statements, you should carefully consider the various factors identified in this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in Item 1A. “Risk Factors” in our 2025 Annual Report. See “Special Note Regarding Forward-Looking Statements.”

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

We reach commercial farmers and consumers through a broad and diversified network, who we connect with primarily through our proprietary online ordering platform. Our products are distributed across the United States and Canada through a diversified range of retailers of commercial and home gardening equipment and supplies. Our customers include specialty hydroponic retailers, commercial resellers and greenhouse builders, garden centers, hardware stores, and e-commerce retailers. Specialty hydroponic retailers can provide growers with specialized merchandise assortments and knowledgeable staff. Our logistics services business manages the receipt, warehousing, and distribution of multiple customer accounts, leveraging our warehouse space in multiple distribution centers in the U.S. and Canada. These logistics agreements and operating subleases are accounted for as an offset and reduction to facility expense within SG&A.

We have incurred recurring operating losses, negative cash flows from operations, have significant debt obligations due within the next twelve months due to an event of default on the Company's outstanding Term Loan and are not currently in compliance with certain Nasdaq listing requirements. These conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern.

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

On April 8, 2026, the Company entered into the Forbearance Agreement with the other Obligors, the Lenders, and FEAC, in connection with the Term Loan. Pursuant to the Forbearance Agreement, during the Forbearance Period (as defined in Note 11 – Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), solely with respect to the Specified Event of Default, neither the Administrative Agent nor any Lender shall, upon the terms and conditions expressly specified therein, take any action, commence any proceedings against any Obligor or any other person with respect to the enforcement of any of its or their rights or remedies under the Credit Documents or applicable law, other than as expressly described in the Forbearance Agreement. The Company, the Lenders, and FEAC agreed to extend the Forbearance Period under the Forbearance Agreement through and including August 31, 2026.

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

During the second quarter of 2025, we initiated the 2025 Restructuring Plan to reduce our product portfolio and operational footprint to decrease costs and improve efficiency. The 2025 Restructuring Plan actions entail (i) eliminating a significant portion of our product portfolio, primarily underperforming distributed brands, to improve supply chain and operational focus, (ii) further reductions in our distribution center network and manufacturing footprint, and (iii) corresponding headcount reductions. Since the 2025 Restructuring Plan's inception, we have incurred estimated restructuring costs of $11.1 million. The charges were primarily associated with non-cash inventory write-downs, which were recorded in cost of goods sold on the condensed consolidated statements of operations, and cash and non-cash charges which primarily comprised of charges incurred to relocate and terminate certain facilities. We do not anticipate the 2025 Restructuring Plan and related actions will result in additional material restructuring charges, and anticipate annual cost savings of over $5 million plus additional working capital benefits. The 2025 Restructuring Plan is expected to be completed during 2026.

On April 30, 2026, the Company completed the closing of the previously announced agreement with Quality Horticulture, a family-owned Canadian garden center and horticultural distribution company, pursuant to which Quality Horticulture will serve as the exclusive Canadian distributor of our proprietary portfolio of nutrients, plant additives, grow media, horticultural lighting and environmental control products, including House & Garden, Grotek, Gaia Green, PHOTOBIO, SunBlaster and Active Aqua. The transaction is part of our strategic plan to streamline our operations and improve the focus on our proprietary brands and core product categories.

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

We are closely monitoring the recent tariff and trade policy actions taken by the United States and foreign governments. The situation remains fluid due to the rapidly changing global trade environment, and we continue to evaluate the potential implications of these actions on our business including net sales and profitability. High tariffs on imported products from China or other countries, or new tariffs from other countries, have impacted and could impact the cost of certain products and may negatively impact our financial performance. We have been able to help mitigate the impacts of tariffs through filing for refunds to the extent available to us, negotiations with vendors, and through passing nominal price increases to our customers, but we may be unable to quickly and effectively react to additional tariff and trade policy actions which may impact our business.

Results of Operations—Comparison of three and six months ended June 30, 2026 and 2025

The following table sets forth our unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2026, and 2025, including amounts and percentages of net sales for each period and the period-to-period change in dollars and percent (amounts in thousands):

	Three months ended June 30,
	2026		2025		Period change
Net sales	$23,211	100.0%	$39,245	100.0%	$(16,034)	-40.9%
Cost of goods sold	20,577	88.7%	36,451	92.9%	(15,874)	-43.5%
Gross profit	2,634	11.3%	2,794	7.1%	(160)	-5.7%
Operating expenses:
Selling, general and administrative	10,062	43.4%	16,140	41.1%	(6,078)	-37.7%
Loss from operations	(7,428)	-32.0%	(13,346)	-34.0%	5,918	44.3%
Interest expense	(3,453)	-14.9%	(3,391)	-8.6%	(62)	-1.8%
Other income (expense), net	25	0.1%	(222)	-0.6%	247	111.3%
Loss before tax	(10,856)	-46.8%	(16,959)	-43.2%	6,103	36.0%
Income tax benefit	225	1.0%	98	0.2%	127	129.6%
Net loss	$(10,631)	-45.8%	$(16,861)	-43.0%	$6,230	36.9%

	Six months ended June 30,
	2026		2025		Period change
Net sales	$51,735	100.0%	$79,779	100.0%	$(28,044)	-35.2%
Cost of goods sold	47,264	91.4%	70,108	87.9%	(22,844)	-32.6%
Gross profit	4,471	8.6%	9,671	12.1%	(5,200)	-53.8%
Operating expenses:
Selling, general and administrative	20,630	39.9%	34,003	42.6%	(13,373)	-39.3%
Loss from operations	(16,159)	-31.2%	(24,332)	-30.5%	8,173	33.6%
Interest expense	(9,319)	-18.0%	(6,768)	-8.5%	(2,551)	-37.7%
Other (expense) income, net	(97)	-0.2%	(162)	-0.2%	65	40.1%
Loss before tax	(25,575)	-49.4%	(31,262)	-39.2%	5,687	18.2%
Income tax benefit	333	0.6%	16	0.0%	317	1981.3%
Net loss	$(25,242)	-48.8%	$(31,246)	-39.2%	$6,004	19.2%

Net sales

Net sales for the three months ended June 30, 2026, were $23.2 million, a decrease of $16.0 million, or 40.9% compared to the same period in 2025. Net sales for the six months ended June 30, 2026, were $51.7 million, a decrease of $28.0 million, or 35.2% compared to the same period in 2025.

The 40.9% decrease in net sales for the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to a 37.0% reduction in volume and mix of products sold and a 4.0% decrease in price. This decline was largely driven by the previously mentioned industry oversupply and discontinuation of certain distributed brands. The 35.2% decrease in net sales for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to a 31.9% reduction in volume and mix of products sold and a 3.8% decrease in price. This decline was largely driven by the previously mentioned industry oversupply and discontinuation of certain distributed brands.

Gross profit

Gross profit for the three months ended June 30, 2026, was $2.6 million, a decrease of $0.2 million, or 5.7%, compared to the same period in 2025. Our gross profit margin percentage increased to 11.3% for the three months ended June 30, 2026, from 7.1% in the same period in 2025. The increase in gross profit margin for the three months ended June 30, 2026 was largely driven by a $2.3 million decrease in restructuring charges from the prior year period, as well as selling a higher proportion of proprietary brand products. The gross profit margin percentage increase was partially offset by higher freight and labor costs as a percentage of net sales and lower manufacturing production volumes in certain grow media products.

Gross profit for the six months ended June 30, 2026, was $4.5 million, a decrease of $5.2 million, or 53.8%, compared to the same period in 2025. Our gross profit margin percentage decreased to 8.6% for the six months ended June 30, 2026, from 12.1% in the same period in 2025. Our gross profit margin percentage for the six months ended June 30, 2026 decreased primarily due to higher freight and labor costs as a percentage of net sales and the aforementioned lower manufacturing production volumes in certain grow media products, which more than offset a $0.9 million decrease in restructuring charges from the prior year period and the benefit from selling a higher proportion of proprietary brand products.

The decreases in gross profit for all periods presented were primarily due to the aforementioned lower net sales.

Selling, general and administrative expenses

SG&A expenses for the three months ended June 30, 2026, were $10.1 million, a decrease of $6.1 million, or 37.7% compared to the same period in 2025. SG&A expenses decreased in several areas, including as a result of our cost-saving and restructuring initiatives: (i) a $6.0 million decrease in amortization and depreciation primarily due to intangible asset impairments in 2025, (ii) a $1.2 million decrease in facility expenses, and (iii) a $1.1 million decrease in employee compensation costs, including lower salaries and benefits, stock-based compensation, and performance bonus. The SG&A savings were partially offset by restructuring charges of $2.3 million during the period and costs associated with the Company's strategic alternatives.

SG&A expenses for the six months ended June 30, 2026, were $20.6 million, a decrease of $13.4 million, or 39.3% compared to the same period in 2025. SG&A expenses decreased in several areas, including as a result of our cost saving and restructuring initiatives: (i) a $11.9 million decrease in amortization and depreciation primarily due to intangible asset impairments in 2025, (ii) a $2.4 million decrease in employee compensation costs, including lower salaries and benefits, stock-based compensation, and performance bonus, and (iii) a $1.7 million decrease in facility expenses. The SG&A savings were partially offset by restructuring charges of $3.1 million during the period and costs associated with the Company's strategic alternatives.

Interest expense

Interest expense for the three months ended June 30, 2026, was $3.5 million, an increase from $3.4 million of interest expense recorded in the same period in the prior year. Interest expense for the six months ended June 30, 2026, was $9.3 million, an increase from $6.8 million of interest expense recorded in the same period in the prior year. The increase for the six months ended June 30, 2026, was primarily due to the acceleration of our Term Loan discount and deferred financing costs triggered by the Specified Event of Default.

Other income (expense), net

Other income, net for the three months ended June 30, 2026, was less than $0.1 million, compared to other expense, net of $0.2 million during the same period in the prior year. Other expense, net for the six months ended June 30, 2026, was $0.1 million, compared to other expense, net of $0.2 million during the same period in the prior year.

Income taxes

We recorded income tax benefits of $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively, representing effective tax rates of 2.1% and 1.3%, respectively. Our effective tax rates for the three and six months ended June 30, 2026, differ from the federal statutory rate of 21% primarily due to U.S. and foreign jurisdictions in full valuation allowance. The income tax benefit for the three and six months ended June 30, 2026, was primarily due to certain benefits in Canadian jurisdictions, partially offset by foreign taxes in Spain and U.S. state taxes.

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

Liquidity and Capital Resources

Cash Flow from Operating, Investing, and Financing Activities

Comparison of the six months ended June 30, 2026, and June 30, 2025

The following table summarizes our cash flows for the six months ended June 30, 2026, and 2025 (amounts in thousands):

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(707)	$(10,047)
Net cash from (used in) investing activities	1,426	(501)
Net cash used in financing activities	(261)	(5,121)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(154)	549
Net increase (decrease) in cash, cash equivalents and restricted cash	304	(15,120)
Cash, cash equivalents and restricted cash at beginning of period	6,309	26,111
Cash, cash equivalents and restricted cash at end of period	$6,613	$10,991

Operating Activities

Net cash used in operating activities was $0.7 million for the six months ended June 30, 2026. The net cash usage was primarily due to a $25.2 million net loss, partially offset by net non-cash items of $12.3 million and a $12.2 million net cash inflow from a decrease in working capital. The $12.2 million net decrease in working capital was primarily comprised of a $9.0 million decrease of inventories, a $6.3 million increase in accrued expenses and other current liabilities, a $1.1 million decrease in prepaid expenses and other current assets, and a $1.0 million increase of accounts payable, partially offset by a $3.7 million decrease of lease liabilities and a $1.8 million decrease in deferred revenue. The increase in accrued expenses and other current liabilities was primarily attributable to accrued interest, which increased to $8.3 million as of June 30, 2026 from $1.9 million as of December 31, 2025. The Company is continuing to consolidate its operations in connection with restructuring and related cost saving initiatives which has contributed to the aforementioned decrease in inventory.

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

Investing Activities

Net cash from investing activities was $1.4 million for the six months ended June 30, 2026, compared to net cash used in investing activities of $0.5 million for the six months ended June 30, 2025. The net cash from investing activities for the six months ended June 30, 2026 was primarily due to the sale of property, plant and equipment. We did not have any significant capital expenditures of property, plant and equipment during the six months ended June 30, 2026. The net cash used in investing activities for the six months ended June 30, 2025 was primarily due to capital expenditures of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $0.3 million for the six months ended June 30, 2026, primarily driven by finance lease principal payments.

Net cash used in financing activities was $5.1 million for the six months ended June 30, 2025, primarily driven by (i) $4.9 million of Term Loan repayments relating to required quarterly payments of principal and payments made in conjunction with the IGE Asset Sale reinvestment provision, and (ii) finance lease principal payments of $0.2 million.

Availability and Use of Cash

As of June 30, 2026, we had $6.6 million in cash, cash equivalents and restricted cash and a working capital deficit of $108.1 million. We have incurred recurring operating losses, negative cash flows from operations, and have significant debt obligations due within the next twelve months. These conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern.

Our plans to address these conditions include reducing costs through restructuring and other initiatives, including facility consolidations, headcount reductions, and focusing on our proprietary brand offerings. To improve liquidity, we are negotiating with lenders and key vendors, and are pursuing additional financing or strategic alternatives including the sale of assets or businesses, or through an offering of equity securities. Any potential such event may be subject to provisions referenced in the Term Loan, such as subjecting us to make mandatory prepayments prior to the originally stated maturity date. Although we believe such plans, if executed, should provide us with liquidity to meet our needs, successful completion of such plans is dependent on numerous factors, many of which are beyond our control as further discussed in Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q and in our 2025 Annual Report.

During the second quarter of 2026, we sold approximately 38 acres of the 120 acres of excess owned land at the Goshen, New York location for $1.4 million. On July 31, 2026, the Company, through its wholly owned subsidiaries Aurora International, LLC, an Oregon limited liability company and Aurora Peat Products ULC, an Alberta unlimited liability corporation, entered into a Share Purchase Agreement with 2817049 Alberta Ltd., an Alberta corporation. Pursuant to the terms of the Share Purchase Agreement, Seller sold to Buyer and Buyer purchased from Seller all the issued and outstanding shares of APP for $16 million, subject to adjustments set forth in the Share Purchase Agreement. The net proceeds from the Transaction will be applied to reduce outstanding debt, including outstanding interest, under the Term Loan. The Share Purchase Agreement contains customary representations and warranties of the parties, covenants and indemnification provisions. The representations, warranties and covenants contained in the Share Purchase Agreement were made solely for the benefit of the parties to the Share Purchase Agreement and may be subject to limitations agreed upon by the contracting parties. In connection with the Share Purchase Agreement, the Seller and Buyer entered into a secured promissory note on the Closing Date, pursuant to which the Buyer issued, in favor of the Seller, a promissory note in the principal amount of $5 million, representing a deferred portion of the purchase price payable to the Seller under the Share Purchase Agreement. The secured promissory note was assigned to the lenders of the Company's Term Loan. Cash obligations in connection with the close of the transaction are estimated to be up to $3.1 million.

Term Loan

On October 25, 2021, we and certain of our direct and indirect subsidiaries entered into the Term Loan with JPMorgan Chase Bank, N.A., as administrative agent for the lenders, pursuant to which we borrowed a $125 million senior secured term loan. The Term Loan was amended by Amendment No. 1 effective as of June 27, 2023, to replace the LIBOR referenced rates with SOFR referenced rates. Pursuant to Amendment No. 1, any Term Loan that constitutes a Eurodollar Rate Loan that is outstanding as of the Amendment No. 1 closing date shall continue until the end of the applicable interest period for such Eurodollar Rate Loan and the provisions of the Term Loan applicable thereto shall continue and remain in effect (notwithstanding the occurrence of the Amendment No. 1 closing date) until the end of the applicable interest period for such Eurodollar Rate Loan, after which such provisions shall have had no further force or effect. Such Eurodollar Rate Loan shall subsequently either be an ABR Loan or a Term Benchmark Loan. The ABR Loans shall bear interest at the Alternate Base Rate (with a 2.0% floor) plus 4.50%, and Term Benchmark Loans shall bear interest at the Adjusted Term SOFR Rate (with a 1.0% floor) plus 5.50%. As of the date of filing the 2025 Annual Report, the ABR Loan and Term Benchmark Loan credit spreads of 4.50% and 5.50%, respectively, within the Amendment No. 1 had not changed from the credit spreads in the original Term Loan. On April 8, 2026, we, the Lenders and the Agents entered into Amendment No. 2 to the Credit and Guaranty Agreement. Amendment No. 2 amends the Term Loan to, among other things, (i) replace JPMorgan with FEAC as the administrative agents; and (ii) require each credit party to covenant and agree to (A) regularly provide certain liquidity reports and cash flow forecasts, (B) regularly provide certain aging reports and inventory reports, and (C) maintain a minimum liquidity of $1 million.

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

On the Forbearance Effective Date, the Company entered into the Forbearance Agreement with the other Obligors, the Lenders, and FEAC, in connection with the Term Loan. Pursuant to the Forbearance Agreement, during the Forbearance Period (as defined in Note 11 – Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), solely with respect to the Specified Event of Default, neither the Administrative Agent nor any Lender shall, upon the terms and conditions expressly specified therein, take any action, commence any proceedings against any Obligor or any other person with respect to the enforcement of any of its or their rights or remedies under the Credit Documents or applicable law, other than as expressly described in the Forbearance Agreement. The Company, the Lenders, and FEAC agreed to extend the Forbearance Period under the Forbearance Agreement through and including August 31, 2026.

As of June 30, 2026, and December 31, 2025, the outstanding principal balance on the Term Loan was $114.4 million.

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

Cash and Cash Equivalents

The cash, cash equivalents and restricted cash balances of $6.6 million and $6.3 million at June 30, 2026, and December 31, 2025, respectively, included $3.7 million and $2.9 million, respectively, held by foreign subsidiaries.

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

Interest Rate Risk

We are exposed to interest rate risk through our variable rate debt. As of June 30, 2026, we had $114.4 million of Term Loan debt that is subject to variable interest rates that are based on SOFR or an alternate base rate. Refer to Item 1. Financial Statements, Note 11 – Debt for details relating to the debt. If the rates were to increase by 100 basis points from the rates in effect as of June 30, 2026, our interest expense on the variable-rate debt would increase by an average of $1.2 million annually, or $1.1 million annually considering the paydown of debt related to the sale of APP. There are inherent limitations in the sensitivity analysis presented, primarily due to the assumptions that interest rate changes would be instantaneous, while SOFR changes regularly. We do not currently hedge our interest rate risks, but may determine to do so in the future.

Foreign Currency Risk

The functional currencies of our foreign subsidiary operations are predominantly in the Canadian dollar ("CAD") and the Euro. For the purposes of presenting these condensed consolidated financial statements, the assets and liabilities of subsidiaries with CAD or Euro functional currencies are translated into U.S. dollars ("USD") using exchange rates prevailing at the end of each reporting period. Income and expense items are translated at the average rate prevailing during the period with exchange differences impacting other comprehensive income (loss) in equity. Therefore, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, principally the CAD. We are impacted by changes in foreign currency exchange rates when we sell product in currencies different from the currency in which costs were incurred. The functional currencies and our purchasing and sales activities primarily include USD, CAD and Euro. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency exchange rate risk on sales, purchasing transactions, and labor. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

Inflation Risk

Our results of operations and financial condition are presented based on historical costs. We cannot provide assurances that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

We are currently not in compliance with the continued listing standards of Nasdaq, and if we are unable to regain compliance, our common stock may be delisted from the exchange.

Our common stock is currently listed for trading on the Nasdaq under the symbol “HYFM”. The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards, including Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”) or the alternative requirements of Nasdaq Listing Rule 5550(b)(2)-(3) of having a market value of listed securities of at least $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Requirement”). As of December 31, 2025, we had a stockholders' deficit of approximately $(63) million, the market value of our listed securities was below $35 million as of the date of our 2025 Annual Report, and we realized a net loss in each of the past three fiscal years. Accordingly, we do not meet the requirements of the Minimum Stockholders’ Equity Requirement or Alternative Requirement.

On April 1, 2026, we received a letter (the “Letter”) from the Listing Qualifications Department of the Nasdaq indicating that we were not in compliance with the Minimum Stockholders’ Equity Requirement for continued listing on the Nasdaq, under Nasdaq Listing Rule 5550(b)(1), because our stockholders’ deficit of $(63) million as reported in our 2025 Annual Report was below the required minimum of $2.5 million, and because, as of March 31, 2026, we did not meet the Alternative Requirement relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

On June 16, 2026, we received a letter from Nasdaq indicating that, based on Nasdaq’s review of the Company’s plan submitted on May 18, 2026 and related materials submitted on June 8, 2026, Nasdaq has granted the Company an extension to regain compliance with the Minimum Stockholders’ Equity Requirement. On July 2, 2026, we received a determination letter from Nasdaq notifying us that we did not meet the terms of the extension granted by Nasdaq to regain compliance with the Minimum Stockholders’ Equity Requirement (the “Nasdaq Determination Letter”). The Nasdaq Determination Letter stated that we may request an appeal of this determination at a hearing before the Nasdaq Hearing Panel (the “Panel”) by July 9, 2026. On July 9, 2026, we timely requested a hearing before the Panel, which stayed any further action by Nasdaq at least pending completion of the hearing process and the expiration of any extension period that may be granted by the Panel.

On July 6, 2026, we also received a letter from Nasdaq indicating that we are not in compliance with the minimum bid price requirement for continued listing on Nasdaq under Listing Rule 5550(a)(2) (the “Bid Price Requirement”) because we had not maintained a minimum closing bid price of $1 per share for the prior 30 consecutive business days. The Bid Price Requirement provides us a compliance period of 180 calendar days in which to regain compliance. If at any time during the 180-day period, the closing bid price of our common stock is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide written confirmation to us of compliance. In the event that we do not regain compliance with the Bid Price Requirement, we may be eligible for additional time. The Company intends to monitor the closing bid price of its common stock and is considering its options to regain compliance with the Bid Price Requirement.

We are considering all options available to us to regain compliance with the Minimum Stockholders’ Equity Requirement and Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with the Minimum Stockholders’ Equity Requirement and Bid Price Requirement or will otherwise be in compliance with other applicable Nasdaq Listing Rules, that the Panel will grant the Company an additional extension period to remain listed on Nasdaq, or that the Panel will be successful.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	The Company, the Lenders, and FEAC agreed to extend the Forbearance Period under the Forbearance Agreement through and including August 31, 2026.

(b)	Not applicable.

(c)

During the quarter ended  June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit	Description

2.4+

Share Purchase Agreement dated as of July 31, 2026 by and among Aurora International, LLC, Aurora Peat Products ULC, and 2817049 Alberta Ltd. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-39773), filed with the SEC on August 6, 2026).

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
10.1x+

Offer Letter dated January 14, 2022 by and between Hydrofarm Holdings Group Inc. and Kevin O'Brien (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the SEC on May 15, 2026).

10.2+

Forbearance Agreement dated April 8, 2026, by and among Hydrofarm Holdings Group, Inc., the other credit parties from time to time party thereto, the lenders party thereto, and FEAC Agent, LLC, as administrative agent for the lenders and collateral agent for the secured parties (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39773), filed with the SEC on April 14, 2026).

10.3	Amendment No. 2 to Credit and Guaranty Agreement dated April 8, 2026, by and among Hydrofarm Holdings Group, Inc., the subsidiaries of Hydrofarm Holdings Group, Inc. party thereto from time to time, the lenders party thereto and FEAC Agent, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-39773), filed with the SEC on April 14, 2026).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

x	Denotes management contract or compensatory plan or arrangement.

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

Hydrofarm Holdings Group, Inc.

Date: August 14, 2026	/s/ William Toler
William Toler
Chief Executive Officer & Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 14, 2026	/s/ Kevin O'Brien
Kevin O'Brien
Chief Financial Officer
(Principal Financial Officer)